Form 10-Q
period 1995-12-31
INTERCELL CORP
filed 1996-06-24
CIK 745655

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            December 31, 1995
For the quarterly period ended: _______________________________________________
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________, 19__ to ______________, 19__.


                                    0-14306
Commission file number: _______________________________________________________

                              INTERCELL CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                             84-0928627
- - ----------------------------------------  -------------------------------------
   (State or other jurisdiction of       (I.R.S employer identification number)
    incorporation or organization)


            4455 East Camelback Road, E-160, Phoenix, Arizona, 85018
- - -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  602-952-1528
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




- - -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __    No  __    Not applicable _X_


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 8, 1996, there were 11,673,791 shares of registrant's sole class of common shares and 210,000 Series A preferred shares outstanding.

                         PART 1 - FINAN6IAL INFORMATION

Item 1.   Financial Statements
- - -------   --------------------







                              INTERCELL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995 AND JANUARY 31, 1995

                       (Prepared Internally By Management)






         CONSOLIDATED BALANCE SHEET

         CONSOLIDATED STATEMENT OF OPERATIONS

         CONSOLIDATED STATEMENT OF CASH FLOWS

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              INTERCELL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        DECEMBER 31 AND JANUARY 31, 1995
                       (Prepared internally by management)

                                                   12-31-95       01-31-95
                                     ASSETS

Current assets
      Cash and cash equivalents               $      54,156       $  125,685
      Accounts receivable                           510,379          569,498
      Inventory                                     778,851          639,955
      Prepaid expenses                               76,057          100,000
                                                  ---------        ---------

                                                  1,419,443        1,435,138

Equipment held for sale                             250,000                -
Property, plant and equipment, net                  896,823          925,155
Research and development                             11,943                -
Investment in American Microcell                          -          500,000
Note receivable                                           -        1,250,000
Intangible assets                                   387,527          383,465
                                                  ---------        ---------

                                                 $ 2,965,736     $ 4,493,758
                                                   =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Loan payable to bank                       $    163,022    $         -
      Accounts payable and accrued liabilities      1,022,267        614,168
      Notes payable                                   508,387        799,860
                                                    ---------     ----------

                                                    1,693,676      1,414,028

Long term debt                                         47,286         61,997
                                                    ---------      ---------

           Total liabilities                        1,740,962      1,476,025
                                                    ---------      ---------

Stockholders' equity:
      Preferred stock, Series A, 210,000
           shares authorized and issued at
           a stated value of $10.00 per share       250,000              -
      Common stock, no par value
           100,000,000 shares authorized
           10,630,850 issued and outstanding       3,148,293      3,108,543
           Retained earnings (deficit)            (2,173,519)    (   90,810)
                                                   ---------      ---------

           Total stockholders' equity              1,224,774      3,017,733
                                                   ---------      ---------

                                                 $ 2,965,736    $ 4,493,758
                                                   =========      =========

                              INTERCELL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND
              AND THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1994
                       (Prepared internally by management)



                                      Three Months Ended     Three Months Ended
                                      December 31, 1995         January 31
                                      -----------------      ----------------
                                                             1995        1994
                                                             ----        ----


SALES (net of returns)                 $    852,618      $ 1,053,390  $       -
COST OF GOODS SOLD                          498,916          666,710          -
                                          ---------        ---------   --------

GROSS PROFIT                                353,702          386,680          -
                                          ---------        ---------   --------

OPERATING EXPENSES
      Amortization and depreciation           3,411           30,548          -
      Consulting fees                        57,281          241,579      6,000
      Interest                               24,697           13,802        125
      Legal and accounting                   61,141           25,026     55,111
      General and administrative            176,508          220,623     22,275
      Promotion and marketing                   563            1,968    152,798
      Royalties                              71,883           79,472          -
                                          ---------        ---------   --------


                                            395,484          613,018    236,309
                                          ---------        ---------  ---------


OPERATING LOSS (INCOME)                      41,782          226,338    236,309

OTHER EXPENSES (INCOME)                 (     5,082)     (   955,369)    45,095)
                                        -----------        ---------   --------

LOSS (INCOME) FOR THE PERIOD           $     36,700     $(   729,031) $ 191,214
                                        ===========       ==========  =========


NET LOSS (EARNINGS) PER SHARE              $ 0.003          $(0.053)    $(0.025)
                                             =====            =====       =====

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING          10,457,547       13,794,324  7,619,534
                                         ==========       ==========  =========

                              INTERCELL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND
                     THE THREE MONTHS ENDED JANUARY 31, 1995
                       (Prepared internally by management)



                                                       12-31-95       01-31-95

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                              $(  36,700)  $    725,481
      Amortization and depreciation                       3,411         30,548
      Write off of deferred
         development costs                                    -         44,631
      Increase in accounts receivable                   126,554     (   99,881)
      Increase in inventory                           (   6,094     (  142,420)
      Increase in prepaid expenses                        3,197        111,639
      Increase (decrease) in
          current liabilities                         ( 105,720)    (  191,329)
                                                       ---------     ---------

      Net cash provided by operating activities       (   15,352)       478,669
                                                       ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES
      Note receivable,
         Reland International, Inc.                            -    (1,250,000)
      Less cost of technology                                  -       250,000
                                                       ---------     ---------
                                                               -    (1,000,000)
      Acquisition of property, plant
         and equipment                                (   15,190)          687
      Research and development                        (   11,943)            -
      Deposits                                                 -         7,202
      Investment in American Microcell                         -    (  500,000)
      Advances to Interpretel, Inc. (net)                      -    (  100,000)
                                                       ---------     ---------

                                                      (   27,133)   (1,592,111)
                                                       ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
      Share capital issued                                39,750       819,938
      Mortgage payable                                (      524)   (    1,503)
                                                                     ---------
      Loan from stockholder

                                                          39,226        818,435
                                                        --------     ----------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            (    3,259)   (  295,007)

CASH AND CASH EQUIVALENTS AT START OF PERIOD              57,415       420,692
                                                        --------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   54,156    $  125,685
                                                        ========     =========

                              INTERCELL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                       (Prepared Internally By Management)


Basis of Presentation
- - ---------------------

The consolidated balance sheet as of December 31, 1995 and the consolidated statements of operations and cash flows for the three months ended December 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

In accordance with the Agreement and Plan of Reorganization entered into by and between the Company and Modern Industries, Inc. (see Note 1), the Company issued 5,412,191 common shares to Modern, representing approximately 52% of the 10,409,244 shares of the Company outstanding on completion of the transaction. Modern was therefore deemed to be the acquiring company in this transaction and accordingly reverse takeover accounting principles have been applied in the preparation of these financial statements. In addition, the financial statements for the three month periods ended January 31, 1995 and 1994 reflect the consolidated financial position and results of operations of Modern Industries, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1995 financial statements of Intercell Corporation, the notes thereto and the Independent Auditors' Report thereon.



1.       Nature Of Operations And Summary Of Significant Accounting Policies
         -------------------------------------------------------------------

         General
         -------

         Intercell Corporation (the Company or Intercell) was incorporated under the laws of Colorado on October 4, 1983, and was previously engaged in the sale of business and cellular telephone equipment. This business was abandoned and all remaining assets liquidated or otherwise abandoned during 1991, with all obligations being paid or otherwise satisfied. Beginning in July, 1992, the Company adopted a business plan to take advantage of new investment opportunities.

         Acquisition of the Assets and Liabilities of Modern Industries Inc.
         -------------------------------------------------------------------

         An Agreement and Plan of Reorganization dated July 7, 1995 was entered into between the Company and Modern Industries, Inc. (Modern). The Company issued 5,412,191 shares of common stock to Modern in exchange for all of the assets and liabilities of Modern and its wholly owned subsidiary, California Tube Laboratory, Inc. (CTL).

         The 5,412,191 shares issued to Modern represented approximately 52% of the Company's outstanding stock upon completion of the transaction. As such, the transaction was accounted for as a purchase of Intercell Corporation by Modern. Accordingly, the assets of Intercell have been recorded at their fair market value at the date of acquisition and Intercell's results of operations have been included in these consolidated financial statements since the date of acquisition.

         Modern Industries, Inc.
         -----------------------

         Modern was incorporated in the state of Delaware on April 16, 1991 for the purpose of merging with Mamba Corporation (Mamba), a company incorporated in the state of Texas on November 9, 1987. Mamba was organized primarily for the purpose of raising capital to take advantage of domestic and foreign business investment opportunities. On May 1, 1991, Mamba merged with Modern, with each 112 shares of the issued and outstanding common stock of Mamba being converted into 1 share of common stock of Modern. Mamba ceased to exist as a corporate entity, with the surviving entity being Modern.

         On June 22, 1993, Modern formed a wholly owned subsidiary named Modern Resources, Inc. (MRI), a New Mexico corporation. The purpose of MRI was to allow Modern to conduct business in the state of New Mexico and to develop mining resources in that state. During the 1995 fiscal year, the operations of MRI were terminated and all assets and liabilities of MRI were assumed by Modern.

         Purchase of California Tube Laboratory, Inc.
         --------------------------------------------

         Effective May 1, 1994, Modern acquired all of the issued and outstanding shares of CTL for 762,031 shares of its common stock (valued at $1,069,140) and notes payable to two major stockholders of CTL for $955,860. As of September 30, 1995, the amounts due to the major stockholders had been reduced to $495,731.

         In addition to the above, Modern bought out an employment contract with a former owner of CTL for 222,572 shares of Modern common stock (valued at $312,272).

         CTL began operations in 1949 under the laws of the state of California. CTL is in the electronic parts and repair business. CTL manufactures and rebuilds magnetrons, klystrons, high power triodes and tetrodes, electron guns and linear accelerators for customers primarily in the United States.

         Significant Accounting Policies
         -------------------------------

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include all of the assets and liabilities of the parent company, Intercell Corporation, as well as those of California Tube Laboratory, Inc. All intercompany transactions, accounts and balances have been eliminated on consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         The accounting records of the Company and its financial statements are maintained and presented on the accrual basis. Revenues are recognized when earned, generally on shipment. Provision is made for estimated customer returns and warranty costs at the time of sale.

         INVENTORIES

         Raw material inventories are stated at the lower of cost (first in, first out) or market. For CTL, the manufacture of new tubes is done on a standard cost basis with the costs of raw materials, labor and overheads adjusted periodically when costs change. Each tube repair is unique and is costed out on a specific item basis with costs accumulated as incurred. Tubes rebuilt for the U.S. government follow governmental cost allocation guidelines.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture and equipment and 40 years for the condominium.

         INTANGIBLES

         Propriety technology, trade names and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over 15 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis.


3.       Property, Plant And Equipment
         -----------------------------

         Intercell Corporation
         ---------------------

         On December 29, 1994, the Company acquired certain assets consisting of microwave transmission and associated support equipment, in exchange for 210,000 shares of Series A redeemable, convertible preferred stock.

         As of December 31, 1995, the microwave equipment is held for sale. The equipment and the associated preferred shares issued to acquire the equipment were valued at $250,000 at September 30, 1995, management's estimate of the minimum realizable value to be received on a sale of this equipment.

         California Tube Laboratory, Inc.
         --------------------------------

         The equipment of California Tube Laboratory, Inc. is highly specialized and was either purchased or built on location to assist in tube repair or manufacture. Much of the purchased equipment has also been modified to fulfill the specific needs of CTL. The internally built equipment costs were accumulated and capitalized. The condominium listed below is located approximately twenty miles from the plant and is used for out-of-town guests.

                                                        Cost
                                                        ----

         Furniture and fixtures                   $    85,437
         Equipment and machinery                      436,522
         Vehicle                                        7,335
         Condominium (including land)                 180,649
                                                   ----------
                                                      709,943
         Accumulated depreciation                     519,826
                                                   ----------
                                                  $   190,117
                                                   ==========

4.       Note Receivable, Reland International, Inc.
         -------------------------------------------

         On January 16, 1995, Modern Industries, Inc. sold its rights to a technology which utilizes microwaves to enhance the production of oil wells to Reland International, Inc. for $1,250,000 plus certain royalty payments. Payment of the $1,250,000 was made by a note, with 6% interest payable annually on or before January 15th of each year and principal payable from the gross revenues of Reland from licensing the technology in amounts up to $250,000 per year on or before January 15th of each year. Any remaining balance is to be paid on or before January 16, 2000. In addition to payments on the note, the holder of the note will receive 10% of the gross licensing revenues Reland generates for the next ten years.

         The Company acquired this note from Modern Industries, Inc. on July 7, 1995 as described in Note 1. Due to concerns about collectibility, this note has been fully reserved as of September 30 and December 31, 1995. No interest has been received on this note.

5.       Investment in American Microcell
         --------------------------------

         In connection with the acquisition of the assets of Modern Industries, Inc., the Company acquired a 15% interest in the Phoenix based company American Microcell. American Microcell was engaged in the research and development of improved technologies for cellular phones. However, American Microcell proved unsuccessful in its efforts to finance continuing development of the technologies acquired, and the rights to these technologies reverted to the original developers. Accordingly, the Company's investment was written off at September 30, 1995.


6.       Advances to Interpretel
         -----------------------

         The Company acquired Modern Industries, Inc.'s interest in a $100,000 cash advance to Interpretel, Inc. This advance, is repayable by cash in the amount of $45,000 (paid) and 100,000 shares of Wavetech, Inc.


7.       Notes Payable
         -------------

         As of December 31, 1995, the Company had an outstanding promissory note payable in the principle amount of $497,877, plus accrued interest of $10,510. The note is due on September 30, 1996 and bears interest at the rate of 8% per annum, due monthly.


8.       Long Term Debt
       --------------

         The Company has a long term debt commitment which is the mortgage on the condominium owned by CTL. The monthly payment is $577.92 until May, 2008. The fixed annual interest rate on this mortgage is 9.75%.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations
- - -------  -----------------------------------------------------------------------

         Results of Operations
         ---------------------

         On July 7, 1995, the Company entered into an Agreement and Plan of Reorganization pursuant to Section 368(a)(1)(C) of the Internal Revenue Code of 1986 with Modern Industries, Inc., a Delaware corporation. The Company issued Five Million Four Hundred Twelve Thousand One Hundred Ninety One (5,412,191) restricted common shares out of its authorized but unissued capital to Modern Industries, Inc., in exchange for all of the assets and liabilities of Modern Industries, Inc. and its wholly owned subsidiary, California Tube Laboratory, Inc. The transaction was approved under Delaware law, by the consent of persons holding more than a majority of the voting power of the outstanding common stock of Modern Industries, Inc. Pursuant to the Agreement, Modern Industries, Inc. agreed and covenanted not to make any distribution of the securities acquired from the Company on or before one (1) year from the date of the transaction. Such distribution will be registered , on the appropriate form, with the Securities and Exchange Commission prior to distribution.

         The issuance of Five Million Four Hundred Twelve Thousand One Hundred Ninety One (5,412,191) shares by the Company to Modern Industries, Inc., represents approximately Fifty Two (52%) percent of the Ten Million Four Hundred Nine Thousand Two Hundred Forty Four (10,406,244) shares of the Company outstanding upon completion of the transaction.

         Pursuant to the Agreement, the Company acquired certain leaseholds, equipment and other physical property located at the principal executive offices and plant facilities of Modern Industries, Inc., located in Santa Cruz, California. These assets were and are primarily used in manufacturing and rebuilding of electron power tubes. The Company intends to continue and in fact significantly expand the scope of the operations acquired.

         During fiscal 1994 and prior to the acquisition of the assets and liabilities of Modern Industries, Inc. referred to above, the Company had devoted its efforts towards the telecommunications industry. On December 30, 1994, the Company consummated an Asset Purchase Agreement with Asia Skylink Corporation, which resulted in the acquisition of certain assets by the Company. These assets are comprised of microwave transmission and associated support equipment. The Company intends to use these assets in providing video, voice and data transmission facilities on a private basis within the Denver metropolitan area and the surrounding front range region. The Company is presently reviewing joint venture opportunities for this purpose.


         LIQUIDITY

         On the acquisition of the assets and liabilities of Modern Industries, Inc., the Company commenced financing its operations from the cash flow of California Tube Laboratory, Inc. The Company intends to improve its working capital position in the near future through a combination of debt and equity financing and improved cash flow from its operating entity.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
- - -------  ------------------

         No material legal proceedings (other than routine litigation incidental to the business) to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated. Previously, however, certain litigation was initiated prior to the period covered by this report by the former President of the Company, William B. Fulks. The complaint was filed in District Court, Montezuma County, Colorado, on August 9, 1990. The complaint alleges that Mr. Fulks was owed $5,777.78 in unpaid salary at the time of his resignation, and further alleges he is owed $2,888.89 as a penalty for the failure by the Company to pay the unclaimed salary. The Company has offered to pay Mr. Fulks the sum of $2,000 in settlement of this matter, but he has not responded to the offer. If the matter goes to trial, the Company believes it has meritorious defenses and will vigorously defend itself.


Item 2.  Changes in Securities.
- - -------  ----------------------

         During the period covered by and to the date of this report, none of the constituent instruments defining the rights of the holders of any class of registered securities have been materially modified, and further, none of the rights evidence by any class of registered securities have been materially limited or qualified in any manner.


Item 3.   Defaults Upon Senior Securities.
- - -------   --------------------------------

         The Company had no class of senior securities outstanding during the period covered by or to the date of this report.


Item 4.  Submission of Matters to a Vote by Security Holders.
- - -------  ----------------------------------------------------

         No matters were submitted by the Company to its security holders during the fiscal period covered by this report.


Item 5.  Other Information.
- - -------  ------------------

         The Form 10-K of the Company for the year ended December 31, 1994, under "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Outstanding Shares and Shareholders of Record" incorrectly reported 210 shares of preferred stock outstanding. This number should have been 210,000 shares.

Item 6.  Exhibits and Reports on Form 8-K.
- - -------  ---------------------------------

         (a)      Exhibits:

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports:

                  Form 8-K dated July 7, 1995 disclosed the change of control of the Company and the acquisition of the assets and liabilities of Modern Industries, Inc., as discussed above.

                  Form 8-K dated December 4, 1995 disclosed the dismissal of Halliburton, Hunter & Associates, P.C. and the engagement of KPMG Peat Marwick, L.L.P. as the Company's new principal independent accountants, effective December 4, 1995.

                  Form S-8 dated January 24, 1996 disclosed details of the Company's 1995 Compensatory Stock Option Plan and the registration of 3,581,160 Common Shares of the Company issuable under this Plan.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              INTERCELL CORPORATION

                              (Registrant)

                                   /s/ Gordon Sales
Date: May 10, 1996            By:  __________________________________________
                                    Gordon Sales, President and Chief
                                    Executive Officer


                                   /s/ Alan Smith
Date: May 10, 1996            By:  ___________________________________________
                                    Alan Smith, Secretary and Chief
                                    Financial Officer