Form 10-Q
period 1996-03-31
INTERCELL CORP
filed 1996-06-24
CIK 745655

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            March 31, 1996
For the quarterly period ended: _______________________________________________
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________, 19__ to ______________, 19__.


                                    0-14306
Commission file number: _______________________________________________________

                              INTERCELL CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                             84-0928627
- -----------------------------------------  ------------------------------------
     (State or other jurisdiction of     (I.R.S employer identification number)
      incorporation or organization)


            4455 East Camelback Road, E-160, Phoenix, Arizona, 85018
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  602-952-1528
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -------  --------------------







                              INTERCELL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND APRIL 30, 1995

                       (Prepared Internally By Management)






         CONSOLIDATED BALANCE SHEET

         CONSOLIDATED STATEMENT OF OPERATIONS

         CONSOLIDATED STATEMENT OF CASH FLOWS

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              INTERCELL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        MARCH 31, 1996 AND APRIL 30, 1995
                       (Prepared internally by management)

                                                      03-31-96      04-30-95
                                                      --------      --------
                                     ASSETS
                                     ------

Current assets
      Cash and cash equivalents                  $      37,944   $   180,720
      Accounts receivable                              627,606       620,710
      Inventory                                        859,972       693,611
      Prepaid expenses                                  7,989        142,296
                                                     ----------    ---------

                                                     1,597,511     1,637,337

Equipment held for sale                                250,000             -
Property, plant and equipment, net                     895,642       955,180
Research and development                                32,150             -
Investment in American Microcell                             -       500,000
Note receivable                                              -     1,250,000
Intangible assets                                      387,527       352,850
                                                     ---------     ---------

                                                   $ 3,162,830   $ 4,695,367
                                                     =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Loan payable to bank                         $    473,380            -
      Accounts payable and accrued liabilities          964,556      569,400
      Notes payable                                     505,230      807,360
                                                      ---------    ---------

                                                      1,943,166    1,376,760

Long term debt                                           46,710       48,379
                                                      ---------    ---------

           Total liabilities                          1,989,876    1,425,139
                                                      ---------    ---------

Stockholders' equity:
      Preferred stock, Series A, 210,000
           shares authorized and issued at a
           stated value of $10.00 per share             250,000           -
      Common stock, no par value
           100,000,000 shares authorized
           11,081,611 issued and outstanding          3,468,744    3,167,540
           Retained earnings (deficit)               (2,545,790)     102,688
                                                     -----------   ---------

           Total stockholders' equity                 1,172,954    3,270,228
                                                     ---------     ---------

                                                    $ 3,162,830  $ 4,695,367
                                                     ==========    =========

                              INTERCELL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND
                AND THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                       (Prepared internally by management)



                                    Six Months Ended        Six Months Ended
                                     March 31, 1996             April 30
                                   -----------------        -----------------
                                                           1995          1994
                                                           ----          ----


SALES (net of returns)                $ 1,695,840      $ 2,236,772 $          -
COST OF GOODS SOLD                      1,406,031        1,441,278            -
                                        ---------        ---------   ----------

GROSS PROFIT                              289,809          795,494            -
                                        ---------       ----------   ----------

OPERATING EXPENSES
      Amortization and depreciation         9,822           56,157            -
      Bad debt expense                      8,494                -            -
      Consulting fees                      76,936          296,570       17,903
      Interest                             71,973           15,212          125
      Legal and accounting                110,759           55,314       55,111
      General and administrative          306,043          381,037       10,372
      Promotion and marketing             114,750           27,594      152,798
                                        ---------       ----------   ----------

                                          698,777          831,884      236,309
                                       ----------       ----------   ----------

OPERATING LOSS (INCOME)                   408,968           36,390      236,309

OTHER EXPENSES (INCOME)                         -      (   955,369) (    45,095)
                                       ----------       ----------   -----------

LOSS (INCOME) FOR THE PERIOD         $    408,968     $(   918,979)  $  191,214
                                       ==========       ==========    =========


NET LOSS (EARNINGS) PER SHARE            $ 0.038          $(0.067)      $ 0.025
                                           =====            =====         =====

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING        10,745,428       13,794,325    7,619,534
                                       ==========       ==========    =========

                              INTERCELL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND
                       THE SIX MONTHS ENDED APRIL 30, 1995
                       (Prepared internally by management)


                                                     03-31-96        04-30-95
                                                     --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                             $( 408,968)   $   918,979
      Amortization and depreciation                      9,822         66,863
      Write off of deferred
         development costs                                   -         44,631
      Decrease (increase) in
         accounts receivable                             9,327     (  151,093)
      Increase in inventory                          (  87,215)    (  196,076)
      Decrease (increase) in
         prepaid expenses                                7,265     (   30,657)
      Increase (decrease) in
           current liabilities                         143,770     (  240,712)
                                                     ---------      ---------

      Net cash provided by operating activities      ( 325,999)       411,935
                                                     ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
      Note receivable
         Reland International, Inc.                         -      (1,250,000)
      Less cost of technology                               -         250,000
                                                     ---------     ----------
                                                            -      (1,000,000)
      Acquisition of property, plant
         and equipment                             (   20,423)     (   27,836)
      Research and development                     (   32,150)             -
      Investment in American Microcell                      -      (  500,000)
                                                    ---------       ---------

                                                    (  52,573)     (1,527,836)
                                                     ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
      Share capital issued                             360,201        878,935
      Mortgage payable                              (   1,100)     (    3,006)
                                                    ----------      ----------
      Loan from stockholder

                                                       359,101        875,929
                                                    ----------      ---------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                         (    19,471)    (  239,972)

CASH AND CASH EQUIVALENTS AT START OF PERIOD            57,415        420,692
                                                    ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    37,944    $   180,720
                                                    ==========     ==========

                              INTERCELL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                       (Prepared Internally By Management)


Basis of Presentation
- ---------------------

The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flows for the six months ended March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

In accordance with the Agreement and Plan of Reorganization entered into by and between the Company and Modern Industries, Inc. (see Note 1), the Company issued 5,412,191 common shares to Modern, representing approximately 52% of the 10,409,244 shares of the Company outstanding on completion of the transaction. Modern was therefore deemed to be the acquiring company in this transaction and accordingly reverse takeover accounting principles have been applied in the preparation of these financial statements. In addition, the financial statements for the six month periods ended April 30, 1995 and 1994 reflect the consolidated financial position and results of operations of Modern Industries, Inc.

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

          Purchase of California Tube Laboratory, Inc.
          --------------------------------------------
          Effective May 1, 1994, Modern acquired all of the issued and outstanding shares of CTL for 762,031 shares of its common stock (valued at $1,069,140) and notes payable to two major stockholders of CTL for $955,860. As of September 30, 1995, the amounts due to the major stockholders had been reduced to $495,731. In addition to the above, Modern bought out an employment contract with a former owner of CTL for 222,572 shares of Modern common stock (valued at $312,272). CTL began operations in 1949 under the laws of the state of California. CTL is in the electronic parts and repair business. CTL manufactures and rebuilds magnetrons, klystrons, high power triodes and tetrodes, electron guns and linear accelerators for customers primarily in the United States

          Significant Accounting Policies
          -------------------------------

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

         As of March 31, 1996, the microwave equipment is held for sale. The equipment and the associated preferred shares issued to acquire the equipment were valued at $250,000 at September 30, 1995, management's estimate of the minimum realizable value to be received on a sale of this equipment.

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

                                                         Cost
                                                         ----

         Furniture and fixtures                     $    86,200
         Equipment and machinery                        437,172
         Vehicle                                          7,335
         Condominium (including land)                   180,649
                                                      ---------
                                                        711,356
         Accumulated depreciation                       526,941
                                                      ---------

                                                    $   184,415
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

         The Company acquired this note from Modern Industries, Inc. on July 7, 1995 as described in Note 1. Due to concerns about collectibility, this note has been fully reserved as of September 30, 1995. No interest has been received on this note.


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


7.       Notes Payable
         -------------

         As of March 31, 1996, the Company had an outstanding promissory note payable in the principle amount of $497,877, plus accrued interest of $7,353. The note is due on September 30, 1996 and bears interest at the rate of 8% per annum, due monthly.


8.       Long Term Debt
         --------------

         The Company has a long term debt commitment which is the mortgage on the condominium owned by CTL. The monthly payment is $577.92 until May, 2008. The fixed annual interest rate on this mortgage is 9.75%.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

         RESULTS OF OPERATIONS

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

California Tube Laboratory, Inc.
- --------------------------------

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

Research Agreement - Arizona State University
- ---------------------------------------------

         On December 14, 1995, the Company entered into a research agreement with Arizona State University for the development and testing of a cellular phone antenna designed to: 1) minimize radiation towards the user, thereby reducing the potential health hazard that may be associated with exposure to electromagnetic signals; 2) maintain the electrical performance of the antenna and range of the cellular phone; 3) minimize the size of the antenna to comport with the trend in today's user electronics; and 4) address the technical problems associated with the manufacture of cellular phones utilizing the antenna.

Equipment Held For Resale
- -------------------------

         During fiscal 1994 and prior to the acquisition of the assets and liabilities of Modern Industries, Inc. referred to above, the Company had devoted its efforts towards the telecommunications industry. On March 30, 1994, the Company consummated an Asset Purchase Agreement with Asia Skylink Corporation, which resulted in the acquisition of certain assets by the Company. These assets are comprised of microwave transmission and associated support equipment. The Company initially intended to use these assets to provide video, voice and data transmission facilities on a private basis within the Denver metropolitan area and the surrounding front range region. However, the Company is presently reviewing opportunities for the disposition of this equipment.


         LIQUIDITY

         On the acquisition of the assets and liabilities of Modern Industries, Inc., the Company commenced financing its operations from the cash flow of California Tube Laboratory, Inc. The Company intends to improve its working capital position in the near future through a combination of debt and equity financing and improved cash flow from its operating entity.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
- -------  -----------------

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


Item 3.  Defaults Upon Senior Securities.
- -------  --------------------------------

         The Company had no class of senior securities outstanding during the period covered by or to the date of this report.


Item 4.  Submission of Matters to a Vote by Security Holders.
- -------  ----------------------------------------------------

         No matters were submitted by the Company to its security holders during the fiscal period covered by this report.


Item 5.  Other Information.
- -------  ------------------

         The Form 10-K of the Company for the year ended March 31, 1994, under "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Outstanding Shares and Shareholders of Record" incorrectly reported 210 shares of preferred stock outstanding. This number should have been 210,000 shares.

Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------

         (a)      Exhibits:

                  Exhibit 27 - Fiancial Data Schedule

         (b)      Reports:

                  Form 8-K dated July 7, 1995 disclosed the change of control of the Company and the acquisition of the assets and liabilities of Modern Industries, Inc., as discussed above.

                  Form 8-K dated March 4, 1995 disclosed the dismissal of Halliburton, Hunter & Associates, P.C. and the engagement of KPMG Peat Marwick, L.L.P. as the Company's new principal independent accountants, effective March 4, 1995.

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



                                INTERCELL CORPORATION

                                 (Registrant)

                                      /s/ Gordon Sales
Date: May 10, 1996              By:   _______________________________________
                                      Gordon Sales, President and Chief
                                      Executive Officer


                                      /s/ Gordon Sales
Date: May 10, 1996              By:   ________________________________________
                                      Alan Smith, Secretary and Chief Financial
                                      Officer