Form 10-Q
period 1996-06-30
INTERCELL CORP
filed 1996-08-14
CIK 745655

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996
                               _____________________________
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________,19__ to ____________,19__.

Commission file Number:  0-14306
                       _______________________________

                         INTERCELL CORPORATION
  _________________________________________________________________________
         (Exact name of registrant as specified in its charter)

         Colorado                                   84-0928627
__________________________________          ____________________________
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  identification number)

      Suite 250, 7201 East Camelback Road, Scottsdale, Arizona, 85251
      __________________________________________________________________
                 (Address of principal executive offices)
                                (Zip code)


                               (602) 970-5500
              __________________________________________________
             (Registrant's telephone number, including area code)


        E-160, 4455 East Camelback Road, Phoenix, Arizona 85018
_______________________________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X   No
                          ___       ___


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     Yes      No      Not applicable  X
                         ___     ___                 ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 7, 1996, there were 13,373,791 shares of registrant's sole class of common shares, 210,000 Series A preferred shares and 1,000 Series B preferred shares outstanding.

                    PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements







                             INTERCELL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND JULY 31, 1995

                      (Prepared Internally By Management)



     CONSOLIDATED BALANCE SHEET

     CONSOLIDATED STATEMENT OF OPERATIONS

     CONSOLIDATED STATEMENT OF CASH FLOWS

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                          INTERCELL CORPORATION
                       CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1996 AND JULY 31, 1995
                   (Prepared internally by management)

                                            06-30-96       07-31-95
                                            ________       ________
                                  ASSETS
                                  ______
Current assets:
   Cash and cash equivalents             $   793,183    $   210,259
   Accounts receivable                       689,819        611,180
   Inventory                                 890,403        808,498
   Prepaid expenses                           61,118        149,889
                                             -------        -------
                                           2,434,523      1,779,826

Equipment held for sale                      250,000        250,000
Property, plant and equipment, net         2,245,995        958,659
Research and development                      37,663              -
Intangible assets                            387,527        387,527
                                           ---------      ---------

                                         $ 5,355,708    $ 3,376,012
                                           =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ____________________________________

Current liabilities:
   Loan payable to bank                  $   528,079    $         -
   Accounts payable and
     accrued liabilities                     533,040        591,356
   Notes payable                             864,627        535,731
                                             -------        -------

                                           1,925,746      1,127,087

Long term debt                                     -         50,529
                                           ---------      ---------

          Total liabilities                1,925,746      1,177,616
                                           ---------      ---------

Stockholders' equity:
   Preferred stock, Series A,
     210,000 shares authorized
     and issued at a stated value of
     $10.00 per share                        250,000        250,000
   Common stock, no par value
     100,000,000 shares authorized
     13,373,791 issued and outstanding     5,584,854      3,108,543
   Retained earnings (deficit)            (2,404,892)    (1,160,147)
                                           ---------      ---------

          Total stockholders' equity       3,429,962      2,198,396
                                           ---------      ---------

                                         $ 5,355,708    $ 3,376,012
                                           =========      =========

                               INTERCELL CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND
                    THE NINE MONTHS ENDED JULY 31,1995 AND 1994
                        (Prepared internally by management)

                                     Nine Months Ended     Nine Months Ended
                                       June 30, 1996            July 31
                                       _____________            _______
                                                           1995         1994
                                                           ____         ____

Sales (net of returns)                 $ 2,625,514    $ 2,884,525  $ 1,011,878

Cost of goods sold                       1,966,565      1,655,884      714,296
                                         ---------      ---------    ---------

     Gross profit                          658,949      1,228,641      297,582

Selling, general and administrative
   expenses                                940,044        734,230      724,165
                                         ---------      ---------    ---------

     Operating income (loss)            (  281,095)       494,411   (  426,583)
                                         ---------      ---------    ---------

Other income (expense)
   Interest expense                     (   84,302)    (   53,041)  (    1,643)
   Gain (loss) on investments               97,325     (  785,226)           -
                                         ---------      ---------    ---------

Loss for the period                    $(  268,072)   $(  343,856) $(  428,226)


Net loss per share                         $(0.023)       $(0.059)     $(0.126)
                                             =====          =====        =====

Weighted average number of common
  shares outstanding                    11,695,417      5,831,507    3,385,905
                                        ==========      =========    =========



                              INTERCELL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND
                       THE NINE MONTHS ENDED JULY 31, 1995
                       (Prepared internally by management)

                                                     06-30-96         07-31-95
                                                     ________         ________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                              $(  268,073)     $(  343,856)
   Gain on sale of property, plant
     and equipment                                 (   88,717)               -
   Loss on investments                                      -          578,865
   Increase in accounts receivable                 (   52,886)      (  141,563)
   Increase in inventory                           (  117,646)      (  310,963)
   Decrease in prepaid expenses                        18,136       (   38,250)
   Increase in current liabilities                    126,350       (  493,708)
                                                    ---------        ---------

   Net cash provided by operating activities       (  382,836)      (  749,475)
                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment    (1,444,804)      (   30,896)
   Acquisition of equipment held for sale                   -       (  250,000)
   Research and development                        (   37,663)               -
   Proceeds on sale of property,plant and equipment   172,570                -
                                                    ---------        ---------

                                                   (1,309,897)      (  280,896)
                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Share capital issued                             2,476,311          819,938
   Mortgage payable                                (   47,810)               -
   Loan from shareholder                                    -                -
                                                    ---------        ---------

                                                    2,428,501          819,938
                                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   735,768       (  210,433)

CASH AND CASH EQUIVALENTS AT START OF PERIOD           57,415          420,692
                                                    ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   793,183      $   210,259
                                                    =========        =========


                                INTERCELL CORPORATION
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                          (Prepared Internally By Management)


Basis of Presentation
_____________________

The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations and cash flows for the nine months ended
June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

In accordance with the Agreement and Plan of Reorganization entered into by and between the Company and Modern Industries, Inc. (see Note 1), the Company issued 5,412,191 common shares to Modern, representing approximately 52% of the 10,409,244 shares of the Company outstanding on completion of the transaction. Modern was therefore deemed to be the acquiring company in this transaction and accordingly reverse takeover accounting principles have been applied in the preparation of these financial statements. In addition, the financial statement for the nine month period ended July 31, 1994 reflects the consolidated results of operations of Modern Industries, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1995 financial statements of Intercell Corporation, the notes thereto and the Independent Auditors' Report thereon.



1.   Nature of Operations and Summary of Significant Accounting Policies

     General
     _______

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

     Acquisition of the Assets and Liabilities of Modern Industries Inc.
     ___________________________________________________________________

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


     Modern Industries, Inc.
     _______________________

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


     Purchase of California Tube Laboratory, Inc.
     ____________________________________________

     Effective May 1, 1994, Modern acquired all of the issued and outstanding shares of CTL for 762,031 shares of its common stock (valued at $1,069,140) and notes payable to two major stockholders of CTL for $955,860. As of June 30, 1996, the amounts due to the major stockholders had been reduced to $497,877. Subsequent to June 30, 1996, these amounts were paid in full.

     In addition to the above, Modern bought out an employment contract with a former owner of CTL for 222,572 shares of Modern common stock (valued at $312,272).

     CTL began operations in 1949 under the laws of the state of California.
     CTL is in the electronic parts and repair business. CTL manufactures and rebuilds magnetrons, klystrons, high power triodes and tetrodes, electron guns and linear acccelerators for customers primarily in the United States.


     Formation of Arizcan Properties, Ltd.
     _____________________________________

     Arizcan Properties, Ltd., an Arizona corporation, was formed in the period for the purpose of acquiring a development property on which to establish Intercell's manufacturing operations. Intercell is the sole shareholder of Arizcan.


2.   Significant Accounting Policies

     Principles of Consolidation
     ___________________________

     These consolidated financial statements include all of the assets and liabilities of the parent company, Intercell Corporation, as well as those of California Tube Laboratory, Inc. and Arizcan Properties, Ltd. All intercompany transactions, accounts and balances have been eliminated on consolidation.

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

     Revenue Recognition
     ___________________

     The accounting records of the Company and its financial statements are maintained and presented on the accrual basis. Revenues are recognized when earned, generally on shipment. Provision is made for estimated customer returns and warranty costs at the time of sale.

     Inventories
     ___________

     Raw materials inventories are stated at the lower of cost (first in, first out) or market. For CTL, the manufacture of new tubes is done on a standard cost basis with the costs of raw materials, labor and overheads adjusted periodically when costs change. Each tube repair is unique and is costed out on a specific item basis with costs accumulated as incurred. Tubes rebuilt for the U.S. government follow governmental cost allocation guidelines.

     Property, Plant and Equipment
     _____________________________

     Property, plant and equipment is stated at cost. Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture and equipment and 40 years for the condominium.

     Intangibles
     ___________

     Propriety technology, trade names and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over 15 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis.



3.   Property, Plant and Equipment

     Intercell Corporation
     _____________________

     On December 29, 1994, the Company acquired certain assets consisting of microwave transmission and associated support equipment, in exchange for 210,000 shares of Series A redeemable, convertible preferred stock.

     As of June 30, 1996, the microwave equipment is held for sale. The equipment and the associated preferred shares issued to acquire the equipment were valued at $250,000 at September 30, 1995, management's estimate of the minimum realizable value to be received on a sale of this equipment.


     California Tube Laboratory, Inc.
     ________________________________

     The equipment of California Tube Laboratory, Inc. is highly specialized and was either purchased or built on location to assist in tube repair or manufacture. Much of the purchased equipment has also been modified to fulfill the specific needs of CTL. The internally built equipment costs were accumulated and capitalized.


                                                   Cost
                                                   ----

     Furniture and fixtures                   $   86,199
     Equipment and machinery                     449,752
     Vehicle                                       7,335
                                               ---------
                                                 543,286
     Accumulated depreciation                    437,882
                                               ---------

                                              $  105,404
                                               =========



     Arizcan Properties, Ltd.
     ________________________

     On March 13, 1996, Arizcan Properties, Ltd. a wholly-owned subsidiary of Intercell Corporation, entered into an agreement to acquire a 94 acre development property located in Pinal County, Arizona for a total purchase price of $1,429,362. This transaction closed on June 18, 1996. In consideration, Intercell issued 400,000 common shares at an agreed value of $2.50 per share, and made cash payments of $62,612. Arizcan assumed first and second mortgages on the property totaling $366,750. This property was acquired with the intention of establishing manufacturing operations for the Company's cellular phone technology. However, subsequent to June 30, 1996, the Company entered into an agreement to acquire an established manufacturer of electrical components. The property has therefore became redundant to the Company's operations, and will be disposed of at the earliest opportunity.


4.   Advances to Interpretel

     The Company acquired Modern Industries, Inc.'s interest in a $100,000 cash advance to Interpretel, Inc. This advance, is repayable by cash in the amount of $45,000 (paid) and 100,000 shares of Wavetech, Inc.


5.   Notes Payable

     As of June 30, 1996, the Company had an outstanding promissory note payable in the principle amount of $497,877. Subsequent to June 30, 1996, this note was paid in full.


6.   Long Term Debt

     The Company had a long term debt commitment which was a mortgage on a condominium owned by CTL. This mortgage was paid in full on the sale of the condominium in the quarter ended June 30, 1996.

     On the acquisition of the development property by Arizcan Properties, Ltd., mortgages totaling $366,750 were assumed. These mortgages were paid in full on the completion of the financing disclosed in note 7.


7.   Subsequent Events

     On July 10, 1996, the Company completed a private placement of 1,000 shares of its Series B Preferred Stock for total proceeds of $10,000,000. These funds will be used primarily for the repayment of liabilities, planned strategic acquisitions, the completion of product development and commercialization, the expansion of production capabilities and general working capital.

     The Series B Preferred Stock carries a premium of 10% per annum payable at the time of conversion or redemption of the shares. The Preferred Stock is convertible into common stock at the option of the holder at a rate determined by the average trading price of the Company's common stock at the time of conversion, but not to exceed $3.975 per share, and is automatically converted into Intercell common shares in three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     On July 7, 1995, the Company entered into an Agreement and Plan of Reorganization pursuant to Section 368(a)(1)(C) of the Internal Revenue Code of 1986 with Modern Industries, Inc. a Delaware corporation. The Company issued Five Million Four Hundred Twelve Thousand One Hundred Ninety One (5,412,191) restricted common shares out of its authorized but unissued capital to Modern Industries, Inc., in exchange for all of the assets and liabilities of Modern Industries, Inc. and its wholly owned subsidiary, California Tube Laboratory, Inc. The transaction was approved under Delaware law, by the consent of persons holding more than a majority of the voting power of the outstanding common stock of Modern Industries, Inc. Pursuant to the Agreement, Modern Industries, Inc. agreed and convenanted not to make any distribution of the securities acquired from the Company on or before one (1) year from the date of the transaction. Such distribution will be registered, on the appropriate form, with the Securities and Exchange Commission prior to distribution.

     The issuance of Five Million Four Hundred Twelve Thousand One Hundred Ninety One (5,412,191) shares by the Company to Modern Industries, Inc. represents approximately Fifty Two (52%) percent of the Ten Million Four Hundred Nine Thousand Two Hundred Forty Four (10,409,244) shares of the Company outstanding upon completion of the transaction.

California Tube Laboratory, Inc.
________________________________

     Pursuant to the Agreement and Plan of Reorganization, the Company acquired certain leaseholds, equipment and other physical property located at the principal executive offices and plant facilities of California Tube Laboratory, Inc.(CTL), located in Santa Cruz, California. CTL is engaged in manufacturing and rebuilding electron power tubes.

     In order to increase production capacity and expand on its existing product lines, CTL entered into an agreement for the construction of a 21,600 square foot manufacturing facility located in the City of Watsonville. It is anticipated that construction will be completed in the fourth quarter of 1996, and that CTL will move its operations from Santa Cruz to Watsonville at that time. In conjunction with the move to its new facilities, CTL is currently recruiting additional engineering and marketing personnel.


Research Agreement - Arizona State University
_____________________________________________

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

     During the quarter ended June 30, 1996, the Company filed a patent application for its internal cellular telephone antenna, while continuing development and laboratory and field testing of both an internal and external antenna. The Company anticipates that it will commence production and marketing of the external antenna in the fourth quarter of the 1996 calendar year.


Equipment Held For Resale
_________________________

     During fiscal 1994 and prior to the acquisition of the assets and liabilities of Modern Industries, Inc. referred to above, the Company had devoted its efforts towards the telecommunications industry. On March 30, 1994, the Company consummated an Asset Purchase Agreement with Asia Skylink Corporation, which resulted in the acquisition of certain assets by the Company. These assets are comprised of microwave transmission and associated support equipment. The Company initially intended to use these assets to provide video and data transmission facilities on a private basis within the Denver metropolitan area and the surrounding front range region. However, the Company is presently reviewing opportunities for the disposition of this equipment.


     Liquidity

     On the acquisition of the assets and liabilities of Modern Industries, Inc., the Company commenced financing its operations from the cash flow of California Tube Laboratory, Inc. To supplement this cash flow, the Company arranged for bank financing in the form of a line of credit, term loans and a capital expenditure loan facility. At June 30, 1996, these loans totaled $528,079. Working capital at June 30, 1996 totaled $508,777.

     Subsequent to June 30, 1996, the Company completed a $10,000,000 private placement of Series B Preferred Shares. These funds will be used primarily for the repayment of liabilities, planned strategic acquisitions, the completion of product development and commercialization, the expansion of production capabilities and general working capital. In this regard, the Company repaid the bank financing referred to above, paid off mortgages related to the development property acquired in the period, and repaid the note payable to the former owner of California Tube Laboratory, Inc. With the repayment of these liabilities, the Company has no debt other than current trade liabilities, and has cash and cash equivalents on hand of approximately $8,200,000 at August 11, 1996.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         No material legal proceedings (other than routine litigation incidental to the business) to which the Company (or any officer or director of the Company, or any affilate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceedings is known by managment of the Company to be contemplated. Previously, however, certain litigation was initiated prior to the period covered by this report by the former President of the Company, William B. Fulks. The complaint was filed in District Court, Montezuma County, Colorado, on August 9, 1990. The complaint alleges that Mr. Fulks was owed $5,777.78 in unpaid salary at the time of his resignation, and futher alleges he is owed $2,888.89 as a penalty for the failure by the Company to pay the unclaimed salary. The Company settled this matter subsequent to June 30, 1996 through payment of $7,500.


Item 2.  Changes in Securities.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted by the Company to its security holders during the fiscal period covered by this report.


Item 5.  Other Information.

         The Form 10-K of the Company for the year ended March 31, 1994, under "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-Outstanding Shares and Shareholders of Record" incorrectly reported 210 shares of preferred stock outstanding. This number should have been 210,000 shares.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              Exhibit 27. Financial Data Schedule

         (b)  Reports:

              Form 8-K dated July 7, 1995 disclosed the change of control of the Company and the acquisition of the assets and liabilities of Modern Industries, Inc. as discussed above.

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


                                                  INTERCELL CORPORATION

                                                  (Registrant)



                                              /s/  Gordon Sales
                                              By:  Gordon Sales
                                                   President and Chief
                                                   Executive Officer
Dated:  August 12, 1996

                                             /s/   Alan Smith
                                             By:   Alan Smith
                                                   Secretary and Chief
                                                   Financial Officer
Dated:  August 12, 1996