Form 10-K
period 1996-09-30
INTERCELL CORP
filed 1997-01-10
CIK 745655

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1996  Commission file number:  0-14306

                            INTERCELL CORPORATION
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                        84-0928627
---------------------------------                   -----------------------
(State of other jurisdiction of                         (I.R.S. employer
incorporation or organization)                       identification number)

                      999 West Hastings Street, Suite 1750
                        Vancouver, B.C., Canada, V6C 2W2
                 ----------------------------------------------------
                 (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (604) 684-1533 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ____
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of the close of trading on December 20, 1996, there were 17,364,750 common shares outstanding, 10,135,891 of which were held by non-affiliates. The aggregate market value of the non-affiliated common shares, based on the average closing bid and asked prices on December 20, 1996, was approximately $41,177,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Intercell Corporation (the "Company") was incorporated under the laws of Colorado on October 4, 1983, and was originally engaged in the marketing of business and cellular telephone equipment. This business was discontinued and all remaining assets of the Company were liquidated or otherwise abandoned during 1991, and all obligations of the Company were paid or otherwise satisfied.

     From 1991 until the acquisition of Modern Industries, Inc., on July 7, 1995, which subsequently changed its name to Energy Corporation ("Energy"), the Company was generally inactive and reported no operating revenues prior to the former fiscal year ending December 31, 1994. During that time period, the Company explored various new business and investment opportunities involving, primarily, companies engaged in specialty lines of business in the wireless communications and electronic technology industries.

     On July 7, 1995, the Company purchased all of the assets and liabilities of Energy. Energy's principal asset was its wholly owned subsidiary California Tube Laboratory, Inc. ("CTL"). The transaction was accounted for as an acquisition of the Company by Energy. As such the historical financial statements contained herein reflect the financial statements of Energy. The results of operations of the Company have been included only since the date of acquisition. See "Financial Statements and Supplementary Data."

     As a result of the acquisition of Energy and additional acquisitions made during the 1996 fiscal year (see "-Recent Acquisitions and Transactions"), the Company is currently engaged in three lines of business: (i) the design, development and production of shielded cellular phone antennas (the "Antenna Systems") that use the Company's proprietary antenna technology (the "Antenna Technology") as well as the manufacture of miniature and non-miniature coils, transformers and other electronic assemblies; (ii) manufacturing and rebuilding specialty electron power tubes; and (iii) the design, development and production of patented particle interconnect products ("Particle Interconnect Products") that use the Company's patented particle interconnect technology (the "PI Technology") and a proprietary trade secret electroplating process (the "Proprietary Electroplating Process").

     The Company's operations are or will be conducted by and through its wholly owned subsidiaries, CTL, Cellular Magnetics, Inc. ("Cellular Magnetics"), Intercell Wireless Corp. ("Intercell Wireless"), which was formed after the end of the 1996 fiscal year, and Particle Interconnect Corporation ("PI Corp."). Because the Antenna Technology and the PI Technology are in the development stage, the Company does not anticipate operating revenues from such lines of business until such time, if ever, as products developed using the Antenna Technology and PI Technology are completed, developed, manufactured in commercial quantities, available for commercial delivery, and accepted in the market place.

     The statements contained in this report, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences. In this regard, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General," "-Overview" and "-Specific Trends and/or Uncertainties."

RECENT ACQUISITIONS AND TRANSACTIONS

     ACQUISITION OF M.C. DAVIS

     Effective September 30, 1996, the Company, through its wholly owned subsidiary Cellular Magnetics, an Arizona corporation, merged with AC Magnetics, Inc., an Arizona corporation doing business as M.C. Davis Company ("M.C. Davis"), for an aggregate purchase price of $1,800,000, comprised of a cash payment equal to $800,000 and the issuance of 277,778 shares of the Company's restricted no par value common stock (the "Common Stock") at a fair value of approximately $3.60 per share. M.C. Davis was acquired by the Company to provide industrial engineering and production capabilities for the Antenna Technology. M.C. Davis has production facilities located in Arizona City, Arizona and Sonora, Mexico and has been engaged in the production of miniature and subminiature electronic components since 1968.

     PARTICLE INTERCONNECT TRANSACTION

     On September 3, 1996, the Company completed the merger (the "PI Merger") of Particle Interconnect Inc., a California corporation ("Particle California"), with and into the Company's wholly owned Colorado subsidiary, Particle Interconnect Corporation ("PI Corp."). The PI Merger resulted in PI Corp. obtaining all of the properties, assets, liabilities and business operations of Particle California, including the entire right, title and interest in and to the improvements of seven United States patents and six patent applications involving the PI Technology and the Proprietary Electroplating Process, except the right to receive royalty payments from five companies that previously obtained licenses to the PI Technology and certain know-how relating to its electroplating application from Mr. Louis DiFrancesco, the inventor of the PI Technology, or companies that he controlled. In exchange for the PI Technology and the Proprietary Electroplating Process, the Company issued 1,400,000 shares of restricted Common Stock to the shareholders of Particle California. The PI Merger was accounted for as an immaterial pooling-of-interest. The Company plans to incur expenditures of not less than $1,500,000 to develop and equip PI Corp.'s new manufacturing facility in Colorado Springs, Colorado.

     RIGHT TO DUAL RESONANCE CELLULAR PHONE ANTENNA

     On November 15, 1995, the Company entered into an agreement with Arizona State University ("ASU") in connection with the development of a new form of cellular phone antenna with certain features designed to reduce potential health hazards that may be associated with electromagnetic signals and to increase transmittal reception and range of cellular telephones. The Agreement required the Company to pay to ASU a total amount of approximately $78,000. On June 5, 1996, Dr. El-Badawy El-Sharawy ("Dr. Sharawy"), a tenured professor of ASU, assigned to the Company, on a royalty-free basis, his entire right, title and interest in, and to improvements on his U.S. Patent application entitled "Dual Resonance Antenna with Portable Telephone Therewith" (the "Dual Resonance Application"), and any and all patent applications thereon for nominal consideration. The Dual Resonance Application and additional patent extensions thereon constitute the basis of the Antenna Technology.

     The Company subsequently entered into a license agreement with the Arizona Board of Regents, on behalf of ASU, under which the Company, as licensor, granted to the Arizona Board of Regents, strictly for education and scientific purposes, a non-exclusive right and license to publish, make, use and sell the technology covered by the Dual Resonance Application and any patents that may issue thereon for the life of the patent upon which no royalties need be paid. The Company believes the grant of such license will have a minimal impact, if any, on any revenues the Company may earn on the Antenna Technology. To the extent the Company acquires the rights to any future antennas developed by ASU, it will be required to pay ASU a royalty for the licensing rights on mutually agreed upon terms and prices.

     MISCELLANEOUS TRANSACTIONS

     Arizcan Properties, Ltd. On March 13, 1996, Arizcan Properties, Ltd., a wholly-owned subsidiary of the Company ("Arizcan"), entered into an agreement with a group, including certain minority shareholders of the Company, to acquire a 94-acre development property located in Pinal County, Arizona for a total purchase price of $1,424,362. This transaction was completed on June 18, 1996. As consideration, the Company issued 400,000 shares of restricted Common Stock at a fair value of $2.50 per share, and made cash payments of $57,000. In addition, Arizcan assumed first and second mortgages on the property totaling $367,000. The Company acquired this property for the purpose of constructing a manufacturing facility for the products developed under the Antenna Technology. Due the Company's acquisition of M.C. Davis, this property is no longer required for manufacturing purposes and it is currently being held for sale.

     Asia Skylink Corp. On December 29, 1994, the Company executed an Asset Purchase Agreement with Asia Skylink Corp., to acquire certain microwave transmission and associated support equipment, in exchange for 210,000 shares of the Company's Series A Preferred Stock (the "Series A Preferred Stock"). On August 30, 1996, in return for the cancellation of all of the Series A Preferred Stock outstanding, the Company re-assigned the microwave transmission and associated support equipment to the original seller and paid the holders of the Series A

Preferred Stock an aggregate of $40,000 as storage charges for the period July 7, 1995 through August 30, 1996.

THE COMPANY'S ANTENNA TECHNOLOGY

     OVERVIEW OF ANTENNA TECHNOLOGY

     The Company has the rights to certain patent applications relating to new antenna technology (the "Antenna Technology"), which the Company jointly developed with the Telecommunications Research Center at ASU. The Antenna Technology is designed to reduce actual or perceived potential health hazards that may be associated with exposure to electromagnetic signals by using a "shielded" antenna. The Antenna Technology has been tested in working prototypes in cellular phones by ASU. These tests indicated a significant reduction in radiation emissions caused by wireless devices, and cellular phones in particular. The tests also indicated several other benefits including increased range and reception, and improved battery life. In addition, the Antenna Technology results in an antenna that is smaller in size and lighter in weight than most antennas currently on the market.

     The Company anticipates that the initial market for the Antenna Technology will be the cellular telephone market, a part of the wireless communication market.

     ANTENNA TECHNOLOGY INDUSTRY BACKGROUND

     General

     The wireless communications industry is relatively young and is characterized by continual change. Currently, the wireless communications industry is experiencing significant worldwide growth. Contributing to this growth are improvements in wireless communication products, such as cellular, personal communication service networks, global satellite telephones and wireless data systems.

     Wireless Communication Market Segments and Technology

     Cellular Communication Services. The market for cellular technology, a subset of the wireless communications market, has materially increased in the last decade, growing from approximately 92,000 subscribers in the United States in 1983 to more than 33.5 million at the end of December 1995. The Company believes that there are over 30 brand names and in excess of 70 models of portable cellular phones for sale in the United States; however, there are only approximately 18 manufacturers of cellular phones in the world and eight of these manufacturers are original equipment manufacturers ("OEMs"). No one company dominates the market and there are only two manufacturers with more than 10% of the market. Although industry revenue from the manufacture and sale of cellular phones is expected by industry analysts to grow just .2% in the 1996 calendar year to approximately $6.27 billion, the number of cellular phones sold is expected by industry analysts to increase more than 15% to 16.6 million.

     The cellular communications process begins by carving a service area into small areas called cells, which can range from one mile in diameter to 20 miles in diameter. Each cell is equipped with a radio transmitter and receiver, which are connected through the cellular phone company's switching center to the local phone network. Currently, cellular phones primarily transmit data through the cellular phone antenna by means of analog transmission (the transmission of information in continuous form by varying the modification of electrical signals) and, to a lesser extent, through digital transmission (the conversion of voice communications to computer binary language of zeros and ones, that are then transmitted separately).

     Personal Communications Services. New digital communication standards and technologies are rapidly emerging to provide the performance improvements necessary to address overcrowding of existing cellular systems and provide increased performance of communication equipment including Personal Communications Services ("PCS").

     PCS is a term encompassing a wide range of wireless mobile technologies, primarily two-way paging and cellular-like calling services that are transmitted at lower power and higher frequencies than other cellular services. Unlike current cellular technology, plans call for broadband PCS to be digital from the start. Because PCS services are digital, it is expected that PCS telephone sets will be smaller and lighter in weight than most cellular sets.

     The Federal Communications Commission ("FCC") has stated that it expects the PCS industry to compete with existing cellular and private advanced mobile communications services, thereby yielding lower prices for existing users of those services. In addition, the FCC has stated that it believes PCS service will promote the development of a wide range of services and devices such as, among others, smaller, lighter, multi-function portable phones; portable facsimile and other imaging equipment; and multi-channel cordless phones. The development of PCS services is also expected to permit the United States industry to develop services and technologies for international markets.

     Narrowband PCS, which operate in the 900-901 MHz, 930-931 MHz and 940-941 MHz range, will largely be used for advanced paging services, such as two-way paging, in which a recipient can respond to a sender's message with a message of his or her own, and voice messaging. The Company believes that, in the near term, broadband PCS will consist of cellular-like services including new categories of wireless voice and data transmissions over both local and wide areas using low power, lightweight pocket phones and hand-held computers, all of which require the use of an antenna.

     Current Cellular Phone Technology

     Operation of Cellular Phones and Related Potential Health Risk. Cellular phones and their antennas must comply with a particular bandwidth (i.e., a range of frequencies that can carry a signal without distortion) and directionality constraints. Conventional cellular telephones operate over a relatively wide bandwidth of approximately 824 MHz to 896 MHz, or approximately 8% of the entire frequency. For a portable telephone to communicate more than a few hundred feet, it must radiate a substantial amount of L-band (approximately 915 MHz) or S-band electromagnetic energy (approximately 2,000-3,500 MHz). A typical cellular portable telephone transmits at a power level of around 600 microwatts. In normal use, electromagnetic energy radiates from a cellular phone or portable telephone antenna which is used in a position immediately adjacent to the user's head. Electromagnetic energy in the L-band and S-band is absorbed by and may otherwise influence organic matter, such as the human brain and other tissues. Research has indicated that up to 50% of the energy radiated from a traditional antenna can be absorbed by the body tissue of a user's head and hand.

     Since many portable telephone users spend a significant amount of time using portable telephones, the possibility exists for serious cumulative adverse health effects to the extent that the electromagnetic energy is harmful to cellular phone users. In this regard, there is growing concern both in the scientific community and among the general public that cellular phone use could be hazardous to the health of humans. In response to this concern, the Cellular Telecommunications Industry Association commenced a multi-year, multi-million dollar program to award grants to researchers who will investigate this issue. In addition, certain cellular phone OEMs caution users in their advertisements against prolonged usage of their cellular phones. To date, the Company is not aware of any definitive studies that provide conclusive evidence on the potential adverse health effect of electromagnetic energy on cellular phone users.

     Current Antenna Technology and Products

     Existing cellular phones must meet weight, size and cost constraints in attempting to limit the amount of electromagnetic energy radiated toward the user's head and hand. For example, a cellular phone that uses a remote antenna so that antenna emissions do not emanate from a location in close proximity to a user's head or hand, would seriously diminish the convenience of the cellular phone. Other technologies and techniques that might reduce radiation emission solutions generally lead to increases in cellular phone cost, weight or require excessively large antennas. For instance, many microstrip antennas (an antenna that does not use wires like a conventional antenna, but rather transmits data through a transmission line configuration which consists of a substrate (a material that provides a supporting surface) in which a conductor over a parallel ground plane is separated by a dielectric material) have been adapted to various applications having L-band and S-band frequencies. Generally, however, microstrip antennas are too heavy, costly, and fragile for use in cellular and similar portable telephones. Attempts to modify a monopole antenna by mounting it on a ground plane and applying a metallic shield coated with an isotropic magnetic material have succeeded in reducing the emission of electromagnetic radiation in the near field but have encountered the same problems as microstrip antennas.

     A more conventional technique of using shielding with a traditional antenna design to decrease near-field radiation (radiation within a few feet of the antenna) in one direction is generally not practicable because such a technique tends to narrow bandwidth. Moreover, this technique limits the omnidirectional antenna patterns necessary to ensure that the quality of communication service will not vary with the direction a user faces at any given point in time when using a cellular phone.

     THE COMPANY'S ANTENNA TECHNOLOGY

     Characteristics of Company's Antenna Technology

     The Company's Antenna Technology is designed to minimize the radiation emitted toward the user in order to reduce potential health hazards that may be associated with exposure to electromagnetic energy. The Company has installed an external prototype cellular phone antenna that uses the Antenna Technology in existing cellular phone models. Preliminary testing of the prototype antenna showed that it reduced the amount of electromagnetic energy in the near field by 90% while in use. In such testing, there was also evidence of a significant increase in transmittal reception and range of the signal and a demonstrable extension of the life of the cellular phone battery.

     Due to the novel nature of the Antenna Technology, the prototype antennas the Company has developed are also physically smaller in size, lighter in weight, and therefore should not require cellular phone OEMs to modify their existing cellular phone antenna housing designs in order to use the Company's Antenna Systems.

     In addition, the Company believes that the simplicity, combined with the size advantage, will enable it to manufacture the Antenna Systems at a cost attractive to both consumers and OEMs. The Company also believes its Antenna Systems will prove attractive to OEMs due to the continuing trend in lighter weight and smaller cellular phones, which trend should continue as a result of the emerging PCS market.

     Operation of Technology

     The Company's Antenna Technology reduces the electromagnetic energy emanating toward the user primarily through the use of a conductive ground plane attached to existing substrates in cellular phones. The ground plane reflects the electromagnetic energy away from the user. The Company's antenna resonates at two distinctly different frequencies above and below the required or target bandwidth. The frequencies are spaced sufficiently apart so that, after impedance (the total opposition to current flow), the subject bandwidth resides between the two resonances. Neither lower nor higher resonances alone achieve the desired impedance for the antenna throughout the bandwidth, while also reducing the radio frequencies near the user and maintaining omnidirectionality in distances farther away.

     In addition, attaching the ground plane to existing substrates adds no appreciable cost or weight to the cellular phone. Moreover, radiating elements of the antenna are assembled from a relatively rigid conductive material that can support its own shape, weight and condition without the use of additional structural substrates. As a result, the absence of additional substrates reduces the weight of the antenna and, therefore, reduces the weight of the cellular phones.

     The Antenna Technology was designed to be used with both analog and digital cellular phones and, therefore, if accepted in the market, should be also available for use in the emerging PCS market.

     COMPANY ANTENNA TECHNOLOGY STRATEGY

     The Company intends to manufacture its Antenna Systems in two models, an internal and an external unit. The internal version (which does not have an external antenna application) will be used by cellular phone OEMs that design new cellular phones or modify existing cellular phone designs to incorporate the antenna internally (the "Internal Antenna"). The Company has designed the Internal Antenna to minimize the amount of modification that cellular phone OEMs will need to perform to use the Internal Antenna. The external version will permit the cellular phone antenna to be used as an aftermarket "retrofit" on existing cellular phones (the "External Antenna").

     In order to bring the Antenna Technology to market as soon as practicable, the Company will initially manufacture the External Antenna. The Company has completed all documentation and specifications for the External Antenna and has several prototypes in place. The Company intends to commence production of the External Antenna in the 1997 fiscal year. In addition, the Company also plans to manufacture prototypes of the Internal Antenna, which is less complex and cheaper to manufacture, in the 1997 fiscal year.

     While the safety of cellular phones is subject to question by consumers and scientists, the Company believes there currently exists a marketing opportunity for the development, manufacture and sale of its Antenna Systems. The Company believes the overriding benefit of protection, whether perceived or scientifically proven, will result in market demand for the Antenna Technology. The Company also believes that the cellular phone industry will find the Antenna Systems attractive due to their increased signal strength, range, and battery life and their small and lightweight size.

     ANTENNA TECHNOLOGY SALES AND MARKETING

     Antenna Systems

     The Company recently hired a full-time employee with substantial sales and marketing experience in the cellular phone industry to be responsible for managing and coordinating the development and marketing of the Antenna Technology. Intercell Wireless, the Company's wholly-owned subsidiary, will be responsible for the marketing, sale and distribution of the Antenna Systems.

     The Company is preparing to work with cellular service providers who are interested in assessing the new technology for range, signal strength, and other significant benchmarks. The Company has had discussions with cellular manufacturers in Europe and the Asia-Pacific Rim region and is working on establishing sales arrangements with distributors and expanding the production facilities of Cellular Magnetics to accommodate additional production. The Company has received requests for working phone models incorporating the Company's technology from Telstar, the largest carrier and provider of cellular technology in Australia, and Optus Communications, the second largest telecommunications carrier in Australia operating a nation-wide cellular network. Although the terms of the testing and evaluation have not been formalized, both Telstar and Optus Communications expressed interest in evaluating the Company's Antenna Systems to determine the compatibility of the Antenna System with their respective technologies and for potential performance enhancements The Company will also continue to work on prototypes for models with several cellular phone OEMs. There can be no assurance that, after testing and evaluations, any orders will be placed by Telstar or Optus Communications with the Company or any other cellular service providers.

     The Company also plans to exhibit prototypes of its Antenna Systems at industry trade shows as well as other public events.

     Other Electronic Assemblies

     The Company will continue to market miniature and non-miniature coils, transformers, surface mount coils and electronic assemblies previously produced by M.C. Davis. The customer base for these products consists principally of electronic companies that manufacture their own electronic equipment. The Company intends to sell these products primarily in the Southwest region of the United States.

     PRODUCT DEVELOPMENT OF ANTENNA SYSTEMS

     The Company is currently working on engineering designs to manufacture additional prototypes of the External and Internal Antennas for use by cellular phone OEMs. The Company also plans to continue the development of the Antenna Technology in other markets, including the development of its "strip" antenna system for use in specialty applications with exposure to extreme conditions, such as those encountered in the military, and satellite communications. The strip antenna is a form of micro-strip antenna that is currently being designed using the Antenna Technology. The Company is designing the strip antenna to transmit at 500MHz to 20GHz. The Company's system consists of combining ("stacking") several micro-strip antennas, which have a long range, at reduced power, but which transmit only in a specified direction. Because antennas used for satellite transmission and military use require omnidirectional transmission and reception, the Company intends to stack its micro-strip antennas so that the completed product has omnidirectional transmission and reception. The strip antenna is currently in the development stage and the Company can provide no assurances that it will operate as planned or will be accepted by the industry.

     MANUFACTURING OF ANTENNA SYSTEMS

     The Company will manufacture its Antenna Systems and continue to produce electronic assemblies at its 8,000 square foot manufacturing facility in Arizona City, Arizona and its 8,600 square foot plant in Sonora, Mexico. The Company is currently working on the fixtures and tooling required for the manufacture and sale of the External Antenna. The Internal Antenna is less complex and easier to manufacture and should not require substantial changes in the Company's manufacturing facilities.

     These manufacturing facilities will also manufacture the electronic assemblies previously manufactured by M.C. Davis. The Company does not anticipate that the manufacture of its Antenna Systems will affect the Company's ability to continue to manufacture its electronic assembly products.

     ANTENNA TECHNOLOGY COMPETITION

     At present, the Company is not aware of any major OEMs that have indicated a change in the conventional approach to power or emissions with respect to their portable phones; however, there can be no assurances that such a change may not be instituted in the future or that, in fact, such changes may not currently be contemplated. Currently, cellular phone OEMs either manufacture cellular phone antennas themselves or purchase such antennas from companies that manufacture the antennas to their specifications. The Company believes that many of these manufacturers have greater financial and other resources than the Company. The Company is also aware of one development stage company that is seeking to modify existing antenna technology with the intent of lowering radiation emissions.

THE COMPANY'S ELECTRON TUBE PRODUCTS

     OVERVIEW OF COMPANY'S ELECTRON TUBE BUSINESS

     The Company manufactures and rebuilds a wide variety of electron power tubes in numerous forms and models which service the frequency range of 200KHz to 18GHz. Currently, the Company provides rebuilt and new electron tubes to a wide variety of customers who use microwave technology in various types of applications, including AM and VHF radio, television, linear accelerators, radar, electron guns and industrial microwave and heating use. This line of business will continue to be conducted by and through the Company's wholly owned subsidiary, CTL. The Company believes that it is one of the more significant domestic companies engaged in rebuilding electron power tubes in the United States.

     ELECTRON TUBE INDUSTRY BACKGROUND AND TECHNOLOGY

     General

     Electron power tubes or electron tubes are enclosed tubes, in which electrons act as the principal conductors of current between at least two electrodes. Electron tubes fall into two categories, oscillators and amplifiers. Oscillators are typically magnetrons and power grid tubes (triodes and tetrodes) and amplifiers are klystrons and traveling wave tubes. Electron power tubes are commonly identified by reference to the frequency band of the electromagnetic spectrum (generally the L-band through KU-band) within which they operate.

     Electron tubes are used in a wide variety of products, including induction heating and AM radio transmission using the 200KHz to the 5MHz range; VHF radio and television and linear accelerators using the 5MHz to 600MHz range; industrial microwave cooking and heating which use the 400MHz to 2.45GHz range; and radar and electron guns using the 3GHz to 18GHz range. See "-The Company's Electron Tube Products."

     Electron and vacuum tubes are generally recognized as the dominant technology for the generation of high power radio frequency ("RF") and microwaves. Consequently, these tubes are used by many companies for widely varying applications. The manufacturing and rebuilding of these units is a significant industry.

     The Company has focused on creating its own "niche" in this large industry. Discussed below is relevant industry information for that segment of the microwave technology in which the Company is engaged. The Company is not aware of any industry trade associations or government statistics that describe the electron tube industry segments in which the Company currently competes. The information in the tables below is management's estimate of the world-wide market for the industry segments in which the Company competes based on its knowledge of industry needs and the activities of other competitors in the industry. Accordingly, the information below should be considered a rough approximation.

     Magnetron Tubes

     A "magnetron tube" is a vacuum tube in which the flow of electrons is controlled by an exterior applied magnetic field to generate power at microwave frequencies (400 MHz to 18 GHz). Magnetrons are generally categorized as either Continuous Wave ("CW") or Pulse ("Pulse") units. CW magnetrons are used primarily in heating and drying applications. Pulse magnetrons are used primarily in measuring devices, such as radar and other applications.

     New and rebuilt magnetron tubes are used in both commercial and military radar units, high power industrial heating equipment and for medical and industrial x-ray machines. The radar market consists of civilian weather radar and military airborne and ground-based radar systems, among others. Industrial heating magnetrons are used in food processing and drying systems at L-band (approximately 915MHz) and S-band (approximately 2,000-3,500MHz) frequency levels. Microwave heating is used for food cooking, drying and processing, wood glue drying, waste management, clothes drying, oil reclamation and plasma generation for production of diamond films.

     Magnetrons used in x-ray equipment typically operate in the S-band or X-band frequency range, focusing a beam of electrons on a tungsten target, which produces x-rays.

              Annual Rebuilt Market
              ---------------------
Radar         $40 million
Medical       $10 million
Industrial    $ 3 million

     Klystron Tubes

     A "klystron tube" is an electron tube in which bunching of electrons is produced by electric fields, which are then used for the amplification of microwave energy. Klystrons tubes (both external cavity and internal cavity) are commonly used in UHF television transmission, medical and nonmedical accelerators, and navigational equipment. Klystron tubes are rebuilt for television broadcasting firms and are used to transmit data from the studio transmitter to land-based receivers, such as television, and from satellite uplinks to satellites for further transmission. Some types of clinical x-ray machines use klystron tubes, which can also be rebuilt.

                                                                           Published
                                  Annual        Annual     Approximate      Company
                                New Units       Units          New         Price/*/
                                 Produced      Rebuilt        Price         Rebuilt
                              --------------  ----------  --------------  -----------
Television Broadcasting       2500            50           $40,000        $16,000
Transmission of Data          2000            10           $13,000        $ 6,000
Medical Use                   200 or more      6           $40,000        $15,000
Navigation                    400 or more     25           $12,000        $ 4,000
/*/Subject to change depending on prevailing market and other financial conditions.

     Power Grid Tubes

     Power grid tubes, also known as triode or tetrode tubes, are used in the steel industry for radio frequency ("RF") heating and welding of all types of steel products. They are also used in radio and VHF television transmission, environmental test equipment and as switch tubes in high voltage pulsers. A "triode tube" is an electron tube with three electrodes: an anode, a cathode and a controlling grid; "tetrode tubes" are similar to triode tubes except that they have four electrodes: an anode, cathode, a control grid and an additional grid.

                             Annual Rebuilt Market
                             ---------------------

                        Power Grid          $20 million

     Other Industry Products

     An "electron gun" is an electron-emitting cathode with its surrounding assembly for directing, controlling and forcing a stream of electrons to a target. A "linear accelerator" is a device in which charged particles are accelerated in a straight line by successive impulses from a series of alternating electric fields. One of the principal uses of linear accelerators is in the medical field for the generation of high energy x-rays for the therapeutic treatment of tumors.

     THE COMPANY'S ELECTRON TUBE PRODUCTS

     The Company, through CTL, manufactures and rebuilds a wide variety of electron tubes in numerous iterations and models which service the frequency range of 200KHz to 18GHz with power levels of up to three million watts. The Company's product lines operate within the following frequency bands: the L-band 400KHz to 2MHz; the S-band 2MHz to 3.5MHz; the C-band 4MHz to 7MHz; the X-band 7MHz to 1GHz and the KU-band 1.2GHz to 1.8GHz. The Company primarily manufactures and rebuilds electron power tubes categorized as follows: magnetrons (CW and Pulse), klystrons, power triodes and tetrodes, linear accelerators and electron guns.

     The Company offers warranties for its rebuilt electron tubes that meet or exceed the original manufacturer's warranty. The rebuilt electron tubes can be purchased for approximately one half the cost of a new tube and are often technologically superior to a new tube due to the Company's analysis of the reasons for failure of the original manufacturers technology, which analysis often results in the usage of components incorporating the latest technological improvements, designs and performance specifications. The Company also manufactures new electron power tubes for use in the industry.

     The Company rebuilds and manufactures new electron tubes in the following industry segments:

     Magnetrons

     General. The Company believes that it is one of the major suppliers of L-band (operating in the 915 MHz frequency range), CW Magnetrons in the world.
The Company services and sells magnetrons with power levels from 5 KW through 75 KW. It has developed its own 30 KW S-band (operating in the 2,000-3,500 MHz frequency range), CW Magnetron, which is used primarily for industrial heating applications. The Company believes that this product has the highest power rating at this frequency in the industry.

     The Company is not considered a major supplier in the medical x-ray market, since such market is essentially dominated by two major companies, Varian/CPI and Siemens. The electron power tubes utilized by Varian/CPI and Siemens operate in the S-band frequency range. The Company does not manufacture electron power tubes operating in the S-band frequency range for the medical x-ray market. Consequently, the Company only offers repair services for the electron power tubes used in such medical systems.

     The Company, however, believes that it can effectively compete in the X-band industrial and medical systems x-ray market (a relatively new, small and growing market), where new tubes are being manufactured. To the knowledge of the Company, it manufactures the only magnetron operating in the X-band frequency range, which is used in x-ray machines for medical applications. The Company supplies magnetron tubes, operating in the X-band frequency range, for x-ray applications for companies such as Accuray and Schaumberg Research.

     Rebuilding Process. The rebuilding of magnetrons includes an incoming cold test involving a microwave reflectometer, a hot test, disassembly and inspection of the internal structure. Generally at a minimum, and if required, the cathode heater assembly is replaced. Other damaged sub-assemblies can be replaced depending on the cost effectiveness of such a repair. This product line accounted for approximately 83% of the Company's net revenues in fiscal year 1996. Approximately 41% of these net revenues are generated by the rebuilding of magnetrons, with the remaining 42% derived from the manufacturing and sale of new magnetrons.

     Klystrons and Linear Accelerators

     General. The Company's rebuilding program for Klystrons has, until recently, been limited by a lack of suitable testing equipment. The Company has recently obtained two test sets for klystron data transmission tubes and has purchased a surplus television transmitter to test television klystrons. The Company has entered into an agreement with a manufacturer of x-ray machines to test the Company's rebuilt klystrons for the medical market. This line of products accounted for less than 5% of the Company's net revenues in fiscal year 1996.

     Rebuilding Process. The rebuilding process with respect to klystrons includes opening the vacuum envelopes either by machining in the case of ceramic insulator tubes or by cutting the glass on those tubes with glass insulators. The grids are removed and salvaged and the cathodes are replaced. Typically, cathodes are directly heated tungsten or thoriated tungsten filaments. These are replaced and processed, the cleaned grids replaced and the envelope resealed. Tubes are then pumped and baked for 48-hours, at which time they are burned-in and tested. All klystron tubes are cleaned and finished in bright nickel plate. Workmanship and material warranties prorated over 3,000 hours are provided with every klystron tube. As with klystron tubes, in rebuilding linear accelerators, the electron gun is removed and rebuilt, then the rebuilt unit is pumped, boiled and processed.

     High Power and High Frequency Triodes and Tetrodes

     The Company believes that it is one of the major rebuilders of high power and high frequency triode and tetrode tubes in the world. These units are available with power output ranging from 10KW up to 300KW. These units comprised approximately 7% of the net revenues of the Company in fiscal year 1996.

     Electron Guns

     The Company rebuilds various sizes and powers of electron guns up to 120 KV, 20A gridded electron sources for research application. Rebuilt electron guns are also used on rebuilt medical accelerators. The rebuilding of electron guns typically requires the removal of the old cathode and heater structure and the replacement with a new unit. The electron gun is rebuilt under vacuum conditions.

     COMPANY ELECTRON TUBE STRATEGY

     The Company, as one of the largest rebuilders of electron tubes in the industry, intends to continue to strengthen its reputation for quality, customer service, warranty and the performance of its rebuilt electron tubes by continuing to emphasize these business characteristics.

     For magnetron tubes, the Company concentrates on markets where the unit price is high and competition is the least. For power grid tubes (i.e., triode and tetrode tubes), the Company concentrates on the high power, and more expensive units where new tubes are no longer manufactured and rebuilding is necessary to avoid replacement of large, expensive equipment. With the addition of two new test sets for klystron tubes, the Company also intends to focus more heavily on this segment of the market.

     ELECTRON TUBE SALES AND MARKETING

      The Company recently hired a full-time, experienced marketing employee to increase the Company's existing market and to create new markets for its products and services. The efforts of such employee, to date, have resulted in an increase in new orders from existing and new customers.

     CUSTOMERS

     The Company currently has approximately 100 customers in its electron tube business and has shipped over 25,000 electron tubes to 350 customers. The Company's client base is comprised of industrial companies, commercial service firms and government agencies in the

United States, Canada, Mexico, Europe, Asia and Australia. The two largest customers of the Company, Amana Refrigeration, Inc. and Ferrite Components System, accounted for approximately 14% and 12%, respectively, of its annual revenues for fiscal year 1996. The loss of any one such customer could have a materially adverse effect on the business of the Company.

     MANUFACTURING OF THE ELECTRON TUBES

     The Company's existing 8,000 square foot manufacturing facility for its electron tube business is currently operating at maximum capacity. In recognition of these constraints, the Company has entered into an agreement with the City of Watsonville, California for the lease, development and construction of a 21,600 square foot manufacturing facility. Construction of this facility began in March of 1996 with an expected final occupancy date in February 1997. Initially, the Company will occupy approximately 12,000 square feet of the building and will sublet the balance until such time as it requires the additional space. Upon completion of the Watsonville manufacturing facility, the Company intends to apply for ISO 9000 certification, which will enable it to more effectively compete in overseas sales.

     Since the Company is engaged in manufacturing and rebuilding of electron tubes designed by major manufacturers of such tubes, the Company does not experience and does not contemplate encountering any substantial difficulties relating to the sources or availability of materials with which to conduct its principal business operations. The components to remanufacture and rebuild these tubes are commonly available from numerous sources.

     BACKLOG OF ELECTRON TUBES

     As of September 30, 1996, the Company's production backlog represented by customer orders in its electron tube business was approximately $3,170,000. For the preceding year ended (or equivalent) September 30, 1995, the Company had approximately $1,300,000 in firm backlog. The Company anticipates completing all production backlog during its current fiscal year. There is no guarantee, however, that the Company will recognize sales from any or all of the backlog orders.

     ELECTRON TUBE COMPETITION

     The Company is engaged in a very narrow segment of the microwave technology industry, the rebuilding of electron and microwave tubes, and has attempted to avoid direct competition with the major manufacturers of microwave products.
The manufacturing of new microwave products is dominated by several very large companies in the United States and internationally. These companies, however, have not chosen to dedicate their resources to the rebuilding of such products or the manufacture of the electron tube the Company manufactures.

     The principal competitors of the Company are relatively few, but have with the Company, significant segments of the narrow market area in which the Company competes.

Principal among these competitors are Litton Industries, Varian Associates, English Electric Valve and Burle Industries, Inc. Although there are a few small competitors, management believes that, based upon the Company's latest internal market information, it has the largest market share in certain product lines, such as the CW magnetrons.

     Because of its perceived reputation for quality, customer service, warranty and the performance of its new and rebuilt units, the Company believes that it offers a competitive advantage equal to or superior to what is otherwise provided by its competitors.

     PRODUCT DEVELOPMENT OF ELECTRON TUBES

     Research and development activities to be conducted for the Company with respect to electron tubes will be conducted through institutions or other firms qualified to conduct such research and development activities as independent contractors to the Company. To the extent that the Company does engage in business activities which will require research and development, it will seek to decrease such costs by entering into joint ventures or other types of business relationships wherein the costs of research and development activities will be paid for by other parties, who in consideration of such payments will enjoy partial ownership or other rights relating to any technologies or products which might develop from such research and development.

THE COMPANY'S PARTICLE INTERCONNECT TECHNOLOGY

     OVERVIEW OF PARTICLE INTERCONNECT TECHNOLOGY

     The Company proposes to pursue a new line of business involving the development and manufacturing of high performance, low-cost interconnect products. The Company's PI Technology utilizes patents procured and owned by the Company for the production of electronic interconnect products. The Company's Proprietary Electroplating Process will be used in the manufacture of 12" x 18" panels used to mount, package or attach electronic devices and other products utilizing the PI Technology. This new line of business will be conducted through the Company's wholly owned subsidiary, PI Corp.

     PI TECHNOLOGY INDUSTRY BACKGROUND

     Electronics Industry Trends

     Over the past decade, consumers and OEMs have demanded electronic products that provide a significant increase in performance accompanied by reduced size, weight and cost. These factors have forced manufacturers to produce smaller, lighter and higher performing components while reducing their costs in order to remain competitive. New developments in printed circuit boards (including flexible circuitry), integrated circuits ("ICs"), IC packaging techniques, and new forms of interconnect assemblies for connecting the various electronic components, have contributed to the ability of electronic system manufacturers to accomplish these objectives.

     As these products have decreased in size and increased in complexity, conventional techniques of connecting their components together have begun to become inadequate. The conventional methods of interconnecting electronic components in a rematable fashion have limits to the miniaturization the electronic components can tolerate, while at the same time remaining cost effective. The interconnect industry that serves the personal computer ("PC"), automotive, communication and workstation markets is aggressively pursuing technologies that will allow it to move to the next level of performance and size.

     Integrated Circuits

     The Company believes that market trends in IC packaging will lead to increased demand for emerging high density substrates. ICs have historically been packaged by connecting the silicon die to a lead frame or by bonding the silicon die to an interconnect substrate using fine wires. As ICs are becoming increasingly powerful, they produce more heat and require a significantly greater number of input/output ("I/O") electrical connections to attach the silicon die, thus placing substantially greater demands on the IC packaging materials. For instance, a typical IC five years ago required up to approximately 80 I/O connections to the silicon die, whereas today typical ICs require up to approximately 250 I/O connections. The Company believes that the number of high density IC packages requiring more than the typical 250 I/O connections to the silicon die increased from an estimated 240 million in 1990 to an estimated 777 million in 1995, based on published industry information. Market demands are currently forcing certain IC toward 1,000 I/O connections. Further, IC packaging demands arise when multiple silicon dies are integrated into one powerful package, known as a "Multi Chip Module" or "MCM."

     The international interconnect market in 1995 was estimated by an independent research organization, to be $26.3 billion. The Company believes that the typical integrated circuit package is a 40 billion unit per year market. The market for the "Ball Grid Array" technology ("BGAs"), a product line in which the Company intends to compete, is approximately 150 million units per year (for both micro and mini BGA's).

     The Company believes, based on interviews and contact with industry leaders and experts, that the PI Technology has the potential and the capability to solve this miniaturization problem and allow electronics manufacturers to move to the next level of high-performance, low cost interconnect systems. The advantage of PI Technology, in addition to providing increased performance and reliability, is that it replaces the fragile leads which extend from the perimeter of current IC packages, resulting in improved assembly yields and reduced size.

     PI TECHNOLOGY-TECHNOLOGY AND PRODUCTS

     General

     Interconnect technology has not kept pace with micro-miniaturization in the electronics industry. Thus, component packages and the connectors used to form an electrical and/or mechanical interface between various components and assemblies in electronic products are now the most expensive portion of such products. Component packages, connectors, sockets, plugs and the like are also the bulkiest and heaviest portion of such products.

     Conventional interconnect technology complicates the electronic equipment design and manufacturing processes by introducing special considerations into such processes with regard to component placement, heat generation, power loss, and signal propagation delay (the time it takes a signal to traverse a given distance). These considerations have an adverse impact on potential gains in performance being realized by new and emerging technologies.

     Wiping Action Technology

     Wiping Action Technology is still the prevailing means for interconnecting electronic components. Wiping action interconnect technology (for example, sockets, plugs, and needle pins) forms a temporary electrical interconnect and thus readily allows the remating of various components and assemblies (for example, when replacing a defective component, such as a random access memory ("RAM") chip in a personnel computer). A problem with using such technology is that it is subject to the persistent formation of oxides (a non-conductive material) along a contacting surface, which increases contact resistance. In time, these oxides build up, hastening connection failure and thus equipment failure.

     Wiping action technology is only available in the form of various connectors and sockets. These devices usually provide a contact surface formed from a limited range of special metals, alloys, and other expensive materials, as are suitable for maintaining a sliding connection. The devices themselves have interfering electrical properties due to their size and orientation on a circuit board, among others, and thus degrade signal propagation through the interconnect (by introducing resistive, capacitive, and inductive components into the signal path).

     Wiping action technology provides high ohmic connections that produce excessive and unwanted wear and heat, and therefore contribute to equipment failure while wasting energy. The wiper mechanism, as in the case of a socket, requires significant space on a circuit board. Thus, potential circuit operating speeds are degraded due to propagation delays. In addition, sockets, plugs, and similar interconnect devices are only available in a limited number of configurations and materials. Thus, the evolution of electronic technology is constrained by the limitations wiper interconnects impose upon a designer.

     Additionally, wiper interconnects are unreliable in punishing environments such as that in which a laptop computer is used. Wiper connections subject to shock, intense vibration, temperature extremes, and/or high levels of contamination tend to induce disruption in the continuity of connections made at a wiper interconnect. As wiper interconnects are mechanical devices, they corrode and are subject to wear. Thus, they have a limited useful life.

     Identification of Problem

     The Company and others in the industry are aware of the physical constraints imposed upon the development of new products using existing technologies. The problem is simple to identify and define, but difficult to solve. As IC packages increase in I/O count and complexity while remaining constant or decreasing in physical size, a challenge arose in accommodating this complexity in a reliable, technically efficient fashion. Whether the package is connected to the device via solder, adhesive or socket, the connection process as I/O counts move ever higher becomes difficult to achieve.

     Designers of rematable connections, however, find this issue especially troubling. As pin counts rise, the amount of force the device to package interface must support also rises. Using conventional contact technology like a gold to gold wiping connection, contact force measures around 40 grams per contact. When IC packages had I/O counts of 100, this force was easy to accommodate, but as I/O counts move toward 1,000 and beyond, current contact technologies are inadequate. For example, at 40 grams per contact, a 1,000 I/O BGA socket must effectively accommodate 40 kg of force, equivalent to half the weight of an average man.

     Requiring a plastic substrate, barely 2 cm on a side to support half the weight of a man is unreasonable, even with today's excellent plastic technologies. Such force, concentrated in a small space contained by petroleum based products that are almost always re-heated is very likely to fail because of board warp, package warp, or outright physical failure.

     This difficulty, when coupled with increasing intolerance from the market to pay premium prices, presents today's socket manufacturer with an immense task: create a socket that can:

     .    Accommodate very high I/O count devices.

     . Receive high speed devices without seriously degrading their performance (have as short a circuit path as possible).

     .    Be very low-cost.

     The Company's Solution

     The Company believes that its PI Technology provides a cost effective solution to solving this industry-wide problem. As discussed below, Particle Interconnect coating can establish reliable, rematable connections at only 10 grams of force. This means that only 10 kg versus 40 to 80 kg of force is required to interconnect a 1,000 I/O IC socket with the underlying substrate. The Company believes this reduction in force may enable manufacturers to connect complex ICs to products through the next several generations of electronics.

     Additionally, the connection pathway provided by a connection using PI technology is exceptionally short and has very low resistance. These features allow the connection of very high speed ICs without seriously degrading their performance as conventional techniques sometimes do. Moreover, the Company believes that it can apply the PI Technology using its Proprietary Electroplating Process at a very low cost.

     THE COMPANY'S PI TECHNOLOGY

     Overview

     Background. PI Technology was conceived in 1986, with the initial patent thereon issued in 1987. A major aerospace firm took a special evaluation contract in August 1988 to use the PI Technology for the development of the Space Defense Initiative ("SDI") "Super Computer Program" and for use in other portions of the SDI ("Star Wars") Programs. The results of the SDI Programs demonstrated that the PI Technology could meet and surpass military IC packaging and interconnect requirements, designated MIL-STD 883C and MIL-STD 38510, which the Company believes are more stringent than the requirements in the commercial marketplace.

     The Company received the rights to seven patents and six patent applications and the Proprietary Electroplating Process from Particle California. See "Business-Recent Transactions." Five companies operate under licenses from the Company to use the PI Technology. These licensee's are utilizing the PI Technology to produce products that do not currently compete with the Company's proposed Particle Interconnect Products; however, nothing in the license agreements would prohibit these companies from doing so in the future.

     General. The PI Technology utilizes patents owned by the Company for bonding and joining metal surfaces to enhance electronic connectivity and also uses the Proprietary Electroplating Process to electroplate panels at an anticipated lower cost than conventional manufacturing processes. The Company's core product is similar to "conductive sandpaper" in appearance, and is formed by attaching conductive diamond particles to a panel. The "conductive sandpaper" creates a socket or connector for electronic devices, and replaces the use of soldering to create such connections.

     Operation of the Technology

     PI Technology begins with sharp, metallized, doped diamond particles which have been closely screened as to size. The particles are tightly classified in sizes ranging from 10 microns to 125 microns, depending upon the end-product application. Small particle size, 8 to 12 micron range, are for small pad sizes, less than 5 mm in diameter and have a small amount of penetration. Medium particle size, in the 20 to 30 micron range, are for medium pads sizes,

5 mm to 100 mm in diameter, and have a medium amount of penetration. Large particle size, 115 to 135 micron range, are for large pads sizes, greater than 100 mm in diameter, and have a large amount of penetration.

     These electrically conductive diamond particles are attached onto contact sites using standard masking and electroplating processes. The sharp, embedded particles create a surface with many sharp points that make many parallel electrical paths by penetrating though an oxide without requiring the wiping action of conventional contacts. The Company believes that its non-wiping action, oxide penetrating Particle Interconnect Products are capable of penetrating surface contamination and oils to create a gas-tight electrical contact.

     The sharpness of the diamond particles concentrates insertion force transmitted by a contact into a very small area or point. This gives the diamond particle the force per square inch required to pierce oxides and other contaminates on most surfaces without requiring large amounts of force on the contact. Reliable, gas-tight connections can be made with PI Technology with as little as 10 grams of force per contact. This low-level of force is sufficient to drive the particles into the mating surface (for example a I/O pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do very little damage to the mating surface. This provides very long remate life with very little degradation of the connection. Since there is no wiping action, contact coatings stay intact.

     The Company can apply these particles to many different substrates, both flexible, rigid, metallic and non-metallic. This ability coupled with the very low contact force gives the Company the capability to make very reliable connectors out of materials that could collapse if exposed to the normally required contact forces.

     Proprietary Process of PI Technology Manufacturing

     The Company's ability to compete on a cost-effective basis is driven by two factors; the high-speed Proprietary Electroplating Process and a re-cycling, pollution reduction process.

     The Company believes it will be able to offer its Particle Interconnect Products at costs competitive with conventional techniques because of its high speed Proprietary Electroplating Process. This Proprietary Electroplating Process allows the Company to electroplate at rates substantially higher than industry standards while investing larger capital amounts in automated equipment. Additionally, the Proprietary Electroplating Process uses fewer raw materials and eliminates ancillary processes that cost competing technologies both time and money.

     The Company expects to additionally benefit from the Proprietary Electroplating Process because the entire manufacturing operation is cleaner and less environmentally hazardous with its recycling design, than existing plating processes used in the electronics industry. Since electroplating is typically an environmentally hostile process, the Company expects to gain advantages over competitors by avoiding or minimizing the costs associated with the control, removal and processing of these pollutants.

     COMPANY PI TECHNOLOGY STRATEGY

     The PI Technology has application in many different industries where electrical connections and interconnections are made. The Company initially has selected the connector industry as its primary industry to potentially penetrate. The PI Technology has been in use in the connector industry for several years, mainly in test and burn-in socket applications by the Company's licensees. There is a current demand in the connector industry for reliable Ball Grid Array (BGA) and Land Grid Array (LGA) production sockets. The Company believes the PI Technology offers immediate advantages for these products. As a result, the Company has developed the following short term and long term strategies.

     The Company intends to initially focus on high speed electroplating of conductive diamond particles. The primary objective is to provide this service to numerous connector manufacturers, in competing and non-competing applications. The Company intends to provide this service to companies in the form of teaming/co-manufacturing agreements. The Company believes this approach will provide it with the ability to penetrate the market utilizing existing customer bases and reputations of established leaders in the connector industry. In many cases the Company will attempt to establish long term strategic alliances with these industry leaders to continue development and manufacture of new products that will incorporate PI Technology.

     The Company's initial product line will be a BGA production socket. The Company expects to produce this socket in moderate quantities at its existing facility and using domestic subcontractors, until co-manufacturing partner(s) are able to produce in larger quantities. If or when this occurs, the Company will attempt to expand with proposed partners into numerous other BGA and LGA applications and new products as they are designed. As these business relationships mature, the Company intends to begin expansion into other industries in a similar fashion. The Company currently contemplates that some of these industries will include the printed circuit board ("PCB") industry with alternative interconnect attachment solutions, automotive electronics and the utility power industry (splices and switches).

     Sales and Marketing

     Phase I Corporate Image. The Company, as an emerging Company with respect to the design, manufacture, marketing and sales of its proposed Particle Interconnect Products recognizes that it must become recognized in the industry. Establishing a solid corporate image is and will continue to be a tactical initiative. Manufacturers will not put their own production schedules and reputations at risk with companies they feel are unstable regardless of how revolutionary the product or service may be. This is exceptionally true in the connector industry. The Company believes that it has been successful at projecting an image acceptable to the industry as evidenced by the willingness of industry leaders to enter teaming and strategic alliance discussions with the Company prior to production. The Company will continue to use conventional methods such as attending industry conventions, meeting with high-level executives in the industry's leading companies and contacting key analysts in the industry to enhance and stabilize the Company's corporate image. In the future the Company expects to expand its efforts to include:

     .    Traveling to meet individually with key executives.

     . Generating interest through the trade press and presentations at trade shows.

     .    Exhibiting with display booths at certain industry trade shows.

     .    Publishing and publicizing test results as they become available.

     The Company believes this approach will provide it with an image that will enhance the formation of relationships with key industry leaders.

     Phase II - Forming Strategic Alliances. The Company believes that establishment of a sound business image and an appropriate level of exposure for PI Technology in the market place is only the first step in successfully penetrating the market through a strategic partner. To be successful with this approach, the Company must select an appropriate partner, convince this partner of the viability and advantages of the PI Technology at its Proprietary Electroplating Process, negotiate a mutually beneficial agreement, and perform on the agreement. There is no guarantee that the Company will be able to accomplish these tasks.

     In each industry in which the Company decides to compete, the Company will select market leaders that have key characteristics such as:

     .    Significant market share and strong distribution channels.

     .    Manufacturing competencies that compliment that of the Company.

     . A corporate culture that allows them to quickly respond to a new technology.

     .    Sufficient capital and sales strength.

     The Company is currently in preliminary discussions with two industry leaders that satisfy all of the above criteria, however, there can be no assurances given that any agreements will be consummated or, if consummated, that any such agreements will be profitable to the Company.

     Phase III - Penetrate Other Industries and Application Areas. Combinations of the Company's intended strategies in Phases I and II above will be used in Phase III to allow access to all the markets where PI Technology is potentially viable. The steps the Company has taken and will take in the electronics industry in Phases I and II, will be repeated in other industries in which the Company may compete.

     PI TECHNOLOGY COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. Multinational companies with established manufacturing facilities and tremendous economies compete with each other daily on both price and quality. The Company's approach of supplying rather than competing with these large firms means that it will not directly compete with such well established leaders. The Company will face competition to its PI Technology primarily through the development of competing technologies.

     Technologies currently exist that offer features similar to the PI Technology. These technologies include: dendrite crystals, gold dot technology, fuzz button technology, elastromerics, z-axis conductive adhesives and others. These technologies are currently produced by materials suppliers, flexible and rigid PCB manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each of these technologies has drawbacks that will not be surmounted in the near future. In addition, the Company believes that each technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost.

     There is no assurance, however, that the market place will accept the PI Technology and proposed Particle Interconnect Products. In connection with the development of commercially saleable prototypes, the Company must successfully complete a testing program for such products before they can be marketed. Unforeseen technical problems arising out of such testing could adversely affect the Company's ability to manufacture a commercially acceptable version of such products.

     The risk of organizations developing new and competitive technologies also exists. The Company will continually monitor the technical environment to identify these risks early and develop strategies to respond to them quickly.

     PI TECHNOLOGY PRODUCT DEVELOPMENT

     While the Company believes the area of quickest return and greatest initial growth is in the electronics connector market, PI Technology has applications in many other areas. These areas include:

     .    Direct IC attachment.

     .    Manufacture of complex PCB cards at low-costs.

     .    Multi-Chip Modules.

     .    Heat Dissipation Products (Heat Sinks).

     .    High Voltage Splicing Products.

     .    High Voltage Contractors and Switches.

     The Company will consider researching the potential of these markets and develop appropriate manufacturing and penetration strategies for them, as discussed in "-Company Strategy" above, whenever the electronic connector market begins to show signs of maturation with declining profit margins, increased competition and lack of opportunity.

GOVERNMENT REGULATION

     The various business operations of the Company are subject to numerous federal, state and local laws and regulations, including those relating to the use and disposal of hazardous substances. Specifically, the operations of CTL and PI Corp. involve the use and handling of environmentally hazardous substances. The use of hazardous substances is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. Furthermore, amendments to statutes and regulations and the Company's expansion into new areas could require the Company to continually modify or alter methods of operations at costs which could be substantial. The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations.

     The Company believes that its Proprietary Electroplating Process will be subject to less environmental regulation because the Company's Proprietary Electroplating Process does not use a lead based interconnect technology and generates very small quantities of hazardous waste. As a result, the Company has applied for and anticipates receiving a zero percent (0%) emissions permit from the EPA.

     Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal year ended September 30, 1996. Similarly, capital expenditures to comply with such laws and regulations are not expected to be material in the fiscal year ending September 30, 1997.

INTELLECTUAL PROPERTY

     CELLULAR PHONE ANTENNAS AND PARTICLE INTERCONNECT TECHNOLOGY

     The Company will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the Antenna Technology and PI Technology and the Proprietary Electroplating Process. The electron tube technology utilizes no intellectual property rights belonging to the Company. The Company currently owns seven U.S. patents (which expire from February 14, 2006 to October 15, 2013) on the PI Technology and seven patent applications, six related to the PI Technology and one relating to the Antenna Technology.

     Prior to the Company's acquisition of Particle California, Mr. Louis DiFrancesco, the inventor of the PI Technology, or companies he controlled, granted two exclusive and three nonexclusive licenses to use the patents and patent applications on the PI Technology to the following Companies: Exatron Automatic Test Equipment Inc., with an exclusive license to use the PI Technology for sockets for use in automatic test equipment; Acsist Associates Inc., now known as Johnson-Matthey Laminates Division; MicroModule Systems Inc., with an exclusive license for thin film products; Multiflex Inc.; and Myers Consulting Inc. Mr. DiFrancesco, and not the Company, will receive any royalty payments or other compensation received under the terms of these licenses. In addition, nothing prohibits these licensees from competing with the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties."

     The Dual Resonance Application has been accepted for filing by the United States Patent and Trademark Office. The Company has subsequently filed extensions to the Dual Resonance Application to cover additional features made available through the use of the Antenna Technology.

     The Company also owns certain proprietary techniques and trade secrets relating to a Proprietary Electroplating Process. The Company recognizes the benefits associated with developing a portfolio of corporate intellectual property, particularly during the new product development process, and is pursuing patentability searches and activities on several technologies. There can be no assurance that patents will be issued from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad enough to protect the Company's technology. While the Company intends to vigorously protect its intellectual property rights, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation may be necessary to enforce the Company's patents, patent applications, trade secrets, licenses and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations regardless of the final outcome of the litigation. Despite the Company's efforts to maintain and safeguard its proprietary rights, there can be no assurances that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

     The telecommunications and interconnect industries are characterized by uncertain and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing, although it does not believe that it is infringing any third party proprietary rights at this time. To the extent that it deems necessary, the Company may license the right to use certain technology patented by others in certain products that it manufactures. There can be no assurance that the Company will not in the future be notified that it is infringing other patent and/or intellectual property rights of third parties. In the event of such infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is expensive, and the Company's operating results could be materially adversely affected by any such litigation, regardless of its outcome.

     The Company also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality and non-competition agreements, among other practices and procedures, with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets, such as the Proprietary Electroplating Process,will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of the Company's proprietary rights to the same extent as do the laws of the United States.

EMPLOYEES

     As of September 30, 1996, the Company and its three active wholly owned subsidiaries had 127 employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 999 West Hastings Street, Suite 1750, Vancouver, B.C., Canada V6C 2W2. The Company leases this office space pursuant to a lease that expires on July 31, 2001. The monthly lease payments are $3,000.

     PRINCIPAL CORPORATE OFFICES

     The principal corporate office of the Company is located at 7201 E. Camelback Road, Suite 250, Scottsdale, Arizona 85251. The Company leases this office space. The monthly lease payments are approximately $3,500 pursuant to a lease that expires July 31, 2001.

     PI CORP.

     The Company conducts operations on a 10-acre site located at 3550 South Marksheffel Road, Colorado Springs, Colorado. The building has 45,000 square feet with 22,000 square feet currently allocated for production. The facility also includes two 1000 square feet security vaults for storage of finished products prior to shipping. The Company leases this facility pursuant to a lease that expires on July 31, 1998. The monthly lease payments for the first year are approximately $23,000, and approximately $23,500 for the remainder of the term.

     CELLULAR MAGNETICS

     The Company will manufacture its Antenna Systems and continue to produce electronic assemblies at its 8,000 square foot manufacturing facility in Arizona City, Arizona and its 8,600 square foot plant in Sonora, Mexico. The Company owns the land on which these facilities are located.

     CTL

     The Company's manufacturing facilities are presently located at 1305 17th Avenue, Santa Cruz, California 95062. The current leased premises comprise approximately 8,000 square feet at a monthly lease cost of approximately $10,000. The Company has entered into a lease agreement dated June 16, 1995 with the City of Watsonville, California, for a new manufacturing facility consisting of approximately 21,600 square feet. Construction of this facility began in March 1996, with an anticipated final occupancy date of February 1997. The Company will initially occupy approximately 12,000 square feet at the facility and will sublet the remainder until such time as it requires additional space. The lease is for a period of 15 years with an option to renew for 3 successive five-year terms. The total lease cost will be approximately $15,000 per month, exclusive of any sublease revenues.

ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings (other than routine litigation incidental to the business) to which the Company (or any officer or director of the Company, or any affiliate or owners of record or beneficially of more than 5% of the common stock) to management's knowledge, is a party or to which the property of the Company is subject, is pending and no such material proceedings are known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of security holders during the period covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "INCE." The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The average for the closing bid and asked prices for the Common Stock was $4.0625 on December 20, 1996.

1995 Fiscal Year         High     Low
----------------------  -------  ------

  December 31, 1994     $  5.13   $ .25
  March 31, 1995           3.69     .50
  June 30, 1995            2.00    .625
  September 30, 1995       .825    .625

1996 Fiscal Year
----------------------
  December 31, 1995     $ 1.625   $.625
  March 31, 1996         1.9375    1.00
  June 30, 1996            5.75    2.00
  September 30, 1996       5.50    2.75

 As of December 20, 1996, there were 272 record holders of its Common Stock.

  Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 3,200 beneficial owners of its Common Stock as of December 20, 1996.

DIVIDEND POLICY

  While there are no restrictions prohibiting the Company from paying dividends to its shareholders, the Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

  The Company made the following unregistered sales of its securities from October 1, 1995 through September 30, 1996./(1)(2)/

                    TITLE OF
DATE OF SALE       SECURITIES           AMOUNT    CONSIDERATION                PURCHASER
------------       ----------          --------   -------------                ---------
1)  11/9/95   Options to Purchase       700,000   Agreement to serve as       Gordon J. Sales
              Common Stock, at                    Officers, Directors &       Mark S. Pierce
              an exercise price of                Counsel to the Company      Terry W. Neild
              $.50 per share                                                  Corporate Advisors, Inc.

2)  11/9/95   Options to Purchase       265,000   Agreement to Continue       10 Employees of California Tube
              Common Stock, at                    Employment at CTL and to    Laboratories, Inc.;
              an exercise price of                provide consulting          S. Wilde and Alan M. Smith
              $.50 per share                      services to the Company

3)  12/22/95  Options to Purchase       716,180   Agreement to Provide        1. Communique Media Services, Ltd.
              Common Stock, at                    Consulting Services to      2. Financial Power Network, Inc.
              an exercise price of                the Company                 3. James O. Gray
              $.50 per share                                                  4. Admiral House

4)  2/1/96    Options to Purchase       800,000   Agreement to provide        James O. Gray
              Common Stock, at                    consulting services to      L.L. Ross
              an exercise price of                the Company and for past    Wendy S. Gobbett
              $.75 per share for                  services of consultants
              650,000 shares and
              $1.25 per share for
              150,000 shares

5)  3/3/96    Common Stock               96,606   Legal Services - valued     Corporate Consultancy Services, Ltd.
                                                  at $39,751

6)  3/28/96   Common Stock              126,761   Contribution to ESOP        California Tube Laboratory, Inc.
                                                  valued at $1.25 per         Stock Bonus Employee Stock
                                                  share for $158,451.15       Ownership Plan & Trust

7)  3/29/96   Options to Purchase       550,000   Agreement to provide        Quidquia Management
              Common Stock, at                    consulting services to      Rocha Holdings, Ltd.
              an exercise price of                the Company
              $.50 per share for
              300,000 shares and
              $.75 per share for
              250,000 shares

 8) 5/9/96    Common Stock              400,000   Conveyance of Land,         Sonora Station, Ltd.
                                                  Recorded at $1,000,000      Muriel J. Fulton
                                                                              Barbara J. Drew
                                                                              Darren Begley


9)  6/3/96    Options to Purchase       380,000   As consideration for past     David Blank
              Common Stock, at                    services as employees of      James Martin
              an exercise price of                CTL                           Lance Mullins
              $.50 per share                                                    Tony Wynn

10) 6/12/96   Options to Purchase       400,000   As consideration for          Jeffrey Halbirt
              Common Stock, at                    consulting services and as    Alan M. Smith
              an exercise price of                an incentive to remain an
              $.50 per share                      officer of the Company

11) 5/17/96   Common Stock               14,780   Legal Services - valued at    Charmirathor, Inc.
                                                  $16,554

12) 7/10/96   Warrants to acquire       330,159   Services as Placement         Swartz Investments, LLC.
              Common Stock, at                    Agent
              a price of $3.9375
              per share

13) 9/3/96    Common Stock            1,400,000   Exchange of shares of         Five (5) shareholders of Particle
                                                  Particle Interconnect, Inc.   Interconnect, Inc.
                                                  in a Triangular Merger,
                                                  which was accounted for
                                                  as an immaterial pooling
                                                  of interests.

14) 10/8/96   Common Stock              277,778   Exchange of shares of         Three (3) shareholders of
                                                  A.C. Magnetics, Inc. in       A.C. Magnetics, Inc.
                                                  Triangular Merger, with a
                                                  total share value of
                                                  $1,000,000.

15) 9/3/96    Options to Purchase       800,000   Agreement to serve as         Alan M. Smith
              Common Stock, at                    Officers, Counsel or          Corporate Advisors, Inc.
              an exercise price of                Consultant to Company         521508 B.C. Ltd.
              $4.00 per share

16) 9/3/96   Options to Purchase        230,000   Agreement to serve as         Certain employees of PI Corp.
              Common Stock, at                    officers or employees of
              an exercise price of                the Company.
              $4.00 per share

_______________
/(1)/ The above information does not include the sale of 1,000 shares of the Company's Series B Preferred Stock on July 10, 1996 made under Regulation S of the Securities Act of 1933, as amended. This transaction was previously reported in the Company's Current Report on Form 8-K dated July 10, 1996.

/(2)/ During the period commencing September, 1996 through December 31, 1996, certain holders of the Series B Preferred Stock, pursuant to the Certificate of Designation, converted a total of 677 shares of Series B Preferred Stock into 2,238,979 shares of Common Stock which were issued without registration pursuant to the exemption provided by Regulation S.

  UNDERWRITERS

  No underwriter was involved in any of the transactions described above, except that Swartz Investments, LLC ("Swartz") was engaged as selling agent in connection with the sale of the Company's Series B Preferred Stock and warrants to acquire Common Stock and was paid compensation equivalent to 11% of the aggregate funds raised therein. In addition, Swartz received warrants to purchase Common Stock equal to 10% of the aggregate securities sold, assuming that the holders of the Series B Preferred Stock and related warrants, converted their Series B Preferred Stock or exercised their warrants at the Fixed Conversion Price (as defined below).

  EXEMPTION FROM REGISTRATION CLAIMED

  All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All of the individuals who purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

  TERMS OF WARRANT EXERCISE

  The material terms of the warrants received by Swartz are set forth in Section 3 of the Warrant Agreement included as Exhibit 4.3 to this Report and provides as follows:

     Payment of Warrant Exercise Price.
     ----------------------------------

          The Exercise Price ("Exercise Price") shall equal $3.9375 ("Initial Exercise Price") or, if the Date of Exercise is more than one (1) year after the Date of Issuance, the lesser of (i) the Initial Exercise Price or
     (ii) the "Lowest Reset Price", as that term is defined below. The Company shall calculate a "Reset Price" on each anniversary date of the Date of Issuance which shall equal one hundred percent (100%) of the average Closing Price of the Company's Common Stock for the five (5) trading days ending on such anniversary date of the Date of Issuance. The "Lowest Reset Price" shall equal the lowest Reset Price determined on an anniversary date of the Date of Issuance preceding the Date of Exercise, taking into account, as appropriate, any adjustments made pursuant to Section 5 of the Warrant Agreement.

          For purposes hereof, the term "Closing Price" shall mean the closing price on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Small Cap

     Market or OTC Bulletin Board, or if no longer traded on the Nasdaq Small Cap Market or OTC Bulletin Board, the closing price on the principal national securities exchange or the National Market System on which the Common Stock is so traded and, if not available, the mean of the high and low prices on the principal national securities exchange or the National Securities Exchange on which the Common Stock is so traded.

          Payment of the Exercise Price may be made by either of the following, or a combination thereof, at the election of Holder:

          (i) Cash Exercise: cash, certified check or cashiers check or wire transfer; or

          (ii) Cashless Exercise: surrender of the Warrant at the principal office of the Company together with notice of cashless election, in which event the Company shall issue Holder a number of shares of Common Stock computed using the following formula:

                    X = Y (A-B)/A


          where: X = the number of shares of Common Stock to be issued to Holder.

                  Y = the number of shares of Common Stock for which the Warrant is being exercised.

                  A = the Market Price of one (1) share of Common Stock (for purposes hereof, the "Market Price" shall be defined as the average closing price of the Common Stock for the five (5) trading days prior to the Date of Exercise of the Warrant (the "Average Closing Price"), as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), or it the Common Stock is not traded on NASDAQ, the price in the over-the-counter market; provided, however, that if the Common Stock is listed on a stock exchange, the Market Price shall be the average Closing on such exchange. If the Common Stock is/was not traded during the five (5) trading days prior to the Date of Exercise, then the closing price for the last publicly traded day shall be deemed to be the closing price for any and all (if applicable) days during such five
                  (5) trading day period.

                  B = the Exercise price.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     On December 4, 1995, the Company changed its fiscal year end from December 31, 1995 to September 30, 1995 due to the acquisition of the assets and liabilities of Energy on July 7, 1995 for 5,412,191 shares of Common Stock, which represented 52% of the Common Stock outstanding at that time. As a result, for accounting purposes, Energy was considered the acquiring corporation and the comparative information presented herein represents that of Energy prior to July 7, 1995 and Energy and the Company subsequent to such date. See "-Recent Acquisitions and Transactions," the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein, and "Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements."

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. The Consolidated Statements of Operations data presented below for the fiscal year ended September 30, 1996, the eleven months ended September 30, 1995 and the fiscal year ended October 31, 1994 and the Consolidated Balance Sheet data as of September 30, 1996 have been derived from the Company's Consolidated Financial Statements included herein. The Consolidated Financial Statements as of and for the fiscal year ended September 30, 1996 and the eleven months ended September 30, 1995 were audited by KPMG Peat Marwick, LLP, independent public accountants. The Consolidated Financial Statements, as of and for the fiscal year ended October 31, 1994 were audited by Mark Shelley, CPA, independent public accountant. The Statements of Operations data set forth below for the years ended October 31, 1993 and 1992 and the Balance Sheet data set forth below at October 31, 1994, 1993 and 1992 are derived from audited financial statements not included herein.

                                              Year              Eleven              Year             Year              Year
                                             Ended           Months Ended           Ended            Ended             Ended
                                            9/30/96            9/30/95/(1)/        0/31/94          10/31/93          10/31/92
                                            -------            -------             -------          --------          --------
Total net sales                           $ 3,405,000          $3,768,000        $2,066,000        $   60,000        $        0
Costs & expenses                            8,688,000           5,089,000         2,428,000           142,000            43,000
Net loss                                   (5,283,000)         (1,321,000)         (362,000)          (82,000)          (43,000)

Net loss per common share                      $(0.45)             $(0.18)           $(0.08)           $(0.04)       $N/A

Weighted average
  Number of common
  shares outstanding                       11,779,787           7,391,275         4,828,007         2,066,979         1,781,880

At period end:
  Current assets                          $10,625,000          $1,796,000        $1,499,000        $    4,000        $        0
  Current liabilities                       2,060,000           1,799,000         1,621,000            82,000           149,000
  Working capital (deficit)                 8,565,000              (3,000)         (122,000)          (78,000)         (149,000)
  Total assets                             13,826,000           3,069,000         3,141,000            51,000                 0
  Long-term debt                               86,000              48,000            48,000           175,000                 0
  Stockholders' equity                    $11,680,000          $1,222,000        $1,472,000        $ (206,000)       $ (149,000)

Cash dividends per
  common share                                      0                   0                 0                 0                 0

_______________
/(1)/  On December 4, 1995, the Company changed its fiscal year end from December 31, 1995 to September 30, 1995.  The comparative information presented herein represents that of Modern Industries, Inc. which was deemed to be the acquiring company in the July 7, 1995 transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the "Financial Statements and Supplementary Data."

     The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those, among others, discussed under "Trends and Uncertainties" below. Any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     From 1991 through the fiscal year ended December 31, 1994, the Company was generally inactive and reported no operating revenues. In July 1995, the Company completed the acquisition of Energy and its wholly owned subsidiary CTL. See "Business-Overview." The Company has substantially expanded the scope of its business and revised its business strategy subsequent to the Energy transaction through the acquisition of certain patents, patent applications and proprietary technology relating to the Antenna Technology and the PI Technology. During this time, the Company has been engaged primarily in directing, supervising and coordinating the Company's activities in the continuing development of its new lines of business, in addition to the recruitment of management and technical personnel and raising new capital to fund its operations.

     The primary asset acquired in the Energy transaction, its wholly owned subsidiary CTL, continued to generate positive cash flows in the 1996 fiscal year, although sales decreased 9.6% over the 1995 fiscal year. This decrease in sales was primarily attributable to a change in product mix, the delayed timing of certain orders in the fourth quarter of 1996 and production capacity constraints at CTL's current manufacturing facilities. CTL anticipates moving to new production facilities in February of 1997, which the Company believes will eliminate the production capacity constraints.

     On November 15, 1995, the Company entered into a research and development agreement with ASU for the development of the Antenna Technology. To date the Company has developed several working prototypes of the External Antenna and anticipates commencing commercial production of both the External Antenna and Internal Antenna in the 1997 fiscal year. There can be no assurance, however, that the Company will commence production in 1997 or thereafter.

     On September 30, 1996, the Company formed a wholly owned subsidiary, Cellular Magnetics, which acquired all the assets and liabilities of M.C. Davis in exchange for 277,778 shares of Common Stock valued at $1,000,000 and $800,000 in cash. While the Company had initially considered constructing its own manufacturing facility, this acquisition, accounted for by the purchase method of accounting, provides the Company with both a facility for the immediate production of its Antenna Technology and an established manufacturing facility. The Company intends to continue to produce the miniature and subminiature electronic components previously produced by M.C. Davis and does not anticipate that the production of the Antenna Technology will significantly impact its ability to manufacture these electronic assemblies.

     To further diversify the Company's operations and to capitalize on a new and emerging technology, the Company formed a wholly owned subsidiary, PI Corp., which merged with Particle California. The Company exchanged 1,400,000 shares of Common Stock for all of the outstanding stock of Particle California. The transaction was accounted for as an immaterial pooling-of-interest as the prior operations of Particle California are not material to the Company's consolidated financial position, results of operations or cash flows. Accordingly, the consolidated financial statements for periods prior to the date of acquisition have not been restated, except for loss per common share information. From the date of the merger, PI Corp. has been engaged primarily in the construction of production capabilities at its plant and the continuing development of the technology. PI Corp. expects to commence commercial production in 1997.

     On July 7, 1996, the Company completed an offering pursuant to Regulation S under the Securities Act (the "Regulation S Offering") of 1,000 shares of its Series B Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $8,900,000. To further improve the Company's working capital position, the Company completed a Regulation D private offering to institutional investors on December 15, 1996, of 525 shares of its Series C Preferred Stock, no par value, pursuant to which it received net proceeds of $4,672,500. See "-Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

     Fiscal Year Ended September 30, 1996 compared to Fiscal Year Ended September 30, 1995 (Eleven Months).

     Net Sales. Net sales, which are derived solely from the operations of CTL, decreased 9.6% in 1996 to $3,405,000 from $3,768,000 in 1995. This decrease in sales is generally due to a combination of a change in the Company's product mix and the delayed timing of significant orders which were originally planned for the fourth quarter of 1996, but were not placed until the end of the 1996 calendar year.

     In the 1996 fiscal year, net sales of new magnetrons totaled $1,436,000, accounting for 42% of sales, compared with $1,455,000 or 39% of net sales in 1995. Net revenues from rebuilding of magnetrons decreased from $1,848,000 or 49% of net sales in 1995 to $1,403,000 or 41% of net sales in 1996. This shift in sales mix was due primarily to the Company's focus on new and more complex tube types such as certain Pulse magnetrons in an attempt to broaden the Company's product line and a slow down in orders for rebuilt magnetrons for the food processing industry in the last two quarters of 1996. It is anticipated that the sales mix experienced in the final six months of fiscal 1996 will continue for the foreseeable future.

     The Company obtained a significant contract for the manufacture of new and rebuilt Pulse magnetrons in June of 1996. However, the initial order under this contract was not placed until September, 1996. As a result, sales were not recorded under this contract until the first quarter of fiscal 1997, resulting in a significant increase in sales in the first quarter of 1997 over the final quarter of 1996.

     In conjunction with the changes in sales mix noted above, the Company experienced a decrease in gross margins to 17% in the 1996 fiscal year from 23% in 1995. This decrease was due to the increased development time and costs associated with the new and more complex tube types now being constructed by the Company. In particular, direct labor costs increased to 34% of net sales in 1996 compared to 30% in 1995, while direct materials costs increased to 26% in 1996 from 25% in 1995. The Company anticipates that gross margins will improve in the 1997 fiscal year as development of these new tube types is now complete and production should therefore become more efficient.

     In addition to the above, the Company's current electron tube manufacturing facility is operating at maximum capacity. The Company believes that its move to the new Watsonville manufacturing facility in February, 1997 should satisfy the Company's production needs for the foreseeable future. The Company anticipates that it may experience minor disruptions in production due to the movement of equipment and the familiarization of employees with the new manufacturing facility, which disruptions are not expected to have a material impact on the Company's operations.

     Allowance for Doubtful Accounts. The Company's allowance for doubtful accounts increased from $81,000 in 1995 to $255,000 in 1996. This increase is primarily a result of the return of certain Pulse magnetrons, a new product of the Company, for which rework was requested by the purchasers. The Company does not believe that similar returns will occur in the future.

     Selling, General and Administrative Expense. Selling, general and administrative ("SGA") expenses increased 331.5% from $1,317,000 in 1995 to $5,683,000 in 1996. This increase is primarily attributable to an increase in compensation expense of $3,686,000 resulting from the vesting of stock options to purchase an aggregate of 4,841,000 shares of Common Stock granted to the Company's officers, directors, employees and consultants in 1996 at exercise prices below the fair value of the Common Stock on the date of grant. The Company recorded deferred compensation expense of $4,017,000 based on these grants. The options were granted as an incentive to such persons at a time when the Company did not have sufficient funds to otherwise compensate such persons. In the future, the Company does not intend to grant stock options in the amounts granted in 1996 or at less than the fair value of the Common Stock on the date of grant.

     In addition to the above, SGA expenses increased in 1996 due to higher legal and audit costs ($387,000 in 1996 compared to $102,000 in 1995) associated with the Company's acquisitions, financings and compensation arrangements, and increased compensation paid to management and administrative personnel.

     In the 1997 fiscal year, it is anticipated that sales and marketing expenses will increase considerably over 1996 levels. In 1996, sales and marketing expenses were limited to costs associated with CTL's operations. In 1997, significant costs will be incurred in order to bring the Company's Antenna Systems and Particle Interconnect Products to market. In addition, the Company intends to significantly expand its marketing activities for its electron tube products in an effort to capture a larger share of the market.

     Research and Development. Research and development expenses increased from -0- in 1995 to $88,000 in 1996. This increase was attributable entirely to costs associated with research and development of the Company's Antenna Systems. It is anticipated that research and development activities will materially increase in 1997 as the Company continues to develop its Antenna Technology and the PI Technology.

     Interest Income and Expense. The Company earned interest income of $36,000 in 1996 compared to -0- in 1995. This increase was due to the investment in Treasury Bills of undeployed cash resources realized through the sale of its Series B Preferred Stock. The Company anticipates that interest income will increase in 1997 as undeployed funds, including those raised through the sale of its Series C Preferred Stock, will continue to be invested in low risk interest bearing securities.

     Interest expense increased to $90,000 in 1996 compared to $88,000 in 1995 due to continued bank financing and outstanding notes payable to related parties. The Company repaid these financings and notes with the proceeds received from the Series B Preferred Stock financing and does not currently anticipate obtaining further debt financing.

     Net Operating Loss Carryforwards for Tax Purposes. As of September 30, 1996 the Company had a net operating loss carryover for federal and California income tax purposes of approximately $7,376,000 and $3,463,000 respectively. The federal net operating losses expire from 2007 to 2011. The California net operating losses expire from 2000 to 2001. The benefit of these net operating loss carryforwards has not been recorded by the Company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

     Eleven Months Ended September 30, 1995 compared to Fiscal Year Ended October 31, 1994.

     On July 7, 1995, the Company acquired all of the assets and assumed all of the liabilities of Energy through the issuance of 5,412,191 shares of Common Stock. The principal asset acquired in this transaction was all of the issued and outstanding common stock of CTL. Energy had acquired its investment in CTL on May 1, 1994. In accordance with generally accepted accounting principles, the results of operations disclosed in the Company's audited consolidated financial statements include CTL's operations for the eleven-month period ended September 30, 1995 for the 1995 fiscal year and for the six-month period ended October 31, 1994 for the comparative 1994 fiscal year.

     Net Sales and Gross Margins. The Company's net sales of $3,768,000, which are attributable entirely to the operations of CTL, increased 82% in the 1995 fiscal year compared to net sales of $2,066,000 in 1994. This increase was due primarily to the inclusion in the financial statements of eleven months of CTL's operations in the 1995 fiscal year compared to only six months in fiscal 1994 as described above. Monthly sales in both the 1995 and 1994 fiscal years averaged approximately $340,000 due to capacity limitations at CTL's manufacturing facilities.

     Although CTL's average monthly sales remained constant in the 1995 and 1994 fiscal years, the Company experienced a decline in gross margins on sales of electron tubes to 23% of net sales in 1995 from 42% in 1994. This decrease was due primarily to increased costs associated with the development and manufacture of new types of tubes. In addition, the Company sold a greater percentage of new tubes relative to rebuilt tubes in the 1995 fiscal year compared to 1994.
As new tubes carry a lower gross margin than rebuilt tubes, an overall decline in gross margins was experienced.

     Selling, General and Administrative Expenses. SGA expenses increased by 11% in the 1995 fiscal year due to increased consulting, legal and audit costs associated with the Energy transaction and the Company's financing activities.

     Interest Expense. Interest expense increased to $88,000 in 1995 from $3,000 in 1994 primarily due to an increase in notes payable to former owners of CTL and other third parties.

     Loss on Investments. During fiscal 1995, the Company purchased approximately 15% of the outstanding stock of American Microcell for 712,571 shares of common stock at a deemed price of approximately $0.70 per share, or $500,000. American Microcell was engaged in the research and development of improved technologies for cellular phones. However, American Microcell proved unsuccessful in its efforts to finance continuing development of the technologies acquired, and the rights to these technologies reverted to the original developers. Accordingly, the Company wrote off its investment in American Microcell in fiscal 1995.

     In addition, the Company sold certain microwave technology rights to a related party for a note in the face amount of $1,250,000. Due to concerns about collectibility, the Company reserved the remaining carrying value of $250,000 in fiscal 1995. In addition, related deferred development costs totalling $44,631 were written off in fiscal 1995. Losses on investments in fiscal 1994 were not significant.

     Net Operating Loss Carryforwards for Tax Purposes. As of September 30, 1995 the Company had a net operating loss carryover for federal and California income tax purposes of approximately $1,083,000 and $317,000 respectively. The federal net operating losses expire from 2007 to 2010. The California net operating losses expire in 2000. The benefit of these net operating loss carryforwards has not been recorded by the Company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

     Fiscal 1994 compared to Fiscal 1993

     On May 1, 1994, Energy acquired all of the issued and outstanding common shares of CTL for 762,031 shares of Energy's common stock (valued at $1,069,140) and notes payable to two major stockholders of CTL for $955,860. In addition, Energy bought out an employment contract with a former owner of CTL for 222,572 shares of Energy common stock (valued at $312,272). From the date of acquisition of CTL to October 31, 1994, the Company's net sales were $2,066,462. For the 1994 fiscal year, the Company incurred a net loss of $362,102.

     Prior to the acquisition of CTL, Energy had been engaged in the development of technologies designed to enhance the production of hydrocarbons from oil properties. Subsequent to the acquisition of CTL, Energy incurred no additional costs or revenues relating to the development of these technologies. As discussed above, this technology was sold in the 1995 fiscal year in exchange for certain royalty payouts and a note in the face amount of $1,250,000 bearing interest at 6%. Due to concerns about collectibility, this note was fully reserved as of September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash and cash equivalents on hand of $4,224,000 as compared to $57,000 at September 30, 1995. This increase in working capital was primarily due to net proceeds of $8,900,000 received from the issuance of Series B Preferred Stock and warrants and the proceeds of $1,342,000 received from sales of Common Stock. In addition, the Company acquired $167,000 in connection with its acquisition of Particle California and M.C. Davis and realized proceeds of $174,000 on the sale of property. These proceeds were used to finance the Company's operating activities of $1,697,000, to repay bank debt of $190,000 and other debt totalling $994,000, and to acquire property, plant, equipment and other assets of $472,000.

     The Company acquired assets comprised of working capital and property, plant and equipment, and recorded related goodwill and other intangibles, totalling $1,649,000 in 1996 as a result of the business combinations of M.C. Davis and PI Corp. In addition, the Company acquired land in exchange for 400,000 shares of the Company's common stock valued at $1,000,000, the assumption of mortgages of $367,000 and acquisition costs of $57,000. The Company also disposed of equipment held for resale through the return and cancellation of its Series A Preferred Stock for which it recognized neither a gain or loss, except for $40,000 in storage costs.

     As a result of the transactions described above and the Series C Preferred Stock financing, the Company believes that current and known future capital resources will be adequate to fund its operations in the near term. The Company also believes that sales of its Antenna Systems and Particle Interconnect Products, both anticipated to commence in the 1997 fiscal year, in combination with the sales of the electronic assemblies of Cellular Magnetics and the operations of CTL will provide sufficient funds to meet the Company's capital requirements for the next two years. At this time, the Company does not intend to raise additional capital through the sale of additional capital stock or through the issuance of debt.

     In the 1997 fiscal year, the Company expects to make capital expenditures of approximately $1,700,000. These expenditures will be made on CTL's new manufacturing facility in Watsonville, California, establishing PI Corp.'s initial full production line and facility in Colorado Springs, Colorado and purchasing new equipment for the Company's manufacturing plants in Arizona City, Arizona and Sonora, Mexico in connection with the manufacture of the Antenna Systems.

TRENDS AND UNCERTAINTIES

     As a result of its activities in 1996, the Company believes that it has positioned itself for long term success through the acquisition of M.C. Davis and by obtaining the rights to the Antenna Technology, the PI Technology and the Proprietary Electroplating Process. The Company's activities in fiscal 1997 will focus on bringing these new technologies to market and on expanding the existing markets for its electron tube products and the electronic assemblies previously manufactured by M.C. Davis. However, the future operating results of the Company are subject to certain trends and uncertainties within the industries in which the Company is operating and within the Company itself.

     OVERVIEW

     In general, due to the Company's change of business purpose, the Company has a limited operating history that is relevant to its current business. The Company does not anticipate producing significant operating revenues until such time, if ever, as products developed using the Antenna Technology and PI Technology are completely developed, manufactured in commercial quantities and available for commercial delivery, and accepted in the marketplace. There can be no assurance that the Company's technology and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company anticipates incurring significant costs in connection with the development of its technologies and proposed products and there is no assurance that the Company will achieve significant revenues to offset anticipated operating costs. Included in such costs are research and development expenses, marketing costs, increased capital expenditures for the expansion of its manufacturing facilities and the research and development of its products, and general and administrative expenses.

     Inasmuch as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities, the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to exceed its total costs of operation.

     SPECIFIC TRENDS AND/OR UNCERTAINTIES

     The Company is currently attempting to expand its customer base for its electron tube business by and through the development of new products and increased marketing activities. At this time, it is uncertain whether the Company will be able to create new markets for its products. In addition, the response of larger competitors in the electron tube markets to the Company's increased marketing activities is not determinable.

     The Company also faces uncertainty over the effects of business slowdowns relating to the move to its new electron tube manufacturing facilities. While the Company believes that the impact of this move will be minimal, unanticipated difficulties may arise, which could result in a negative impact on the Company's operations.

     The acceptance of the Antenna Technology and Antenna Systems by cellular phone users and OEMs has not yet been tested. While the Company has received significant expressions of interest from third parties for the Antenna Technology, the existence and extent of market opportunities for its Antenna Systems is unknown. In addition, the response of competitors to the marketing of the Antenna Systems is unknown at this time.

     The Company's PI Technology is currently in the development stage and the marketability of the PI products has not yet been tested. The PI Technology is currently being utilized by third parties in limited applications under licenses granted from Louis DiFrancesco, the developer of the PI Technology or from companies he previously controlled such as Particle California. The wide spread acceptance of the PI Technology and the Particle Interconnect Products by the market has yet to be tested by the Company. In addition, no prediction can be made as to competitive responses in the market place should the PI Technology and the Particle Interconnect Products prove successful. Moreover, the licensees of the PI Technology could compete directly with the Company in the markets it intends to enter. If such licensees desire to do so, Mr. Louis DiFrancesco, and not the Company, would receive any increase in royalty payments due to such success.

     The Company is operating in three diverse businesses with different operating and management requirements. As the operations of the Company expand there will be a requirement for increased management expertise. The Company is currently seeking to expand its management complement, particularly in the marketing field, to cope with the anticipated growth in the Company's operations.

PENDING ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. The implementation of SFAS No. 121 in the Company's 1997 fiscal year is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

     The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures in lieu of expense recognition. The Company expects to continue to use the intrinsic value-based method of Accounting as allowed under SFAS No. 123. The implementation of SFAS No. 123 in the Company's 1997 fiscal year is not expected to have a material effect on the Company's reported consolidated results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.


ITEM 9.  CERTIFIED PUBLIC ACCOUNTANTS

     In connection with the audits of the Company's Consolidated Financial Statements for the year ended September 30, 1996, the eleven-month period ended September 30, 1995 and the year ended October 31, 1994, there were no disagreements or reportable conditions between the Company and either KPMG Peat Marwick LLP or Mark Shelley, CPA on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

         Name and Age                       Position                   Period of Service
         ------------                       --------                   -----------------

Gordon J. Sales (59)            Director, President and Chief     July 7, 1995 to Present
                                Executive Officer

Terry W. Neild (56)             Director and Executive Vice       July 7, 1995 to Present and
                                President                         Director since October 23,
                                                                  1996 to Present

Alan M. Smith (45)              Director, Secretary, Treasurer    July 7, 1995 to Present and
                                and Chief Financial Officer       Director since June 1996 to
                                                                  Present

Theodore A. Waibel (59)         Director                          November 22, 1996 to Present

Charles E. Bauer, Ph.D. (46)    Director                          November 22, 1996 to Present

Steven D. Clark (38)            President of PI Corp.             October 22, 1996 to Present

Lawrence DiFrancesco (48)       Executive Vice President and      September 3, 1996 to Present
                                Chief Operations Officer of PI
                                Corp.


Patricia H. Grihalva (52)       Chief Financial Officer and       September 3, 1996 to Present
                                Assistant Secretary of PI Corp.

Jerry W. Tooley (53)            President and Chief Executive     October 14, 1996 to Present
                                Officer of Cellular Magnetics

David Putnam (50)               Chief Financial Officer of        October 14, 1996 to Present
                                Cellular Magnetics

James D. Martin (40)            Vice President, CTL               February, 1977 to Present

Anthony P. Wynn (53)            Vice President, CTL               January, 1979 to Present

David E. Blank (62)             Vice President, CTL               July, 1989 to Present

  The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

  In connection with its merger with Particle California, the Company agreed to appoint Lawrence DiFrancesco to the Board of Directors and elected Louis DiFrancesco as Chief Technical Officer of Particle Interconnect. Mr. Lawrence DiFrancesco subsequently resigned from the Board of Directors on October 23, 1996. Mr. Louis DiFrancesco resigned as Chief Technical Officer of PI Corp. and now serves as a paid consultant to PI Corp.

  In connection with the Company's purchase of assets from Energy, Mr. Sales was appointed as Director and Chief Executive Officer of the Company and Messrs. Neild and Smith were appointed as officers of the Company.

BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS AND SIGNIFICANT EMPLOYEES

  GORDON J. SALES. Mr. Sales has been President, Chief Executive Officer and a Director of the Company since July 7, 1995. In addition, he has been President and Chief Executive Officer of the Company's subsidiaries, CTL and Particle Interconnect, since May 1, 1994 and September 3, 1996, respectively. Mr. Sales also has been President, Chief Executive Officer and a Director of Energy since March of 1993. Prior to his association with the Company, its parent and subsidiary, Mr. Sales was involved in the building supply, forest products and real estate industries. During the years 1977 to 1993, Mr. Sales was President of his privately owned holding company, which had interests in truck parts manufacturing, wood fibre processing and commercial real estate development. Mr. Sales devotes substantially all of his professional time to the business affairs of the Company.

  TERRY W. NEILD. Mr. Neild became an Executive Vice President of the Company on July 7, 1995 and was appointed to the Board of Directors on October 23, 1996. From August 1, 1993 to September 26, 1995, he served as President and Chief Operating Officer of Energy. Prior to that time Mr. Neild was self-employed as a business and financial consultant. Mr. Neild is a Certified Management Accountant. Mr. Neild served as Chairman and Chief Executive Officer of Clearly Canadian Beverage Corp. ("Clearly Canadian") from February 1986 to March 1989, and as Chairman and Chief Executive Officer of Clearly Canadian's majority shareholder, Camfrey Resources, Ltd., from March 1989 to February 1990. Mr. Neild has been a Director of Baywest Capital Corp., MacNeill International Corp., North American Contractors, Ltd., Barwell Development Corp., and Crest Realty and Development Ltd. Mr. Neild devotes substantially all of his professional time to the business affairs of the Company.

  ALAN M. SMITH. Mr. Smith has been Secretary and Chief Financial Officer of the Company since July 7, 1995 and a director since June 12, 1996. Mr. Smith is a Chartered Accountant practicing in Vancouver, British Columbia, Canada. Mr. Smith established a financial consulting practice in Vancouver, Canada in 1985 and in 1990 obtained his license to practice as an independent accountant. He has been a member of the Institute of Chartered Accountants of Ontario since 1978 and of the Institute of Chartered Accountants of British Columbia since 1981. Mr. Smith devotes substantially all of his professional time to the business affairs of the Company.

  THEODORE A. WAIBEL. Mr. Waibel has served as a director of the Company since November 22, 1996. Mr. Waibel has been the President and Chief Executive Officer of T.A.W. Vehicle Concepts, Inc. (an importer of magnesium wheels for race cars) since March 1996. From March 1991 to March 1996, Mr. Waibel was the President and Chief Executive Officer of TVX, Inc. (a high technology company that has developed the placement of a camera on a computer chip for security applications).

  From July 1980 through February 1991, Mr. Waibel was President and Chief Executive Officer of Ultrak, Inc. (NASDAQ: ULTK), a company he co-founded in 1980. From July 1975 until June 1980, he was Executive Vice President of Marketing for Alarm Device Manufacturing Co., ADEMCO Division of Pittway Corporation, Tyosset, New York which had purchased Sontrix, Inc., a public company co-founded by Mr. Waibel. From October 1969 through July 1975, Mr. Waibel served as President of Sontrix, Inc., Boulder, Colorado, which developed a new very successful multi-head ultrasonic system for the security market.

  Mr. Waibel is past National Director of the American Electronics Association, a past member of the Dean's Advisory Council to Dean Firman of the University of Denver and founded the Alarm Industry Telecommunications Committee in Washington, D.C.

  Mr. Waibel received his BS/BA from the University of Denver with a major in marketing in 1967.

  CHARLES E. BAUER, PH.D. Dr. Bauer has served as a director of the Company since November 22, 1996. Dr. Bauer has been the Managing Director of TechLead Corporation, an international consulting firm, since 1990. During his career, Dr. Bauer has served as Director, Research and Technology of MicroLithics Corporation, Golden, Colorado. At MicroLithics Corporation, Dr. Bauer was responsible for a variety of technology programs with the Coors Advanced Electronics Group, including, MicroLithics Coors Electronic Packaging Company, two internal research groups of the Coors Ceramic Company and a joint venture with W. R. Grace & Company. From 1978 through 1989 he was employed by Tektronix, Incorporated, Beaverton, Oregon, in various capacities as a Material Scientist/Engineer, Materials Science/Engineering Manager, Engineering Scientific Manager, Bipolar Products Packaging Unit Manager and Integrated Circuit Packaging Operations Manager.

  Dr. Bauer received his BS in Materials Science and Engineering from Stanford University in 1972, his MS in Metallurgical Engineering from Ohio State University in 1975, his PhD in Materials Science and Engineering from Oregon Graduate Center, Beaverton, Oregon in 1980 and his MBA from the University of Portland in 1988.

  Dr. Bauer has served as Assistant Adjunct Professor in Mechanical Engineering and Business Administration with the University of Portland, as an Associate Professor (visiting) in Mechanical Engineering with Florida International University, Miami, Florida and is currently associated as Assistant Adjunct Professor, with dual appointment in Mechanical Engineering and Electrical and Computing Engineering with the University of Colorado. He is currently Director, Industrial Relations for the Center for Advance Manufacturing and Packaging of Microwave, Optical and Digital Electronics for the University of Colorado.

  Dr. Bauer served as the President of the Rocky Mountain Chapter, the Microelectronic Society (ISHM) (1995-96). He has received the Fellow of Society Award of ISHM (1993) and served as National Technical Vice President (1988-90). Dr. Bauer is a Director and the Secretary of the Surface Mount Technology Association (SMTA) and is currently serving as President of the Rocky Mountain Chapter (1995-96). Dr. Bauer has been a member of the following professional societies: ASM International (ASM) since 1971, International Electronics Packaging Society (IEPS) since 1983 and Institute of Electronic and Electrical Engineering (IEE) since 1993.

  Dr. Bauer holds one U.S. Patent on Multilayer Interconnect Circuitry and has five Patent Applications pending, relating to interconnect circuitry and packaging. Dr. Bauer has published over 50 technical papers and presentations in journals and conferences around the world. He founded and is currently General Chair of Pan Pacific Microelectronics Symposium and Chip Scale Packaging Advanced Technology Workshop.

  SIGNIFICANT EMPLOYEES. The Company considers the following officers of its subsidiaries as significant employees of the Company

  STEVEN D. CLARK. Mr. Clark has served as President of PI Corp. since October 22, 1996. Prior thereto, Mr. Clark worked on the B2 Bomber program as a project manager in charge of new business acquisitions with Northrop Grumman Corporation from 1981 to 1996. In addition, Mr. Clark has served as a consultant in the development of the PI Technology for the past ten years.

  LAWRENCE DIFRANCESCO. Mr. DiFrancesco has served as Director, Executive Vice President and Chief Operating Officer of PI Corp. since September 3, 1996 and he served as a Director of the Company from September 3, 1996 to October 23, 1996. From March 1995 through May 1996, Mr. DiFrancesco was employed as an engineer with Sheldahl Inc., Northfield, Minnesota, a large manufacturer of flex circuits. From March 1994 through March 1995, Mr. DiFrancesco was employed by Particle California, working jointly with his brother, Louis DiFrancesco, in the further development of the PI Technology and the Proprietary Electroplating Process. From December 1992 through March 1994, he was employed at Exatron-Accist Associates where he served as Program Coordinator and Process Engineer for the development of a new, high density, fine pitch, surface mount interconnect technology. From July 1992 through December 1992, he was employed as an Engineer with Logical Services, Inc. From 1982 to 1991, he served as a Project Leader for Hughes Aircraft Company where his responsibilities related to high volume manufacturing operations.

  Mr. DiFrancesco is the co-developer of the PI Technology and the Proprietary Electroplating Process. He served as the Senior Scientist for Particle California in an advisory capacity or as an employee from 1991 until September 3, 1996 when it assigned the PI Technology and the Proprietary Electroplating Process to the Company.

  Mr. DiFrancesco received an AAE Electronic Technology degree from Chabot College, Hayward, California and a Bachelor of Science degree in Electrical Engineering from Cal Poly, San Luis Obispo, California.

  PATRICIA H. GRIHALVA. Ms. Grihalva has been the Chief Financial Officer of Particle Interconnect since September 3, 1996. Ms. Grihalva has been a Certified Public Accountant since 1971. She served in a managerial position, responsible for business valuation and consulting services, litigation support services and general tax and accounting practice for Carothers & Ito, Certified Public Accountants, from 1990 to 1996.

  JERRY W. TOOLEY. Mr. Tooley has served as President and Chief Executive Officer of Cellular Magnetics since October 14, 1996. Prior thereto, Mr. Tooley served as the President of M.C. Davis.

  DAVID PUTNAM. Mr. Putnam has served as the Chief Financial Officer of Cellular Magnetics since October 14, 1996. Prior thereto, Mr. Putnam served as Vice President and Treasurer of M.C. Davis.

  JAMES D. MARTIN, VICE PRESIDENT, CTL. Mr. Martin has been employed by CTL since February, 1977 and has served as Vice President of CTL since 1993. He has worked in every department of CTL from production and sales to customer service. Mr. Martin provides technical support to customers in this highly technical business and organizes and runs production lines for rebuilding triodes, cyclotrons and medical linear accelerators.

  ANTHONY P. WYNN, VICE PRESIDENT, CTL. Mr. Wynn has served as Vice President of CTL since January, 1979. Mr. Wynn is a design engineer responsible for developing a 50kw L-band Magnetron and rebuilds high power magnetrons, cyclotrons, triodes, medical linear accelerators, electron guns and ion pumps. He has worked with English Electric Valve Co. (U.K.) and Litton Industries (U.S.) as a professional microwave engineer in the magnetron tube divisions.

  DAVID E. BLANK, VICE-PRESIDENT, CTL. Mr. Blank has been Vice-President of Engineering at CTL since July, 1989. A graduate of Brunel College, London University, England and a member of the Institute of Mechanical Engineers, he has worked in senior engineering positions with Varian Associates, EEV Inc.'s Relmag Division of Litton Industries. He has designed and developed numerous magnetrons at various power levels during his career.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

  The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1996 (the "Named Executive Officers"):


                                                                                       Long-Term
                                                       Annual Compensation            Compensation
                                                  ---------------------------         ------------

                                                                                      Securities
                                    Fiscal                                            Underlying            All Other
Name and Principal Position          Year         Salary($)         Bonus($)          Options (#)         Compensation($)
---------------------------         ------        ---------         --------          -----------       -----------------

Gordon J. Sales, President            1996         $105,917              -0-           700,000/(2)/             -0-
and Chief Executive Officer           1995              -0-              -0-           500,000/(2)/         $82,265/(1)/

Alan M. Smith, Director,              1996           93,371              -0-           550,000/(3)/             -0-
Secretary, Treasurer and              1995           15,000              -0-               -0-               40,000/(4)/
Chief Financial Officer

Terry W. Neild, Director              1996           40,000              -0-           700,000/(2)/             -0-
and Executive Vice                    1995              -0-              -0-           500,000/(2)/             -0-
President

________________
/(1)/ Received as compensation as an officer of CTL.
/(2)/ An option to purchase 500,000 shares of Common Stock was originally granted to Messrs. Sales and Neild on July 7, 1995 at an exercise price of $.625 per share.  On November 9, 1995 these options were repriced at an exercise price of $.50 per share.  Concurrently, an option to purchase an additional 200,000 shares of Common Stock was granted by the Company to
Messrs. Sales and Neild at the same exercise price.  Messrs. Sales and Neild each subsequently transferred options to purchase 50,000, of the 200,000 shares originally granted, on November 11, 1996 to Alan M. Smith as a gift.
/(3)/ Mr. Smith received additional options to purchase 150,000 shares of Common Stock from Messrs. Sales, Neild and the
Company's general counsel.  These options have not been included in the above table as the options were not granted by the
Company.
/(4)/ Received as compensation as a consultant to Energy Corporation and CTL.

       The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

                              OPTION GRANTS TABLE

          The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 1996.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                              POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF STOCK PRICE
                                INDIVIDUAL GRANTS                                                APPRECIATION FOR OPTION TERM/(1)/
---------------------------------------------------------------------------------------       -------------------------------------

                                    PERCENT
                                   OF TOTAL
                     NUMBER OF      OPTIONS
                    SECURITIES    GRANTED TO
                    UNDERLYING     EMPLOYEES                  FAIR MARKET
                      OPTIONS      IN FISCAL    EXERCISE       VALUE ON      EXPIRATION
      NAME          GRANTED(#)    YEAR/(3)/    PRICE($/SH)  GRANT DATE/(2)/     DATE      0% ($)      5% ($)      10% ($)
-----------------  ------------   ----------   ----------   ---------------  ----------  -------     -------    --------

Gordon J. Sales    200,000/(4)/          4.1%         .50              .625   11/9/2005   $25,000    $103,760   $223,760
                   500,000/(4)/         10.3%         .50              .625    7/7/2005    62,500     259,400    559,400

Alan M. Smith       50,000               4.1%         .50              .625   11/9/2005     6,250      25,940     55,940
                   300,000               6.2%         .50             4.860   6/12/2006   654,000   1,113,270  1,813,110
                   200,000               4.1%        4.00             4.750    9/3/2006   150,000     748,500  1,660,500

Terry W. Neild     200,000/(4)/          4.1%         .50              .625   11/9/2005    25,000     103,760    223,760
                   500,000/(4)/         10.3%         .50              .625    7/7/2005    62,500     259,400    559,400

_________________
/(1)/ Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth which may or may not occur.

/(2)/ Computed based on the average closing bid and asked prices on the date the options were granted.

/(3)/ All options granted were immediately exercisable on the date of grant.

/(4)/ An option to purchase 500,000 shares of Common Stock was originally granted to Messrs. Sales and Neild on July 7, 1995 at an exercise price of $.625 per share. On November 9, 1995 these options were repriced at an exercise price of $.50 per share. Concurrently, an option to purchase an additional 200,000 shares of Common Stock was granted by the Company to Messrs. Sales and Neild at the same exercise price.

/(5)/ The Company granted options to other officers, directors, consultants and employees, including employees of the Company's subsidiaries, to purchase an aggregate of 4,841,180 shares of Common Stock during fiscal 1996.

          AGGREGATED OPTION EXERCISE AND FISCAL YEAR-END OPTION TABLE

   The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 1996 by the Company's executive officers and the 1996 fiscal year-end value of unexercised options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                       AND FISCAL YEAR-END OPTION VALUES

                                                                           VALUE OF
                                                          NUMBER OF      UNEXERCISED
                                                        UNEXERCISED     IN-THE-MONEY
                                                          OPTIONS         OPTIONS
                                                       AT FY-END/(1)/   AT FY-END($)/(1)/
                                                      -------------     -------------
                         SHARES
                      ACQUIRED ON         VALUE         EXERCISABLE/    EXERCISABLE/
      NAME            EXERCISE(#)       REALIZED($)    UNEXERCISABLE   UNEXERCISABLE
-----------------  ------------------  -------------  ---------------  -------------

Gordon J. Sales                  -0-        -0-         650,000/0/(2)/   $2,315,625/0
Alan M. Smith                200,000   $687,500/(3)/    150,000/0           534,375/0
                                                        200,000/0            12,500/0
Terry W. Neild                   -0-        -0-         650,000/0/(2)/    2,315,625/0

______________
/(1)/ The average of the closing bid and asked price of the Common Stock on December 20, 1996 ($4.0625) was used to calculate the option value.
/(2)/ The holders transferred 50,000 out of an original 200,000 stock options issued to them on November 9, 1995 to Alan M. Smith at no cost.
/(3)/ The market value of the Common Stock on the date of exercise, June 27, 1996, minus the exercise price of $.50 per share. The average of the closing bid and asked price of the Common Stock on June 27, 1996 was $3.9375.

DIRECTOR COMPENSATION

     An option to purchase 100,000 shares of Common Stock was originally granted to Mark S. Pierce on July 7, 1995 at an exercise price of $.625 per share. On November 7, 1995 these options were repriced at an exercise price of $.50 per share. Concurrently, an option to purchase an additional 100,000 shares of Common Stock was granted by the Company to Mr. Pierce at the same exercise price. Mr. Pierce resigned as an officer of the Company effective July 7, 1995 and as a director of the Company on June 12, 1996.

     In the future, the Company's Board of Directors intends to pay its non-employee directors $1,500 for their attendance at each regular or special meeting of the Board of Directors and award each non-employee director options to purchase 100,000 shares of Common Stock, which options shall vest 25,000 shares per year for each full year served as a director of the Company.

EMPLOYMENT AGREEMENTS

     On September 1, 1996, the Company entered into certain employment agreements (the "Employment Agreements"), with Gordon J. Sales to serve as President and Chief Executive Officer of the Company, Alan M. Smith to serve as Chief Financial Officer of the Company, and Terry W. Neild to serve as Executive Vice President of the Company (collectively, the "Employees" and individually an "Employee"). The Employment Agreements are for a period of sixty months beginning September 1, 1996 and ending August 31, 2001. Any extension or renewal of the Employment Agreements must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under each Employment Agreement, each Employee will be paid an annual salary of $120,000 ("Annual Salary") for the first year which amount will be increased to $180,000, $240,000, $270,000 and $300,000 on September 1, 1997, 1998, 1999 and 2000, respectively. Each Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

     The Company or an Employee may terminate the applicable Employment Agreement at any time with or without cause. In the event the Company terminates an Employment Agreement for cause or an Employee terminates his Employee Agreement without cause, all of such Employee's rights to compensation would cease upon the date of his termination. If the Company terminates an Employment Agreement without cause or the Employee terminates his Employment Agreement for cause (which is limited to the Company's failure to pay the Employee his monthly compensation) the Company will pay to the Employee, within 15 days of the effective date of such termination, all compensation and other benefits that would have accrued and/or been payable to the Employee during the full term of the Employment Agreement.

     In the event of a change in control of the Company, each Employee is be entitled to receive a lump sum payment equal to $400,000, if the change of control occurs prior to August 31, 1999, and $430,000 if the change of control occurs thereafter. A change of control shall be deemed to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and principal shareholders) acquires sufficient control to elect more than a majority of the Board of Directors. The Employment Agreements also include a non-compete and non-disclosure provisions in which each Employee agrees not to compete with or disclose confidential information regarding the Company and its business, during the term of the Employment Agreement and for a period of one year thereafter.

     Additional Employment Agreements. The Company has entered into an employment agreement with the Company's general counsel under terms substantially similar to those discussed above. The Company, through its wholly owned subsidiaries, has also entered into employment agreements with the following individuals, among others, Steven Clark, Lawrence DiFrancesco, Patricia Grihalva, Jerry W. Tooley and David Putnam.

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS

     The Company has one stock option plan entitled the Intercell Corporation 1995 Compensatory Stock Option Plan (the "1995 Plan") under which options to purchase 4,841,180 shares of Common Stock were granted to directors, officers, employees and consultants of the Company and its subsidiaries in the 1996 fiscal year.

     EMPLOYEE STOCK OWNERSHIP PLAN

     In 1988, CTL established an Employee Stock Ownership Plan (the "ESOP") and a related trust for substantially all of its employees. To participate in the ESOP, employees of CTL must have worked at least 1,000 hours during the year and must be employed at the end of the ESOP year. Participants do not vest until their third year of employment and then vest 20% per year through year seven. Employer contributions are voluntary and are generally based on a percentage of eligible payroll, limited to 15%. The contributions for 1995 and 1994 were approximately $158,000 and $247,000, respectively, and were recognized as compensation expense. The Company discontinued the ESOP in 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a compensation committee, all decisions on the compensation of executive officers and directors of the Company are made by the full Board of Directors. In the preceding fiscal year the following members of the Board of Directors participated in discussions involving the compensation of executive officers of the Company: Messrs. Sales, Neild, Smith and Pierce.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

     Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that Alan M. Smith failed to timely file a report on Form 4 reporting the grant of an option to purchase 50,000 shares of Common Stock on November 9, 1995 until June 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of December 20, 1996, by (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (iii) all directors and executive officers of the Company as a group.

Name and Address of                                            Percentage of
Beneficial Owner                            Number of Shares     Class/(6)/
-------------------                         ----------------     -----

Energy Corporation
999 West Hastings St., Suite 1750
Vancouver, B.C., V6C 2W2                       5,412,191/(1)/       31.17%

Gordon J. Sales, Chief Executive Officer
999 West Hastings St., Suite 1750
Vancouver, B.C., V6C 2W2                       1,383,334/(1)(2)/     7.97

Terry W. Neild, Executive Vice President
7201 E. Camelback Rd., Suite 250
Scottsdale, AZ 85251                           1,383,334/(2)/        7.97

Alan M. Smith, Chief Financial Officer
999 West Hastings St., Suite 1750
Vancouver, B.C., V6C 2W2                         850,000/(3)/        4.89

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                          1,351,340/(4)/        7.78

Theodore A. Waibel, Director
890 S. Coors Drive
Lakewood, CO 80228                                   -0-/(5)/

Charles E. Bauer, Director
31321 Island Drive
Evergreen, CO 80439                                  -0-/(5)/

All officers and directors as a group
(5 persons)                                    3,616,668            21.69

_______________
/(1)/ Mr. Sales is President and a Director of Energy but does not beneficially own any shares of common stock of Energy. Accordingly, the Company does not believe Mr. Sales is the beneficial owner of the shares of Common Stock held by Energy. Mr. Sales disclaims beneficial ownership thereof and, consequently, its ownership is not attributed to or included in his ownership. Energy currently acts as a holding company, whose only assets is the Common Stock which is being held for distribution to Energy's shareholders.

/(2)/ Includes 650,000 shares of Common Stock subject to presently exercisable stock options held by Messrs. Sales and Neild. The options are exercisable at $0.50 per share and expire July 7, 2005 with respect to 500,000 shares and November 9, 2005 with respect to 150,000 shares. The holders transferred 50,000 out of an original 200,000 stock options issued to them on November 9, 1995 to Alan M. Smith at no cost.

/(3)/ Includes 500,000 shares of Common Stock subject to presently exercisable stock options held by Mr. Smith. The options are exercisable at $0.50 per share and which expire on June 12, 2006 with respect to 150,000 shares; $0.50 per share and which expire on November 9, 2005 with respect to 150,000 shares (transferred to him, at no cost by certain other shareholders) and at $4.00 per share and which expire on October 21, 2006 with respect to 200,000 shares.

/(4)/ Includes 850,000 shares of Common Stock subject to presently exercisable stock options held by such individual. The options are exercisable at $0.50 per share and which expire on July 7, 2005 with respect to 500,000 shares and on November 9, 2005 with respect to 150,000 shares; and at $4.00 per share and which expire on October 21, 2006 with respect to 200,000 shares.

/(5)/ The ownership indicated does not include options granted effective November 22, 1996 to acquire up to one hundred thousand (100,000) shares of the Common Stock at $4.00 per share. The options vest at the rate of twenty-five thousand (25,000) shares per year for each year served as a director. As the options are not presently exercisable, the option holder is not considered to be the beneficial owner of the shares of Common Stock underlying the Options. The Options have a term expiring on November 22, 2006.

/(6)/ Based upon 17,364,750 shares issued and outstanding on December 20, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GRANT OF STOCK OPTIONS

     On September 3, 1996, the Company granted options to purchase 400,000 shares of Common Stock, with an exercise price of $4.00 per share, to 521,508 B.C. Ltd. ("B.C. Ltd.") in return for which B.C. Ltd. agreed to promote the sale of the Company's products and services in Canada. B.C. Ltd. is 521508 B.C. Ltd., which has its own management, is beneficially owned by the adult children of Mr. Gordon J. Sales and by the father-in-law of Mr. Terry W. Neild. Both Mr. Sales and Mr. Neild disclaim any direct or indirect beneficial ownership of or interest in 521508 B.C. Ltd.

PLAN OF DISTRIBUTION

     On July 8, 1996, Energy, which does not currently conduct any operations and whose only assets consist of the Company's Common Stock and the Company entered into a certain Plan of Liquidating Dissolution (the "Plan"). The Plan was approved by a majority of the shareholders of Energy on October 21, 1996 in accordance with the provisions of the Delaware General Corporation Law. Under the Plan, the Company has agreed to register the shares of Common Stock issued to Energy over a period of three years. The 5,412,191 shares of Common Stock owned by Energy will be distributed to the beneficial owners of the shares of common stock of Energy as of July 8, 1996, pro-rata as follows: 902,032 on each of January 31 and April 30, 1997, January 30 and April 30, 1998 and January 31 and April 30, 1999.

     The Blonde Bear Trust, the beneficiary of which is the spouse of Alan M. Smith, the Company's Director, Secretary, Treasurer and Chief Financial Officer, and Messrs. James D. Martin, Anthony P. Wynn and David E. Blank, significant employees of the Company, own shares of Energy and will receive approximately 32,500, 20,000, 20,000 and 20,000 shares of Common Stock, respectively, in the distribution.

NOTES PAYABLE

     As of September 30, 1996, the Company had an outstanding promissory note due to Jerry W. Tooley, the Chief Financial Officer of Cellular Magnetics in the amount of $80,000 with an interest rate of 8%, due annually. The promissory note was issued as part of the consideration paid for the purchase of M.C. Davis consummated on September 30, 1996. This note was repaid in October 1996.

     The Company has noninterest bearing notes payable totaling $800,000 due to the former owners of M.C. Davis in consideration for the purchase of M.C. Davis consummated on September 30, 1996. These notes were repaid in October 1996. See also Note 11 to the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report.

          1. FINANCIAL STATEMENTS. See Index to Financial Statements on page F-2 of this Report.

          2. FINANCIAL STATEMENT SCHEDULES. See Index to Financial Statements on page F-2 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          3. EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1* Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2/(3)/ Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect Corporation and the Company.

2.3/(4)/ Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular Magnetics, Inc. and the Company.

3.1* Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2*      Bylaws of the Company.

4.1*      Form of Common Stock Certificate.

4.2 Certificate of Designation for Series B Preferred Stock is included in the Company's Articles of Incorporation filed as Exhibit 3.1 and incorporated herein by reference.

4.3/(1)/  Specimen of Warrant attached to Series B Preferred Stock.

EXHIBIT NO.  DESCRIPTION
-----------  -----------

4.4 Certificate of Designation for Series C Preferred Stock is included in the Company's Articles of Incorporation filed as Exhibit 3.1 and is incorporated herein by reference.

4.5*      Form of Warrant attached to Series C Preferred Stock.

4.6*      Specimen of Registration Rights Agreement for Series B Preferred
          Stock.

4.7*      Specimen of Registration Rights Agreement for Series C Preferred
          Stock.

4.8*      Plan of Liquidating Dissolution of Energy Corporation dated July 8,
          1996.

10.1/(2)/ 1995 Compensatory Stock Option Plan.

10.2* Assignment Agreement dated September 3, 1996, assigning certain Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle Interconnect, Inc. as assignor.

10.3* Assignment Agreement dated June 5, 1996, assigning the Patent Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

10.4* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996, between Gordon J. Sales and the Company.

10.5* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996, between Alan M. Smith and the Company.

10.6* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996 between Terry W. Neild and the Company.

10.7* Employment and Non-Disclosure Non-Competition Agreement, dated October 22, 1996 between Steven D. Clark and PI Corp.

10.8* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996 between Lawrence DiFrancesco and PI Corp.

10.9* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996 between Patricia H. Grihalva and PI Corp.

EXHIBIT NO.  DESCRIPTION
-----------  -----------

10.10* Employment and Non-Disclosure Non-Competition Agreement, dated October 8, 1996 between Jerry W. Tooley and Cellular Magnetics.

10.11* Employment and Non-Disclosure Non-Competition Agreement, dated October 8, 1996 between David Putnam and Cellular Magnetics.

11*       Statement regarding Computation of Per Share Earnings.

21*       Subsidiaries of the Company.

23.1*     Consent of KPMG Peat Marwick LLP

23.2*     Consent of Mark Shelley, CPA

27*       Financial Data Schedule.
_________________
* Filed herewith.
/(1)/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
/(2)/ Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604, effective January 24, 1996.
/(3)/ Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
/(4)/ Incorporated by reference to the Company Current Report on Form 8-K dated October 14, 1996.

     (b)  Reports on Form 8-K:

     1. Form 8-K dated July 10, 1996 regarding the sale of the Company's Series B Preferred Stock pursuant to Regulation S.

     2. Form 8-K dated September 3, 1996 regarding the acquisition of Particle Interconnect, Inc.

     3. Form 8-K dated October 14, 1996 regarding the acquisition of AC Magnetics, Inc. which was effective September 30, 1996.

     4. Form 8-K/A filed December 13, 1996 containing pro forma financial information on the acquisition of AC Magnetics, Inc.

     5. Form 8-K dated December 16, 1996 regarding the sale of 525 shares of Series C Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERCELL CORPORATION, (a Colorado
                              corporation)


Date: January 9, 1997         By /s/ Gordon J. Sales
                                 ----------------------------------------------
                                     Gordon J. Sales, Director, Chief Executive
                                     Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date: January 9, 1997         By /s/ Gordon J. Sales
                                 ----------------------------------------------
                                     Gordon J. Sales, Director, Chief Executive
                                     Officer and President



Date: January 9, 1997         By /s/ Alan M. Smith
                                 ----------------------------------------------
                                     Alan M. Smith, Director, Chief Financial
                                     and Accounting Officer and Secretary


Date: January 9, 1997         By /s/ Terry W. Neild
                                 ----------------------------------------------
                                     Terry W. Neild, Director and Executive
                                     Vice President

                    INTERCELL CORPORATION AND SUBSIDIARIES

                       Consolidated Financial Statements

               September 30, 1996 and 1995 and October 31, 1994

                 (With Independent Auditors' Reports Thereon)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INTERCELL CORPORATION

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                            Page

Independent Auditors' Reports.........................................................  F-3, F-4

Consolidated Balance Sheets - September 30, 1996 and September 30, 1995...................   F-5

Consolidated Statements of Operations - Year ended September 30, 1996, Eleven-month
 period ended September 30, 1995 and the Year ended October 31, 1994......................   F-6

Consolidated Statements of Stockholders' Equity (Deficit) - Year ended September 30,
 1996, Eleven-month period ended September 30, 1995 and the Year ended
 October 31, 1994.........................................................................   F-7

Consolidated Statements of Cash Flows - Year ended September 30, 1996, Eleven-month
 period ended September 30, 1995 and the Year ended October 31, 1994......................   F-8

Notes to Consolidated Financial Statements................................................   F-9

Schedule II - Valuation and Qualifying Accounts...........................................  F-24

     The remaining schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information required is included in the financial statements or footnotes.

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Intercell Corporation:


We have audited the accompanying consolidated balance sheets of Intercell Corporation and subsidiaries (the Company), formerly Modern Industries, Inc. and subsidiaries, as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1996, and for the eleven-month period ended September 30, 1995.
In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in
Item 14(a)2 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended September 30, 1996, and for the eleven-month period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP


San Jose, California
December 6, 1996

                               MARK SHELLEY, CPA
                             110 S. Mesa Drive #31
                              Mesa, Arizona 85210
                                (602) 833-4054

                         INDEPENDENT AUDITOR'S REPORT

The Shareholders and Board of Directors
Intercell Corporation:

     I have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended October 31, 1994 of Intercell Corporation and subsidiary, formerly Modern Industries, Inc. and subsidiaries, (the Company). These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

     I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended October 31, 1994 of Intercell Corporation and subsidiary in conformity with generally accepted accounting principles.

     This updated report above and corresponding financial statements do not include the balance sheet of the Company as of October 31, 1994. This balance sheet is not required to be included in the current 1996 filings. This balance sheet was included in previous filings of the Company. At those times an unqualified opinion was given for the October 31, 1994 balance sheet.

                                 /s/  Mark Shelley CPA


March 14, 1995
Updated December 31, 1996

                    INTERCELL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                       September 30,
                                                                ---------------------------
Assets                                                               1996          1995
                                                                     ----          ----
Current assets:
  Cash and cash equivalents                                       $ 4,224,000       57,000
  Short-term investments                                            3,063,000            -
  Accounts receivable, less allowance for returns
   and doubtful accounts of $255,000 and $81,000
   in 1996 and 1995, respectively                                     746,000      637,000
  Inventories                                                       1,066,000      773,000
  Prepaid expenses and other current assets                           102,000       79,000
  Investment land held for sale                                     1,424,000            -
  Equipment held for sale                                                   -      250,000
                                                                  -----------   ----------

       Total current assets                                        10,625,000    1,796,000

Property, plant, and equipment, net                                 1,418,000      885,000
Goodwill and other intangible assets, net                           1,583,000      388,000
Other assets                                                          200,000            -
                                                                  -----------   ----------
                                                                  $13,826,000    3,069,000
                                                                  ===========   ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Loan payable to bank                                            $         -      190,000
  Note payable                                                        266,000       71,000
  Notes payable to related parties                                    932,000      495,000
  Current portion of long-term debt                                   120,000        2,000
  Accounts payable and accrued liabilities                            742,000      829,000
  Accounts payable to related parties                                       -      212,000
                                                                  -----------   ----------

       Total current liabilities                                    2,060,000    1,799,000

Long-term debt, less current portion                                   86,000       48,000

Commitments

Stockholders' equity:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series A; 210,000 shares issued and outstanding
    as of September 30, 1995                                                -      250,000
  Series B; 787 shares issued and outstanding
    as of September 30, 1996 (liquidation preference
    of $10,225 per share)                                           5,533,000            -
Warrants to acquire common stock                                    1,870,000            -
Common stock; no par value; 100,000,000 shares authorized;
  15,734,229 and 10,409,244 shares outstanding, respectively       12,187,000    3,109,000
Deferred compensation                                                (331,000)           -
Accumulated deficit                                                (7,579,000)  (2,137,000)
                                                                  -----------   ----------

       Total stockholders' equity                                  11,680,000    1,222,000
                                                                  -----------   ----------

                                                                  $13,826,000    3,069,000
                                                                  ===========   ==========

See accompanying notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                         Eleven-month
                                          Year ended     period ended    Year ended
                                        September 30,   September 30,   October 31,
                                             1996            1995           1994
                                        --------------  --------------  ------------

Net sales                                 $ 3,405,000       3,768,000     2,066,000
Cost of goods sold                          2,830,000       2,884,000     1,208,000
                                          -----------      ----------     ---------

  Gross profit                                575,000         884,000       858,000

Selling, general, and
  administrative expenses                   5,683,000       1,317,000     1,182,000
Research and development                       88,000               -             -
                                          -----------      ----------     ---------

    Operating loss                         (5,196,000)       (433,000)     (324,000)

Other income (expense):
  Interest income                              36,000               -             -
  Interest expense                            (90,000)        (88,000)       (3,000)
  Loss on investments                               -        (795,000)            -
  Other                                       (33,000)         (3,000)      (16,000)
                                          -----------      ----------     ---------

                                              (87,000)       (886,000)      (19,000)
                                          -----------      ----------     ---------
     Loss before income taxes              (5,283,000)     (1,319,000)     (343,000)

Income taxes                                        -           2,000        19,000
                                          -----------      ----------     ---------

     Net loss                             $(5,283,000)     (1,321,000)     (362,000)
                                          ===========      ==========     =========

Net loss per common share                       $(.45)           (.18)         (.08)
                                          ===========      ==========     =========

Weighted average number of shares of
  common stock outstanding                 11,779,787       7,391,275     4,828,007
                                          ===========      ==========     =========

See accompanying notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

           Year ended September 30, 1996, eleven-month period ended
              September 30, 1995, and year ended October 31, 1994

                                                          Warrants
                                      Convertible            to
                                     preferred stock       acquire        Common stock       Additional
                                 -----------------------   common       -----------------     paid-in         Deferred
                                  Shares       Amount       Stock      Shares      Amount      capital      Compensation
                                 -------       ------       -----      ------      ------    ----------     ------------
Balances as of October 31,
 1993                                  -   $         -           -   2,352,081  $     7,000     242,000                -
Conversion of debt to
 equity                                -             -           -     676,777        2,000     473,000                -
Shares issued in exchange
 for prepaid promotion                 -             -           -      35,637            -      50,000                -
Shares issued in exchange
 for consulting services               -             -           -      14,255            -      20,000                -
Acquisition of California
 Tube Laboratory, Inc.                 -             -           -     762,031        2,000   1,067,000                -
Employment contract buy out            -             -           -     222,572        1,000     311,000                -
Shares issued in exchange
 for microwave technology              -             -           -     178,188          500     250,000                -
Shares issued in exchange
 for services                          -             -           -     178,188          500      69,000                -
Purchase of treasury stock             -             -           -           -            -    (206,000)               -
Net loss                               -             -           -           -            -           -                -
                                --------   -----------   ---------  ----------  -----------  ----------     ------------

Balances as of October 31,
 1994                                  -             -           -   4,419,729       13,000   2,276,000                -

Shares issued in lieu of
 interest payment to
 related party                         -             -           -      17,819            -      13,000                -
Shares issued in exchange
 for investment in
 American Microcell                    -             -           -     712,751        2,000     498,000                -
Shares issued in private
 placement                             -             -           -      85,530            -      60,000                -
Contribution to ESOP                   -             -           -     176,362        1,000     246,000                -
Conversion of additional
 paid-in capital to common
 stock                                 -             -           -           -    3,093,000  (3,093,000)               -
Acquisition of Intercell         210,000       250,000           -   4,997,053            -           -                -
Net loss                               -             -           -           -            -           -                -
                                --------   -----------   ---------  ----------  -----------  ----------     ------------

Balances as of September
 30, 1995                        210,000       250,000           -  10,409,244    3,109,000           -                -

Repurchase of shares of
 Series A preferred stock       (210,000)     (250,000)          -           -            -           -                -
Shares of Series B
 preferred stock and
 warrants
  issued in private
   placement,
  net of issuance costs of
   $1,100,000                      1,000     7,030,000   1,870,000           -            -           -                -
Shares issued in exchange
 for land                              -             -           -     400,000    1,000,000           -                -
Contribution to ESOP                   -             -           -     126,761      158,000           -                -
Shares issued to effect
 business combination with
  Particle Interconnect,
   Inc. treated as an
   immaterial pooling                  -             -           -   1,400,000        8,000           -                -
Deferred compensation
 related to stock option
 grants                                -             -           -           -    4,017,000           -       (4,017,000)
Amortization of deferred
 compensation                          -             -           -           -            -           -        3,686,000
Exercise of stock options              -             -           -   2,295,180    1,342,000           -                -
Conversion of Series B
 preferred stock to common
 stock                              (213)   (1,497,000)          -     588,880    1,497,000           -                -
Shares issued in exchange
 for services                          -             -           -     236,386       56,000           -                -
Shares to be issued for
 acquisition of M.C. Davis             -             -           -     277,778    1,000,000           -                -
Net loss                               -             -           -           -            -           -                -
                                --------   -----------   ---------  ----------  -----------  ----------     -------------
Balances as of September
 30, 1996                            787   $ 5,533,000   1,870,000  15,734,229  $12,187,000           -          (331,000)
                                ========   ===========   =========  ==========  ===========  ==========     =============







                                                                     Total
                                                                  stockholders'
                                               Accumulated           equity
                                                 deficit            (deficit)
                                               -----------      -------------

Balances as of October 31, 1993                   (454,000)          (205,000)
Conversion of debt to equity                             -            475,000
Shares issued in exchange for
  prepaid promotion                                      -             50,000
Shares issued in exchange for
  consulting services                                    -             20,000
Acquisition of California Tube
  Laboratory, Inc.                                       -          1,069,000
Employement contract by out                              -            312,000
Shares issued in exchange for
  microcave technology                                   -            250,500
Shares issued in exchange for services                   -             69,500
Purchase of treasury stock                               -           (206,000)
Net loss                                           (362,000)         (362,000)
                                               ------------     -------------
Balances as of October 31, 1994                    (816,000)        1,473,000

Shares issued in lieu of interest
  payment to related party                                -            13,000
Shares issued in exchange for
  investment in American Microcell                        -           500,000
Shares issued in private placement                        -            60,000
Contribution to ESOP                                      -           247,000
Conversion of additional paid-in
  capital to common stock                                 -                 -
Acquisition of Intercell                                  -           250,000
Net loss                                         (1,321,000)       (1,321,000)
                                               ------------     -------------
Balances as of September 30, 1995                (2,137,000)        1,222,000

Repurchase of shares of Series A
  preferred stock                                         -          (250,000)
Shares of Series B preferred stock
  and warrants issued in private placement,
  net of issuance costs of $1,100,000                     -         8,900,000
Shares issued in exchange for land                        -         1,000,000
Contribution to ESOP                                      -           158,000
Shares issued to effect business
  combination with Particle Interconnect, Inc.
  treated as an immaterial pooling                 (159,000)         (151,000)
Deferred compensation related to stock
  option grants                                           -                 -
Amortization of deferred compensation                     -         3,686,000
Exercise of stock options                                 -         1,342,000
Conversion of Series B preferred stock
  to common stock                                         -                 -
Shares issued in exchange for services                    -            56,000
Shares to be issued for acquisition
  of M.C. Davis                                           -         1,000,000
Net loss                                         (5,283,000)       (5,283,000)
                                            ---------------     -------------
Balances as of September 30, 1996                (7,579,000)       11,680,000

See accompanying notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                               Eleven-month
                                                                Year ended     period ended    Year ended
                                                               September 30,   September 30,   October 31,
                                                                  1996            1995           1994
                                                              --------------  --------------  ------------

Cash flows from operating activities:
  Net loss                                                     $(5,283,000)     (1,321,000)     (362,000)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                   59,000          97,000       136,000
    Loss on investments                                                            795,000       102,000
    Loss on sale of property                                        36,000               -             -
    Common stock issued for interest, services                      56,000          13,000             -
    Accrual of ESOP contributions                                        -         158,000       247,000
    Amortization of deferred compensation                        3,686,000               -             -
    Changes in operating assets and liabilities:
      Accounts receivable                                           47,000        (167,000)      119,000
      Inventories                                                  (28,000)       (275,000)     (208,000)
      Prepaid expenses and other current assets                     21,000          32,000             -
      Accounts payable and accrued liabilities                     (79,000)        344,000       326,000
      Accounts payable to re1ated parties                         (212,000)        123,000             -
                                                                ----------       ---------     ---------
        Net cash (used in) provided by operating
          activities                                            (1,697,000)       (201,000)      360,000
                                                                ----------       ---------     ---------

Cash flows from investing activities:
  Acquisition of property, plant, and equipment                   (273,000)        (31,000)      (19,000)
  Acquisition of land                                              (57,000)              -             -
  Other assets                                                    (142,000)          9,000        (8,000)
  Cash acquired in connection with acquisitions                    167,000               -       262,000
  Purchase of short-term investments                            (3,063,000)              -             -
  Proceeds from sale of property                                   174,000               -             -
                                                               -----------      ----------      --------
    Net cash (used in) provided by investing activities         (3,194,000)        (22,000)      235,000
                                                               -----------      ----------      --------

Cash flows from financing activities:
  Proceeds from (payments on) loan payable to bank                (190,000)        190,000             -
  Payments on notes payable to related parties                    (495,000)       (460,000)            -
  Proceeds from notes payable                                            -         110,000             -
  Payments on note payable     (4,017,000)                         (71,000)        (40,000)            -
  Proceeds from issuance of Series B preferred
    stock and warrants                                           8,900,000               -             -
  Stockholders' repayment                                                -               -      (175,000)
  Proceeds from sale of common stock                             1,342,000          60,000             -
  Repayments of long-term debt                                    (428,000)              -             -
                                                               -----------      ----------      --------

    Net cash provided by (used in) financing activities          9,058,000        (140,000)     (175,000)
                                                               -----------      ----------      --------

Net increase (decrease) in cash and cash equivalents             4,167,000        (363,000)      420,000
                                                               -----------      ----------      --------
Cash and cash equivalents beginning of year/period                  57,000         420,000             -
                                                               -----------      ----------      --------

Cash and cash equivalents end of year/period                   $ 4,224,000          57,000       420,000
                                                               ===========      ==========      ========

See accompanying notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                September 30, 1996 and 1995 and October 31, 1994


(1)  DESCRIPTION OF BUSINESS

     General

     Intercell Corporation (the Company or Intercell), is a Colorado corporation that invests in companies in the technology industries.

     Acquisition of Modern Industries, Inc.

     In July 1995, Intercell entered into an Agreement and Plan of Reorganization with Modern Industries, Inc. (Modern) a Delaware Corporation. The Company issued 5,412,191 shares of common stock to Modern in exchange for all of the assets and liabilities of Modern and its wholly owned subsidiary, California Tube Laboratory, Inc. (CTL).

     The 5,412,191 shares issued to Modern represented approximately 52% of the Company's outstanding common stock upon completion of the transaction. As such, the transaction was treated for financial reporting purposes as a purchase of Intercell by Modern. The assets of Intercell have been recorded at their estimated fair value at the date of acquisition and Intercell's results of operations have been included in the consolidated statements of operations subsequent to the date of the acquisition. Modern's historical share amounts have been adjusted on a retroactive basis in a manner similar to a reverse stock split.

     Acquisition of California Tube Laboratory, Inc.

     In May 1994, Modern acquired all of the issued and outstanding shares of CTL for 762,031 shares of its common stock (valued at $1,069,000) and notes payable to two major stockholders of CTL for $956,000. Modern also bought out an employment contract with a former owner of CTL for 222,572 shares of Modern common stock (valued at $311,000).

     CTL is an electronic parts manufacturer located in Northern California. CTL manufactures, rebuilds, and repairs magnetrons, klystrons, high power triodes and tetrodes, electron guns, and linear accelerators for customers located primarily in the United States.

     Acquisition of Particle Interconnect, Inc.

     In September 1996, Intercell formed a wholly owned subsidiary, Particle Interconnect Corp. (PI Corp.), a Colorado corporation, which merged with Particle Interconnect, Inc. (Particle), a California corporation. Particle is engaged in the development and manufacturing of particle-coated substrates for integrated circuits and is located in Colorado Springs, Colorado. The Company exchanged 1,400,000 shares of Intercell common stock for all of the outstanding stock



                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     of Particle. The transaction was accounted for by the pooling-of-interest method of accounting. The results of operations of Particle are not material to the Company's consolidated financial position, results of operations, and cash flows. Accordingly, the consolidated financial statements for periods prior to the date of acquisition have not been restated, except for loss per common share information. The weighted average number of shares of common stock outstanding and loss per common share has been restated for all periods presented to reflect the 1,400,000 shares of common stock issued in the transaction.

     Acquisition of A.C. Magnetics, Inc.

     On September 30, 1996, Intercell formed a wholly owned subsidiary, Cellular Magnetics Inc., an Arizona corporation, which acquired all the assets and liabilities of A.C. Magnetics, Inc. dba M.C. Davis, Co. Inc. (M.C. Davis) in exchange for 277,778 shares of Intercell common stock (valued at $1,000,000) and $800,000 in cash. M.C. Davis is a manufacturer and distributor of electrical devices and equipment with manufacturing facilities near Phoenix, Arizona, and in the province of Sonora, Mexico. The transaction was accounted for by the purchase method of accounting.
     The results of operations for M.C. Davis have not been included in the Company's consolidated results of operations as the transaction occurred on the last day of Intercell's fiscal year. The total purchase price of $1,800,000 has been allocated to the net assets acquired based on their relative fair values as follows:

          Current assets                    $  544,000
          Property, plant, and equipment       383,000
          Goodwill and other intangibles     1,223,000
          Current liabilities                 (293,000)
          Other liabilities assumed            (57,000)
                                            ----------

               Total purchase price         $1,800,000
                                            ==========

     The following table presents unaudited pro forma results of operations as if the acquisition had occurred on November 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1995, or indicative of results which may occur in the future.

                                     1996       1995
                                  ----------  ---------

     Net sales                    $5,164,000  5,471,000
     Operating loss                5,323,000    531,000
     Net loss                      5,427,000  1,451,000
     Net loss per common share           .45        .20


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Change in Fiscal Year

     During the eleven-month period ended September 30, 1995, Intercell changed its fiscal year-end to September 30. Previously, Intercell had an October 31 year-end. The accompanying consolidated financial statements include the results of operations and cash flows of Intercell for the year ended September 30, 1996, the eleven-month period ended September 30, 1995, and the year ended October 31, 1994.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents and Short-Term Investments

     Cash equivalents are highly liquid investments with a maturity of less than three months at the date of purchase. Short-term investments consist of certificates of deposit and short-term debt securities with maturities greater than three months and less than one year. As of September 30, 1996, the Company's investments consisted of U.S. government treasury bills of $3,925,000 and certificates of deposit of $126,000. As of September 30, 1996, investment securities of $988,000 and $3,063,000 are classified as cash equivalents and short-term investment, respectively.

     Investments in debt securities are classified as "available for sale." Such investments are recorded at fair value, as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains and losses, if any, are reported as a component of stockholders' equity. Unrealized gains and losses were not significant for any period presented.

     Revenue Recognition

     Revenues are recognized when earned, generally upon product shipment. Provision is made for estimated customer returns and warranty costs at the time of sale.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Inventories

     Inventories generally are stated at the lower of cost (first in, first out) or market. Costs incurred in the manufacture of new tubes is recorded on a standard cost basis, which approximates the first-in, first-out method, with the costs of raw materials, labor, and overheads adjusted periodically when actual costs change. Each tube repair is unique and is costed out on a specific item basis with costs accumulated as incurred. Tubes rebuilt for the U.S. government follow governmental cost allocation guidelines.

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation expense is provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture, equipment, and vehicles and 31 years for buildings.

     Goodwill and Other Intangibles

     Goodwill and other intangibles, which include costs in excess of fair value of net assets of businesses acquired, proprietary technology, and trade names are being amortized over 3 to 15 years using the straight-line method. The Company periodically evaluates the carrying amount of its intangibles to determine whether any impairment of the assets has occurred based on estimated undiscounted future cash flows. This evaluation necessarily involves significant management judgment and actual results could differ from the estimates and forecasts used. There were no adjustments to the carrying value of intangible assets resulting from these evaluations in 1996, 1995, and 1994. Accumulated amortization amounted to $61,000 and $28,000 as of September 30, 1996 and 1995, respectively.

     Income Taxes

     Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Net Loss Per Common Share

     Net loss per common share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Common equivalent shares consist of stock options that are computed using the treasury stock method.

     Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting, for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997 and does not expect its provisions to have a material effect on the Company's consolidated results of operations.

     FASB also has issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

     The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

(3)    BALANCE SHEET COMPONENTS

       Inventories

       A summary of inventories follows:

                                                    September 30,
                                                  -----------------
                                                  1996         1995
                                                  ----         ----

       Raw materials                        $  422,000      296,000
       Work in process                         453,000      477,000
       Finished goods                          191,000            -
                                            ----------      -------
                                            $1,066,000      773,000
                                            ==========      =======


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       Property, Plant, and Equipment

       A summary of property, plant, and equipment follows:

                                                 September 30,
                                               -----------------
                                               1996         1995
                                               ----         ----

       Furniture and fixtures            $  339,000       76,000
       Equipment and machinery              845,000      690,000
       Land and buildings                   282,000      230,000
       Leasehold improvements                71,000            -
       Vehicles                              23,000            -
                                         ----------      -------
                                          1,560,000      996,000

       Less accumulated depreciation        142,000      111,000
                                         ----------      -------
                                         $1,418,000      885,000
                                         ==========      =======


       Accounts Payable and Accrued Liabilities

       A summary of accounts payable and accrued liabilities follows:

                                                 September 30,
                                               -----------------
                                               1996         1995
                                               ----         ----

       Accounts payable                  $  376,000      208,000
       Warranty reserves                    130,000      130,000
       Accrued employee compensation        191,000      153,000
       Accrued ESOP contribution                  -      158,000
       Other liabilities                     45,000      180,000
                                         ----------      -------
                                         $  742,000      829,000
                                         ==========      =======

  (4)  SUPPLEMENTAL CASH FLOW INFORMATION

       For the year ended September 30, 1996, and the eleven-month period ended September 30, 1995, cash paid by the Company for interest was $87,000 and $15,000, respectively. Cash paid by the Company for interest in 1994 was not significant.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     A summary of noncash investing and financing activities follows:

                                                                       Eleven-month
                                                         Year ended    period ended   Year ended
                                                        September 30,  September 30,  October 31,
                                                            1996           1995          1994
                                                        -------------  -------------  -----------

Shares issued in acquisition of Intercell                                  -$250,000            -
Shares issued in exchange for investment in
  American Microcell                                                -        500,000            -
Shares issued in exchange for microwave technology                  -        250,000            -
Contribution to ESOP                                          158,000        247,000            -
Shares issued in lieu of interest payment to
  related party                                                     -         13,000            -
Shares issued in acquisition of CTL                                 -              -    2,025,000
Conversion of debt to equity                                        -              -      475,000
Shares issued in exchange for prepaid promotion                     -              -      140,000
Employment contract buy out                                         -              -      311,000
Shares issued in exchange for microwave technology                  -              -      250,000
Shares issued in exchange for services                         56,000              -            -
Net assets acquired in business combinations                1,649,000              -            -
Shares issued in exchange for land                          1,000,000              -            -
Debt assumed in land acquisition                              367,000              -            -
Shares to be issued for acquisition of M.C. Davis           1,000,000              -            -
Debt incurred in acquisition of M.C. Davis                    800,000              -            -
Deferred compensation related to stock option grants        4,017,000              -            -
Repurchase of shares of Series A preferred stock              250,000              -            -
Conversion of Series B preferred stock to
  common stock                                              1,497,000              -            -

(5)  EQUIPMENT HELD FOR SALE

     On December 29, 1994, Intercell executed an Asset Purchase Agreement with Asia Skylink Corp. to acquire microwave transmission and associated support equipment in exchange for 210,000 shares of Series A redeemable convertible preferred stock. In August 1996, the shares were returned to the Company, and the equipment was returned to Asia Skylink, Corp. No gain or loss was recognized by the Company in connection with the reversal of this transaction.

(6)  BANK BORROWINGS

     Loan Payable to Bank

     In June 1995, the Company obtained a revolving loan for up to $500,000 based on a percentage of eligible assets. This loan expires on December 31, 1996, bears interest at the bank's base rate (8.25% as of September 30, 1996) plus 1/2% for administration fees and an additional 6%, and is secured by all assets of the Company.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    Long-Term Debt

    Long-term debt is summarized as follows:

                                                   September 30,
                                                 ----------------
                                               1996            1995
                                               ----            ----

Note payable to bank; interest at
  prime plus 2%; due  April 4, 1997;
  collateralized by various assets;
  repaid in October 1996                   $100,000               -

Note payable; noninterest bearing;
  due June 1998; collateralized
  by building                                47,000               -

Note payable to bank; interest at
  9.75%; due in 36 monthly payments
  of $481; collateralized by a vehicle;
  repaid in October 1996                     15,000               -

Note payable to bank; interest at
  9.75%; due May 2008; secured by
  real property; repaid in April 1996             -          50,000

Other                                        44,000               -
                                           --------          ------
                                            206,000          50,000
Less current portion                        120,000           2,000
                                           --------          ------
  Long-term debt, net                      $ 86,000          48,000
                                           ========          ======

     Future maturities of long-term debt as of September 30, 1996, are as follows:

               Year ending
               September 30,
               -------------

                   1997                    $120,000
                   1998                      86,000
                                           --------
                   Total                   $206,000
                                           ========


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(7)  STOCKHOLDERS' EQUITY

     Preferred Stock

     As of September 30, 1996 and 1995, the Company is authorized to issue 10,000,000 shares of preferred stock.

     In December 1994, the Company issued 210,000 shares of Series A redeemable convertible preferred stock (Series A preferred) in exchange for microwave transmission equipment. During 1996, the Series A preferred shares were surrendered to and canceled by the Company in exchange for the return of the microwave transmission equipment (see Note 5).

     In July 1996, the Company issued 1,000 shares of Series B redeemable convertible preferred stock (Series B preferred) and detachable warrants for proceeds of $8,900,000 (net of issuance costs of $1,100,000). Each share of Series B preferred stock is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series B preferred is automatic upon the expiration of three years from the original date of issuance. The Series B preferred contain a liquidation preference equal to the original issue price plus 10% of the original issue price per annum to the date of liquidation. Series B preferred shares are not entitled to voting rights.

     Each share of Series B preferred is accompanied by a detachable warrant to purchase a number of shares of common stock of the Company equal to 30% of the original aggregate purchase price of the shares of Series B preferred divided by a fixed conversion rate of $3.9375 per share, exercisable 105 days after original issuance. As of September 30, 1996, warrants to acquire 1,092,063 shares of common stock were outstanding. The warrants will expire if not exercised by July 1, 2001.

     Stock Options

     In July 1995, Intercell established a Compensatory Stock Option Plan (the
     Plan) and reserved 5,000,000 shares of common stock for issuance under the Plan. In June 1996, an additional 2,000,000 shares were reserved for issuance under the Plan. Incentive stock options can be granted under the Plan, at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. All stock options expire 10 years from the date of grant.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


A summary of stock option activity under the Plan follows:


                                                       Options outstanding
                                       Shares         ---------------------
                                       available                     Price
                                       for grant      Shares       per share
                                       -----------    ----------   ---------

Balances as of July 1995                 5,000,000             -   $

Options granted                         (1,600,000)    1,600,000          0.50
                                        ----------    ----------   -----------
Balances as of September 30, 1995        3,400,000     1,600,000          0.50

Additional shares authorized             2,000,000             -             -
Options granted                         (4,841,000)    4,841,000   0.50 - 4.00
Options canceled                           150,000      (150,000          0.50
Options exercised                                -    (2,295,000)  0.50 - 2.00
                                        ----------    ----------   -----------
Balances as of September 30, 1996          709,000     3,996,000   0.50 - 4.00
                                        ==========    ==========

     As of September 30, 1996, options to purchase approximately 3,366,000 shares of common stock were exercisable.

     The Company recorded deferred compensation of $4,017,000 for the difference between the exercise price and the fair value of the common stock related to stock options granted in 1996. Certain of the options vested immediately and, therefore, the related compensation expense of $3,686,000 was recorded at the grant date. The remaining deferred compensation will be amortized over the vesting period of the options, generally four years.

(8)  EMPLOYEE STOCK OWNERSHIP PLAN

     CTL has established an Employee Stock Ownership Plan (the Employee Plan) and a related trust for substantially all of its eligible employees. To participate in the Employee Plan, employees must have worked at least 1,000 hours during the year and must be employed at the end of the plan year. Participants do not vest until their third year of employment and then vest 20% per year through year seven. Employer contributions are voluntary and generally are based on a percentage of eligible payroll, limited to 15%.
     In 1995, the Company elected to contribute 126,761 shares of the Company's common stock valued at $158,000 to the Employee Plan. The Employee Plan was terminated in 1996, and, as such, the Company has not made any additional contributions.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(9)  PURCHASE OF AMERICAN MICROCELL

     During fiscal 1995, the Company acquired approximately 15% of the outstanding stock of American Microcell in exchange for 712,751 shares of common stock at a deemed value of approximately $0.70 per share. American Microcell was engaged in the research and development of improved technologies for cellular phones. However, American Microcell proved unsuccessful in its efforts to finance continuing development of technologies acquired, and the rights to these technologies reverted to the original developers. Accordingly, the Company's investment in American Microcell has been written off as a charge to income in the accompanying 1995 consolidated statement of operations.

(10) ADVANCES TO INTERPRETEL, INC.

     In anticipation of a merger, the Company advanced $100,000 to Interpretel, Inc. in January 1995. The proposed merger was not completed and Interpretel, Inc. repaid $45,000 of the advance and will issue 100,000 shares of Wavetech, Inc. common stock to the Company in fiscal 1997.

(11) RELATED PARTY TRANSACTIONS

     Notes Payable

     As of September 30, 1995, the Company had an outstanding promissory note due to a former owner of CTL in the amount of $495,000, bearing interest at 8%. The note was repaid during fiscal 1996.

     As of September 30, 1996, the Company had an outstanding promissory note due to a former owner and current president of M.C. Davis in the amount of $80,000, bearing interest at 8%, due December 15, 1996. The note was repaid in October 1996.

     As of September 30, 1996, the Company had an outstanding promissory note due to a former owner of Particle in the amount of $52,000, bearing interest at 8%, due on demand.

     The Company has noninterest bearing notes payable totaling $800,000 due to the former owners of M.C. Davis in consideration for the purchase of M.C. Davis consummated on September 30, 1996 (see Note 1). The notes were paid in full in October 1996.

     Purchase of Land

     During April 1996, the Company entered into an agreement with a related party whereby in exchange for 400,000 shares of the Company's common stock (valued at $1,000,000) and assumption of mortgages of $367,000, the Company acquired development land located in Arizona. In connection with the exchange, the Company incurred acquisition costs of $57,000.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The land, including acquisition costs, is recorded on the accompanying 1996 consolidated balance sheet as investment land held for sale.

     Purchase and Sale of Microwave Technology

     In June 1994, the Company purchased one half of the rights to a technology that utilizes microwaves to enhance the production of oil wells for 178,188 shares of its common stock. The Company already owned the one half interest in the technology. In January 1995, the Company sold these rights to Reland International, Inc. (Reland) for certain royalty payouts and a note receivable with a face amount of $1,250,000, bearing interest at 6%, with accrued interest payable annually on or before January 15 of each year, and principal payable on or before January 16, 2000. Due to concerns about collectibility, this note and related accrued interest was written off as a charge to income in the accompanying 1995 consolidated statement of operations.

     Operating Leases

     CTL leases its principal facility on a month-to-month basis from a significant stockholder. Monthly rental payments for the facility lease are $10,000, and the lease expires in August 1999. The Company paid rent related to this lease of $118,000, $106,000, and $29,000, during 1996,
     1995, and 1994, respectively.

     The Company leases a facility in Vancouver, Canada, from a executive and director of the Company with monthly rental payments of $3,000. The lease expires in August 2001.

(12) COMMITMENTS

     Operating Leases

     The Company leases office space, manufacturing facilities, and certain equipment under various operating lease agreements. Future minimum lease payments under noncancelable leases as of September 30, 1996, are as follows:

            Year ending
            September 30,
            -------------

               1997               $  513,000
               1998                  475,000
               1999                  262,000
               2000                  254,000
               Thereafter          2,048,000
                                  ----------

               Total              $3,552,000
                                  ==========


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Rent expense under operating leases was approximately $277,000, $145,000, and $116,000 during 1996, 1995, and 1994, respectively.

     Litigation

     The Company is subject to various legal proceedings and claims. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

(13) INCOME TAXES

     Income tax expense in 1996 was not significant. In 1995 and 1994, income tax expense was $2,000 and $19,000, respectively.

     Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                     Eleven-month
                                      Year ended     period ended   Year ended
                                     September 30,   September 30,  October 31,
                                        1996             1995          1994
                                     -------------   -------------  -----------

Computed "expected" tax benefit      $  (1,616,000)       (448,000)    (117,000)
State income taxes                        (442,000)          2,000       19,000
Change in valuation allowance            1,912,000         249,000      117,000
Net operating loss carryforwards
  for state purposes not available
  for future utilization                   146,000         142,000            -
Other                                            -          57,000            -
                                     -------------   -------------  ------------
                                     $                       2,000       19,000
                                     =============   =============  ============


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                              1996           1995
                                              ----           ----
     Deferred tax assets:
       Stock options                    $  688,000              -
       Net operating loss carryovers     1,610,000        398,000
       Allowance for returns and
         doubtful accounts                  47,000         35,000
                                        ----------     ----------
                                         2,345,000        433,000
     Less valuation allowance            2,345,000        433,000
                                        ----------     ----------
        Net deferred tax assets         $        -              -
                                        ==========      =========

The change in the valuation allowance was an increase of $1,912,000 and $164,000 in fiscal 1996 and 1995, respectively. The valuation allowance applies primarily to those temporary differences that are expected to be deductible at a point in the future when taxable income is uncertain.

Since the Company is entitled to a deduction for federal and state tax purposes resulting from the exercise of nonqualified stock options and employees' early dispositions of stock acquired through incentive stock options, a portion of the deferred tax asset, when recognized by a reduction of the valuation allowance, will be credited to additional paid-in capital. As of September 30, 1996, approximately $1,262,000 of the deferred asset will be credited to additional paid-in capital when recognized.

As of September 30, 1996, the Company had a net operating loss carryover for federal and California income tax purpose of approximately $7,376,000 and 3,463,000, respectively. The federal net operating losses expire from 2007 to 2011. The California net operating losses expire from 2000 to 2001. The difference between the federal and California loss carryforwards results primarily from a 50% limitation on California net operating losses.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by Internal Revenue Code,
Section 382. Federal loss carryforwards of approximately $439,000 are subject to an annual limitation of approximately $176,000. Any unused annual limitation can be carried forward and added to the succeeding years annual limitation, subject to the expiration dates discussed above.


                                                                     (Continued)

                    INTERCELL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statments


(14) SIGNIFICANT CUSTOMER AND INDUSTRY SEGMENT INFORMATION

     Two customers individually accounted for 10% or more of the Company's net sales in 1996, 1995, and 1994. Sales and the related receivable percentages to these customers as of September 30, 1996 and 1995, and October 31, 1994 are summarized as follows:

                          Percentage of            Percentage of
                            net sales           accounts receivables
                        ------------------      --------------------
                        1996   1995   1994       1996   1995   1994
                        ----   ----   ----       ----   ----   ----

       Customer A        14%    15%    22%         6%     9%    15%
       Customer B        12%    12%    35%         11%   12%    17%

     As of and through September 30, 1996, substantially all of the Company's net sales and gross profits from operations have been generated by CTL.

     As of September 30, 1996 and 1995, identifiable assets of CTL and M.C. Davis, a business purchased by Intercell in September 1996, were as follows:

                                      1996              1995
                                      ----              ----

               CTL              $3,371,000         3,950,000
               M.C. Davis        2,150,000                 -

(15) SUBSEQUENT EVENT (UNAUDITED)

     In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

     Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. The Series C preferred are junior to the Company's Series B preferred shares and contain a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Series C preferred shares are not entitled to voting rights.

     Shares of Series C preferred purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of Series B preferred shares are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 25% and 50% of the original aggregate purchase price of the Series C preferred shares divided by a fixed conversion rate of $3.25 per share, exercisable 105 days after original issuance.


                                                                     (Continued)

                             INTERCELL CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                               Balance at   Charged to
                               Beginning    Costs and                Balance at
     Classification             of Year     Expenses     Deductions  End of Year
     --------------            ----------   -----------  ----------- -----------

Allowance for returns and
  doubtful accounts

Year ended October 31, 1994       $ --          $ 15         $ --        $ 15
                                  ====          ====         ====        ====

Eleven months ended
  September 30, 1995              $ 15          $ 81         $(15)       $ 81
                                  ====          ====         ====        ====

Year ended September 30, 1996     $ 81          $174         $ --        $255
                                  ====          ====         ====        ====

                               INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1* Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2/(3)/ Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect Corporation and the Company.

2.3/(4)/ Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular Magnetics, Inc. and the Company.

3.1* Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2*           Bylaws of the Company.

4.1*           Form of Common Stock Certificate.

4.2 Certificate of Designation for Series B Preferred Stock is included in the Company's Articles of Incorporation filed as
               Exhibit 3.1 and incorporated herein by reference.

4.3/(1)/       Specimen of Warrant attached to Series B Preferred Stock.

4.4 Certificate of Designation for Series C Preferred Stock is included in the Company's Articles of Incorporation filed as
               Exhibit 3.1 and is incorporated herein by reference.

4.5*           Form of Warrant attached to Series C Preferred Stock.

4.6*           Specimen of Registration Rights Agreement for Series B Preferred
               Stock.

4.7*           Specimen of Registration Rights Agreement for Series C Preferred
               Stock.

4.8*           Plan of Liquidating Dissolution of Energy Corporation dated
               July 8, 1996.

10.1/(2)/      1995 Compensatory Stock Option Plan.

10.2* Assignment Agreement dated September 3, 1996, assigning certain Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle Interconnect, Inc. as assignor.

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.3* Assignment Agreement dated June 5, 1996, assigning the Patent Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

10.4* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996, between Gordon J. Sales and the Company.

10.5* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996, between Alan M. Smith and the Company.

10.6* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996 between Terry W. Neild and the Company.

10.7* Employment and Non-Disclosure Non-Competition Agreement, dated October 22, 1996 between Steven D. Clark and PI Corp.

10.8* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996 between Lawrence DiFrancesco and PI Corp.

10.9* Employment and Non-Disclosure Non-Competition Agreement, dated September 1, 1996 between Patricia H. Grihalva and PI Corp.

10.10* Employment and Non-Disclosure Non-Competition Agreement, dated October 8, 1996 between Jerry W. Tooley and Cellular Magnetics.

10.11* Employment and Non-Disclosure Non-Competition Agreement, dated October 8, 1996 between David Putnam and Cellular Magnetics.

11*           Statement regarding Computation of Per Share Earnings.

21*           Subsidiaries of the Company.

23.1*         Consent of KPMG Peat Marwick LLP

23.2*         Consent of Mark Shelley, CPA

27*           Financial Data Schedule.
_________________
* Filed herewith.
/(1)/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
/(2)/ Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604, effective January 24, 1996.
/(3)/ Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
/(4)/ Incorporated by reference to the Company Current Report on Form 8-K dated October 14, 1996.