Form 10-K/A
period 1996-09-30
INTERCELL CORP
filed 1997-02-20
CIK 745655

                                 FORM 10-K/A-1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1996  Commission file number:  0-14306

                             INTERCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                             84-0928627
-------------------------------                         -----------------------
(State of other jurisdiction of                                (I.R.S. employer
incorporation or organization)                           identification number)

                     999 West Hastings Street, Suite 1750
                       Vancouver, B.C., Canada, V6C 2W2
             ------------------------------------------------------
              (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (604) 684-1533 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                          --------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of the close of trading on December 20, 1996, there were 17,364,750 common shares outstanding, 10,135,891 of which were held by non-affiliates. The aggregate market value of the non-affiliated common shares, based on the average closing bid and asked prices on December 20, 1996, was approximately $41,177,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          On December 4, 1995, the Company changed its fiscal year end from December 31, 1995 to September 30, 1995 due to the acquisition of the assets and liabilities of Energy on July 7, 1995 for 5,412,191 shares of Common Stock, which represented 52% of the Common Stock outstanding at that time. As a result, for accounting purposes, Energy was considered the acquiring corporation and the comparative information presented herein represents that of Energy prior to July 7, 1995 and Energy and the Company subsequent to such date. See "--Recent Acquisitions and Transactions," the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein, and "Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements."

          The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. The Consolidated Statements of Operations data presented below for the fiscal year ended September 30, 1996, the eleven months ended September 30, 1995 and the fiscal year ended October 31, 1994 and the Consolidated Balance Sheet data as of September 30, 1996 have been derived from the Company's Consolidated Financial Statements included herein. The Consolidated Financial Statements as of and for the fiscal year ended September 30, 1996 and the eleven months ended September 30, 1995 were audited by KPMG Peat Marwick LLP, independent public accountants. The Consolidated Financial Statements, as of and for the fiscal year ended October 31, 1994 were audited by Mark Shelley, CPA, independent public accountant. The Statements of Operations data set forth below for the years ended October 31, 1993 and 1992 and the Balance Sheet data set forth below at October 31, 1994, 1993 and 1992 are derived from audited financial statements not included herein.


                                         Year               Eleven                 Year                 Year                Year
                                        Ended            Months Ended             Ended                Ended               Ended
                                       9/30/96             9/30/95(1)            10/31/94            10/31/93            10/31/92
                                     -----------         ------------           ----------          ----------          ----------
Total net sales                      $ 3,405,000          $ 3,768,000           $2,066,000          $   60,000          $        0
Costs & expenses                       8,688,000            5,089,000            2,428,000             142,000              43,000
Net loss                              (5,283,000)          (1,321,000)            (362,000)            (82,000)            (43,000)

Net loss per common share                 $(0.54)              $(0.18)              $(0.08)             $(0.04)               $N/A

Weighted average
  Number of common
  shares outstanding                  13,072,683            7,391,275            4,828,007           2,066,979           1,781,880

At period end:
  Current assets                     $10,625,000          $ 1,796,000           $1,499,000          $    4,000          $        0
  Current liabilities                  2,060,000            1,799,000            1,621,000              82,000             149,000
  Working capital (deficit)            8,565,000               (3,000)            (122,000)            (78,000)           (149,000)
  Total assets                        13,826,000            3,069,000            3,141,000              51,000                   0
  Long-term debt                          86,000               48,000               48,000             175,000                   0
  Stockholders' equity               $11,680,000            1,222,000           $1,472,000          $ (206,000)         $ (149,000)

Cash dividends per
  common share                                 0                    0                    0                   0                   0

Deemed preferred stock                 1,624,648                   --                   --                  --                  --
 dividend relating to in-the-money
   conversion

_______________

(1) On December 4, 1995, the Company changed its fiscal year end from December 31 to September 30. The comparative information presented herein represents that of Energy which was deemed to be the acquiring company in the July 7, 1995 transaction. Energy's fiscal year was previously October 31.

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

        From 1991 through the fiscal year ended December 31, 1994, the Company was generally inactive and reported no operating revenues. In July 1995, the Company completed the acquisition of Energy and its wholly owned subsidiary CTL. See "Business--Overview." The Company has substantially expanded the scope of its business and revised its business strategy subsequent to the Energy transaction through the acquisition of certain patents, patent applications and proprietary technology relating to the Antenna Technology and the PI Technology. During this time, the Company has been engaged primarily in directing, supervising and coordinating the Company's activities in the continuing development of its new lines of business, in addition to the recruitment of management and technical personnel and raising new capital to fund its operations.

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

        On July 7, 1996, the Company completed an offering pursuant to Regulation S under the Securities Act (the "Regulation S Offering") of 1,000 shares of its Series B Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $8,900,000. The Series B Preferred Stock is convertible into Common Stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $1,764,704. The Company recognized $1,624,648 of the dividend in its fiscal 1996 net loss per common share calculation. The amount recognized was calculated on a pro rata basis over the period beginning with the issuance of the security to the first date conversion could occur. To further improve the Company's working capital position, the Company completed an offering pursuant to Regulation D to institutional investors on December 15, 1996, of 525 shares of its Series C Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $4,672,500. The Series C Preferred Stock is convertible into Common Stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was less then the prevailing market rate, which will result in a deemed dividend that will be recognized by the Company in fiscal 1997. See "--Liquidity and Capital Resources" below.

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

        In the 1996 fiscal year, net sales of new magnetrons totaled $1,436,000, accounting for 42% of sales, compared with $1,455,000 or 39% of net sales in 1995. Net revenues from rebuilding of magnetrons decreased from $1,849,000 or 49% of net sales in 1995 to $1,403,000 or 43% of net sales in 1996. This shift in sales mix was due primarily to the Company's focus on new and more complex tube types such as certain Pulse magnetrons in an attempt to broaden the Company's product line and a slow down in orders for rebuilt magnetrons for the food processing industry in the last two quarters of 1996. It is anticipated that the sales mix experienced in the final six months of fiscal 1996 will continue for the foreseeable future.

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

        Research and Development. Research and development expenses increased from -0-in 1995 to $88,000 in 1996. This increase was attributable entirely to costs associated with research and development of the Company's Antenna Systems. It is anticipated that research and development activities will materially increase in 1997 as the Company continues to develop its Antenna Technology and the PI Technology.

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

        In addition, the Company sold certain microwave technology rights to a related party for a note in the face amount of $1,250,000. Due to concerns about collectibility, the Company reserved the remaining carrying value in fiscal 1995. In addition, related deferred development costs totalling $44,631 were written off in fiscal 1995. Losses on investments in fiscal 1994 were not significant.

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

EXHIBIT NO.  DESCRIPTION
-----------  -----------

2.1(5) Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2(3) Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect
             Corporation and the Company.

2.3(4)       Agreement and Plan of Merger dated October 14, 1996, by and between
             AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular
             Magnetics, Inc. and the Company.

3.1(5) Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2(5)       Bylaws of the Company.

4.1(5)       Form of Common Stock Certificate.

4.2 Certificate of Designation for Series B Preferred Stock is included in the Company's Articles of Incorporation filed as Exhibit 3.1 and incorporated herein by reference.

4.3(1)       Specimen of Warrant attached to Series B Preferred Stock.

EXHIBIT NO.  DESCRIPTION
-----------  -----------
4.4          Certificate of Designation for Series C Preferred Stock is included in the Company's Articles of Incorporation filed as Exhibit 3.1 and is incorporated herein by reference.

4.5(5)       Form of Warrant attached to Series C Preferred Stock.

4.6(5)       Specimen of Registration Rights Agreement for Series B Preferred
             Stock.

4.7(5)       Specimen of Registration Rights Agreement for Series C Preferred
             Stock.

4.8(5)       Plan of Liquidating Dissolution of Energy Corporation dated July 8,
             1996.

10.1(2)      1995 Compensatory Stock Option Plan.

10.2(5)      Assignment Agreement dated September 3, 1996, assigning certain
             Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle
             Interconnect, Inc. as assignor.

10.3(5)      Assignment Agreement dated June 5, 1996, assigning the Patent
             Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

10.4(5)      Employment and Non-Disclosure Non-Competition Agreement, dated
             September 1, 1996, between Gordon J. Sales and the Company.

10.5(5)      Employment and Non-Disclosure Non-Competition Agreement, dated
             September 1, 1996, between Alan M. Smith and the Company.

10.6(5)      Employment and Non-Disclosure Non-Competition Agreement, dated
             September 1, 1996 between Terry W. Neild and the Company.

10.7(5)      Employment and Non-Disclosure Non-Competition Agreement, dated
             October 22, 1996 between Steven D. Clark and PI Corp.

10.8(5)      Employment and Non-Disclosure Non-Competition Agreement, dated
             September 1, 1996 between Lawrence DiFrancesco and PI Corp.

10.9(5)      Employment and Non-Disclosure Non-Competition Agreement, dated
             September 1, 1996 between Patricia H. Grihalva and PI Corp.

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.10(5)     Employment and Non-Disclosure Non-Competition Agreement, dated
             October 8, 1996 between Jerry W. Tooley and Cellular Magnetics.

10.11(5)     Employment and Non-Disclosure Non-Competition Agreement, dated
             October 8, 1996 between David Putnam and Cellular Magnetics.

11*          Statement regarding Computation of Per Share Earnings.

21(5)        Subsidiaries of the Company.

23.1*        Consent of KPMG Peat Marwick LLP

23.2*        Consent of Mark Shelley, CPA

27*          Financial Data Schedule.

_________________
* Filed herewith.
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
(2) Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604, effective January 24, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 3, 1996.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated October 14, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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

                                   INTERCELL CORPORATION,
                                   (a Colorado corporation)


Date: February 20, 1997           By /s/ Alan M. Smith
                                      -------------------
                                      Alan M. Smith, Chief
                                      Financial Officer, Secretary
                                      and Treasurer

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

                  (With Independent Auditors' Reports Thereon)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INTERCELL CORPORATION

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                                Page
                                                                                                                                ----

Independent Auditors' Reports.............................................................................................. F-3, F-4

Consolidated Balance Sheets - September 30, 1996 and September 30, 1995....................................................      F-5

Consolidated Statements of Operations - Year ended September 30, 1996, Eleven-month period ended September 30, 1995 and
 the Year ended October 31, 1994...........................................................................................      F-6

Consolidated Statements of Stockholders' Equity (Deficit) - Year ended September 30, 1996, Eleven-month period ended
 September 30, 1995 and the Year ended October 31, 1994....................................................................      F-7

Consolidated Statements of Cash Flows - Year ended September 30, 1996, Eleven-month period ended September 30, 1995 and
 the Year ended October 31, 1994...........................................................................................      F-8

Notes to Consolidated Financial Statements.................................................................................      F-9

Schedule II - Valuation and Qualifying Accounts............................................................................     F-24

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

                                /s/  Mark Shelley CPA


March 14, 1995
Updated December 31, 1996

                     INTERCELL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                                      September 30,
                                                                ------------------------
Assets                                                              1996         1995
------                                                          ------------  ----------

Current assets:
  Cash and cash equivalents                                     $ 4,224,000       57,000
  Short-term investments                                          3,063,000            -
  Accounts receivable, less allowance for returns
   and doubtful accounts of $255,000 and $81,000
   in 1996 and 1995, respectively                                   746,000      637,000
  Inventories                                                     1,066,000      773,000
  Prepaid expenses and other current assets                         102,000       79,000
  Investment land held for sale                                   1,424,000            -
  Equipment held for sale                                                 -      250,000
                                                                -----------   ----------

       Total current assets                                      10,625,000    1,796,000

Property, plant, and equipment, net                               1,418,000      885,000
Goodwill and other intangible assets, net                         1,583,000      388,000
Other assets                                                        200,000            -
                                                                -----------   ----------
                                                                $13,826,000    3,069,000
                                                                ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------

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

                     INTERCELL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations


                                                               Eleven-month
                                                Year ended     period ended    Year ended
                                              September 30,   September 30,   October 31,
                                                   1996            1995           1994
                                              --------------  --------------  ------------

Net sales                                       $ 3,405,000       3,768,000     2,066,000
Cost of goods sold                                2,830,000       2,884,000     1,208,000
                                                -----------      ----------     ---------

  Gross profit                                      575,000         884,000       858,000

Selling, general, and
  administrative expenses                         5,683,000       1,317,000     1,182,000
Research and development                             88,000               -             -
                                                -----------      ----------     ---------

    Operating loss                               (5,196,000)       (433,000)     (324,000)

Other income (expense):
  Interest income                                    36,000               -             -
  Interest expense                                  (90,000)        (88,000)       (3,000)
  Loss on investments                                     -        (795,000)            -
  Other                                             (33,000)         (3,000)      (16,000)
                                                -----------      ----------     ---------

                                                    (87,000)       (886,000)      (19,000)
                                                -----------      ----------     ---------
     Loss before income taxes                    (5,283,000)     (1,319,000)     (343,000)

Income taxes                                              -           2,000        19,000
                                                -----------      ----------     ---------

     Net loss                                   $(5,283,000)     (1,321,000)     (362,000)

Deemed Preferred Stock Dividend
   relating to in-the-money
   conversion terms                               1,624,648              --            --
                                                -----------      ----------     ---------

Net loss applicable to common stockholders       (6,907,648)     (1,321,000)     (362,000)
                                                ===========      ==========     =========

Net loss per common share                             $(.54)           (.18)         (.08)
                                                ===========      ==========     =========

Weighted average number of shares of
  common stock outstanding                       13,072,683       7,391,275     4,828,007
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

                     INTERCELL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

            Year ended September 30, 1996, eleven-month period ended

              September 30, 1995, and year ended October 31, 1994


                               Convertible
                              preferred stock          Warrants            Common stock        Additional
                          -----------------------     to acquire     -----------------------    paid-in      Deferred    Accumulated
                           Shares       Amount       common stock      Shares      Amount       capital    compensation    deficit
                          ---------  ------------   -------------    ----------  -----------  -----------  -------------  ----------

Balances as of October 31,
 1993                               -    $        -            -      2,352,081   $    7,000     242,000            -     (454,000)
Conversion of debt to
 equity                             -             -            -        676,777        2,000     473,000            -            -
Shares issued in exchange
 for prepaid promotion              -             -            -         35,637            -      50,000            -            -
Shares issued in exchange
 for consulting services            -             -            -         14,255            -      20,000            -            -
Acquisition of California
 Tube Laboratory, Inc.              -             -            -        762,031        2,000   1,067,000            -            -
Employment contract buy out         -             -            -        222,572        1,000     311,000            -            -
Shares issued in exchange
 for microwave technology           -             -            -        178,188          500     250,000            -            -
Shares issued in exchange
 for services                       -             -            -        178,188          500      69,000            -            -
Purchase of treasury stock          -             -            -              -            -    (206,000)           -            -
Net loss                            -             -            -              -            -           -            -     (362,000)
                             --------   -----------     ---------    ----------  -----------  ----------   ------------   ---------
Balances as of October 31,
 1994                               -             -            -      4,419,729       13,000   2,276,000            -     (816,000)
Shares issued in lieu of
 interest payment to
 related party                      -             -            -         17,819            -      13,000            -            -
Shares issued in exchange
 for investment in
 American Microcell                 -             -            -        712,751        2,000     498,000            -            -
Shares issued in private
 placement                          -             -            -         85,530            -      60,000            -            -
Contribution to ESOP                -             -            -        176,362        1,000     246,000            -            -
Conversion of additional
 paid-in capital to common
 stock                              -             -            -              -    3,093,000  (3,093,000)           -            -
Acquisition of Intercell      210,000       250,000            -      4,997,053            -           -            -            -
Net loss                            -             -            -              -            -           -            -   (1,321,000)
                             --------   -----------    ---------     ----------  -----------  ----------  ------------ -----------

Balances as of September
 30, 1995                     210,000       250,000           -      10,409,244    3,109,000           -            -   (2,137,000)

Repurchase of shares of
 Series A preferred stock    (210,000)     (250,000)          -               -            -           -            -            -
Shares of Series B
 preferred stock and
 warrants issued in private
 placement, net of issuance
 costs of $1,100,000            1,000     7,030,000   1,870,000               -            -           -            -            -
Shares issued in exchange
 for land                           -             -           -         400,000    1,000,000           -            -            -
Contribution to ESOP                -             -           -         126,761      158,000           -            -            -
Shares issued to effect
 business combination with
 Particle Interconnect,
 Inc. treated as an
 immaterial pooling                 -             -           -       1,400,000        8,000           -            -     (159,000)
Deferred compensation
 related to stock option
 grants                             -             -           -               -    4,017,000           -    (4,017,000)          -
Amortization of deferred
 compensation                       -             -           -               -            -           -     3,686,000           -
Exercise of stock options           -             -           -       2,295,180    1,342,000           -             -           -
Conversion of Series B
 preferred stock to common
 stock                           (213)   (1,497,000)          -         588,880    1,497,000           -             -           -
Shares issued in exchange
 for services                       -             -           -         236,386       56,000           -             -           -
Shares to be issued for
 acquisition of M.C. Davis          -             -           -         277,778    1,000,000           -             -           -
Net loss                            -             -           -               -            -           -             -  (5,283,000)
                             --------   -----------   ---------      ----------  -----------  ----------   ------------ -----------

Balances as of September
 30, 1996                         787   $ 5,533,000   1,870,000      15,734,229  $12,187,000           -      (331,000) (7,579,000)
                             ========   ===========   =========      ==========  ===========  ==========   ============ ===========




                                                                         Total
                                                                      stockholders'
                                                                         equity
                                                                        (deficit)
                                                                      --------------

Balances as of October 31, 1993                                            (205,000)
Conversion of debt to equity                                                475,000
Shares issued in exchange for prepaid promotion                              50,000
Shares issued in exchange for consulting services                            20,000
Acquisition of California Tube Laboratory, Inc.                           1,069,000
Employment contract buy out                                                 312,000
Shares issued in exchange for microwave technology                          250,500
Shares issued in exchange for services                                       69,500
Purchase of treasury stock                                                 (206,000)
Net loss                                                                   (362,000)
                                                                          ---------
Balances as of October 31, 1994                                           1,473,000

Shares issued in lieu of interest payment to related party                   13,000
Shares issued in exchange for investment in American Microcell              500,000
Shares issued in private placement                                           60,000
Contribution to ESOP                                                        247,000
Conversion of additional paid-in capital to common stock                          -
Acquisition of Intercell                                                    250,000
Net loss                                                                 (1,321,000)
                                                                        -----------
Balances as of September 30, 1995                                         1,222,000

Repurchase of shares of Series A preferred stock                           (250,000)
Shares of Series B preferred stock and warrants issued in
 private placement, net of issuance costs of $1,100,000                   8,900,000
Shares issued in exchange for land                                        1,000,000
Contribution to ESOP                                                        158,000
Shares issued to effect business combination with
 Particle Interconnect, Inc. treated as an immaterial pooling              (151,000)
Deferred compensation related to stock option grants                              -
Amortization of deferred compensation                                     3,686,000
Exercise of stock options                                                 1,342,000
Conversion of Series B preferred stock to common stock                            -
Shares issued in exchange for services                                       56,000
Shares to be issued for acquisition of M.C. Davis                         1,000,000
Net loss                                                                 (5,283,000)
                                                                         ----------

Balances as of September 30, 1996                                        11,680,000
                                                                         ==========

         See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                              Eleven-month
                                                               Year ended     period ended    Year ended
                                                             September 30,   September 30,   October 31,
                                                                  1996            1995           1994
                                                             --------------  --------------  ------------

Cash flows from operating activities:
  Net loss                                                     $(5,283,000)     (1,321,000)     (362,000)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                   59,000          97,000       136,000
    Loss on investments                                                  -         795,000       102,000
    Loss on sale of property                                        36,000               -             -
    Common stock issued for interest, services                      56,000          13,000             -
    Accrual of ESOP contributions                                        -         158,000       247,000
    Amortization of deferred compensation                        3,686,000               -             -
    Changes in operating assets and liabilities:
      Accounts receivable                                           47,000        (167,000)      119,000
      Inventories                                                  (28,000)       (275,000)     (208,000)
      Prepaid expenses and other current assets                     21,000          32,000             -
      Accounts payable and accrued liabilities                     (79,000)        344,000       326,000
      Accounts payable to related parties                         (212,000)        123,000             -
                                                               -----------      ----------      --------
        Net cash (used in) provided by operating
          activities                                            (1,697,000)       (201,000)      360,000
                                                               -----------      ----------      --------

Cash flows from investing activities:
  Acquisition of property, plant, and equipment                   (273,000)        (31,000)      (19,000)
  Acquisition of land                                              (57,000)              -             -
  Other assets                                                    (142,000)          9,000        (8,000)
  Cash acquired in connection with acquisitions                    167,000               -       262,000
  Purchase of short-term investments                            (3,063,000)              -             -
  Proceeds from sale of property                                   174,000               -             -
                                                               -----------      ----------      --------
    Net cash (used in) provided by investing activities         (3,194,000)        (22,000)      235,000
                                                               -----------      ----------      --------

Cash flows from financing activities:
  Proceeds from (payments on) loan payable to bank                (190,000)        190,000             -
  Payments on notes payable to related parties                    (495,000)       (460,000)            -
  Proceeds from notes payable                                            -         110,000             -
  Payments on note payable                                         (71,000)        (40,000)            -
  Proceeds from issuance of Series B preferred
    stock and warrants                                           8,900,000               -             -
  Stockholders' repayment                                                -               -      (175,000)
  Proceeds from sale of common stock                             1,342,000          60,000             -
  Repayments of long-term debt                                    (428,000)              -             -
                                                               -----------      ----------      --------

    Net cash provided by (used in) financing activities          9,058,000        (140,000)     (175,000)
                                                               -----------      ----------      --------

Net increase (decrease) in cash and cash equivalents             4,167,000        (363,000)      420,000

Cash and cash equivalents beginning of year/period                  57,000         420,000             -
                                                               -----------      ----------      --------

Cash and cash equivalents end of year/period                   $ 4,224,000          57,000       420,000
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

                                     1996       1995
                                  ----------  ---------

     Net sales                    $5,164,000  5,471,000
     Operating loss                5,323,000    531,000
     Net loss                      5,427,000  1,451,000
     Net loss per common share           .53        .20

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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Net Loss Per Common Share

     Net loss per common share is computed by dividing the sum of net loss and deemed preferred stock dividend by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Net loss per common share in the accompanying 1996 consolidated statement of operations has been increased by nine cents per share from amounts previously reported to reflect a deemed dividend on Series B Preferred Stock in accordance with recently published views of the Staff of the Securities and Exchange Commission (Note 7). Common equivalent shares consist of stock options that are computed using the treasury stock method.

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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(3)    BALANCE SHEET COMPONENTS

       Inventories

       A summary of inventories follows:

                                       September 30,
                                    -------------------
                                       1996      1995
                                    ----------  -------

      Raw materials                 $  422,000  296,000
      Work in process                  453,000  477,000
      Finished goods                   191,000        -
                                    ----------  -------

                                    $1,066,000  773,000
                                    ==========  =======

     Property, Plant, and Equipment

     A summary of property, plant, and equipment follows:

      Furniture and fixtures         $  339,000   76,000
      Equipment and machinery           845,000  690,000
      Land and buildings                282,000  230,000
      Leasehold improvements             71,000        -
      Vehicles                           23,000        -
                                     ----------  -------

                                      1,560,000  996,000

      Less accumulated depreciation     142,000  111,000
                                     ----------  -------

                                     $1,418,000  885,000
                                     ==========  =======

                                      F-14

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Accounts Payable and Accrued Liabilities

     A summary of accounts payable and accrued liabilities follows:

                                                                          September 30,
                                                                       -------------------
                                                                             1996     1995
                                                                       ----------  -------
      Accounts payable                                                 $  376,000  208,000
      Warranty reserves                                                   130,000  130,000
      Accrued employee compensation                                       191,000  153,000
      Accrued ESOP contribution                                                 -  158,000
      Other liabilities                                                    45,000  180,000
                                                                       ----------  -------

                                                                       $  742,000  829,000
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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     A summary of noncash investing and financing activities follows:

                                                                       Eleven-month
                                                         Year ended    period ended   Year ended
                                                        September 30,  September 30,  October 31,
                                                            1996           1995          1994
                                                        -------------  -------------  -----------

Shares issued in acquisition of Intercell                           -       $250,000            -
Shares issued in exchange for investment in
  American Microcell                                                -        500,000            -
Shares issued in exchange for microwave technology                  -        250,000            -
Contribution to ESOP                                          158,000        247,000            -
Shares issued in lieu of interest payment to
  related party                                                     -         13,000            -
Shares issued in acquisition of CTL                                 -              -    2,025,000
Conversion of debt to equity                                        -              -      475,000
Shares issued in exchange for prepaid promotion                     -              -      140,000
Employment contract buy out                                         -              -      311,000
Shares issued in exchange for microwave technology                  -              -      250,000
Shares issued in exchange for services                         56,000              -            -
Net assets acquired in business combinations                1,649,000              -            -
Shares issued in exchange for land                          1,000,000              -            -
Debt assumed in land acquisition                              367,000              -            -
Shares to be issued for acquisition of M.C. Davis           1,000,000              -            -
Debt incurred in acquisition of M.C. Davis                    800,000              -            -
Deferred compensation related to stock option grants        4,017,000              -            -
Repurchase of shares of Series A preferred stock              250,000              -            -
Conversion of Series B preferred stock to
  common stock                                              1,497,000              -            -

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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Long-Term Debt
     Long-term debt is summarized as follows:

                                                                                    September 30,
                                                                                   ----------------
                                                                                     1996     1995
                                                                                   --------  ------

Note payable to bank; interest at prime plus 2%; due
 April 4, 1997; collateralized by various assets; repaid
 in October 1996                                                                   $100,000       -

Note payable; noninterest bearing; due June 1998;
 collateralized by building                                                          47,000       -

Note payable to bank; interest at 9.75%;
 due in 36 monthly payments of $481;
 collateralized by a vehicle; repaid in October 1996                                 15,000       -

Note payable to bank; interest at 9.75%; due May 2008;
 secured by real property; repaid in April 1996                                           -  50,000

Other                                                                                44,000       -
                                                                                   --------  ------

                                                                                    206,000  50,000
Less current portion                                                                120,000   2,000
                                                                                   --------  ------

 Long-term debt, net                                                               $ 86,000  48,000
                                                                                   ========  ======

  Future maturities of long-term debt as of September 30, 1996, are as follows:

        Year ending
        September 30,
      ----------------
            1997            $120,000
            1998              86,000
                            --------

           Total            $206,000
                            ========

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

     In July 1996, the Company issued 1,000 shares of Series B redeemable convertible preferred stock (Series B preferred) and detachable warrants for proceeds of $8,900,000 (net of issuance costs of $1,100,000). Each share of Series B preferred stock is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series B preferred is automatic upon the expiration of three years from the original date of issuance. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $1,764,704. The Company recognized $1,624,648 of the dividend in its fiscal 1996 net loss per common share calculation. The amount recognized was calculated on a pro rata basis over the period beginning with the issuance of the security to the first date conversion could occur.

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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     market value at the date of grant or the date the exercise price of any such option is modified. All stock options expire 10 years from the date of grant.

     A summary of stock option activity under the Plan follows:

                                                          Options outstanding
                                            Shares     -------------------------
                                           available                   Price
                                           for grant     Shares      per share
                                          -----------  -----------  ------------

     Balances as of July 1995              5,000,000            -   $

     Options granted                      (1,600,000)   1,600,000           0.50
                                          ----------   ----------   ------------

     Balances as of September 30, 1995     3,400,000    1,600,000           0.50

     Additional shares authorized          2,000,000            -              -
     Options granted                      (4,841,000)   4,841,000    0.50 - 4.00
     Options canceled                        150,000     (150,000)          0.50
     Options exercised                             -   (2,295,000)   0.50 - 2.00
                                          ----------   ----------   ------------

     Balances as of September 30, 1996       709,000    3,996,000    0.50 - 4.00
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

     Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                                        Eleven-month
                                                       Year ended       period ended    Year ended
                                                      September 30,    September 30,   October 31,
                                                           1996             1995           1994
                                                      ---------------  --------------  ------------

          Computed "expected" tax benefit                $(1,616,000)       (448,000)     (117,000)
          State income taxes                                (442,000)          2,000        19,000
          Change in valuation allowance                    1,912,000         249,000       117,000
          Net operating loss carryforwards for
            state purposes not available
            for future utilization                           146,000         142,000             -
          Other                                                    -          57,000             -
                                                         -----------      ----------   -----------

                                                         $         -           2,000        19,000
                                                         ===========      ==========   ===========

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                                                                             1996          1995
                                                                                                          ----------   -----------
                   Deferred tax assets:
                     Stock options                                                                        $  688,000             -
                     Net operating loss carryovers                                                         1,610,000       398,000
                     Allowance for returns and doubtful accounts                                              47,000        35,000
                                                                                                          ----------   -----------

                                                                                                           2,345,000       433,000
         Less valuation allowance                                                                          2,345,000       433,000
                                                                                                          ----------   -----------

           Net deferred tax assets                                                                        $        -             -
                                                                                                          ==========   ===========

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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(14) SIGNIFICANT CUSTOMER AND INDUSTRY SEGMENT INFORMATION

     Two customers individually accounted for 10% or more of the Company's net sales in 1996, 1995, and 1994. Sales and the related receivable percentages to these customers as of September 30, 1996 and 1995, and October 31, 1994 are summarized as follows:

                            Percentage of              Percentage of
                              net sales             accounts receivables
                     ----------------------------  -----------------------------
                     1996        1995       1994      1996        1995     1994
                     -----  --------------  -----  -----------  ---------  -----

       Customer A      14%        15%         22%           6%         9%    15%
       Customer B      12%        12%         35%          11%        12%    17%

     As of and through September 30, 1996, substantially all of the Company's net sales and gross profits from operations have been generated by CTL.

     As of September 30, 1996 and 1995, identifiable assets of CTL and M.C. Davis, a business purchased by Intercell in September 1996, were as follows:

                                1996       1995
                             ----------  ---------

               CTL           $3,371,000  3,950,000
               M.C. Davis     2,150,000          -

(15) SUBSEQUENT EVENT (UNAUDITED)

     In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

     Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. The Series C preferred is convertible into common stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was less then the prevailing market rate, which will result in a deemed dividend that will be recognized by the Company in fiscal 1997. The Series C preferred are junior to the Company's Series B preferred shares and contain a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Series C preferred shares are not entitled to voting rights.

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

                             INTERCELL CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                              Balance at    Charged to
                               Beginning    Costs and                Balance at
      Classification            of Year      Expenses   Deductions   End of Year
---------------------------  -------------  ----------  -----------  -----------
Allowance for returns and
 doubtful accounts


Year ended October 31, 1994            $--        $ 15        $ --          $ 15
                             =============        ====  ==========          ====

Eleven months ended                    $15        $ 81        $(15)         $ 81
 September 30, 1995          =============        ====  ==========          ====

Year ended September 30,               $81        $174        $ --          $255
 1996                        =============        ====  ==========          ====

                               INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1(5) Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2(3) Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect
               Corporation and the Company.

2.3(4) Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company,
               Cellular Magnetics, Inc. and the Company.

3.1(5) Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2(5)         Bylaws of the Company.

4.1(5)         Form of Common Stock Certificate.

4.2 Certificate of Designation for Series B Preferred Stock is included in the Company's Articles of Incorporation filed as
               Exhibit 3.1 and incorporated herein by reference.

4.3(1)         Specimen of Warrant attached to Series B Preferred Stock.

4.4 Certificate of Designation for Series C Preferred Stock is included in the Company's Articles of Incorporation filed as
               Exhibit 3.1 and is incorporated herein by reference.

4.5(5)         Form of Warrant attached to Series C Preferred Stock.

4.6(5)         Specimen of Registration Rights Agreement for Series B Preferred
               Stock.

4.7(5)         Specimen of Registration Rights Agreement for Series C Preferred
               Stock.

4.8(5)         Plan of Liquidating Dissolution of Energy Corporation dated July
               8, 1996.

10.1(2)        1995 Compensatory Stock Option Plan.

10.2(5)        Assignment Agreement dated September 3, 1996, assigning certain
               Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle
               Interconnect, Inc. as assignor.