Form 10-Q
period 1996-12-31
INTERCELL CORP
filed 1997-02-26
CIK 745655

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-14306

                              INTERCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    84-0928627
---------------------------------         -------------------------------------
(State or other jurisdiction              (I.R.S employer identification number)
of incorporation or organization)


                      999 West Hastings Street, Suite 1750
                        Vancouver, B.C., Canada, V6C 2W2
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 684-1533


                                    No Change
               ---------------------------------------------------
               (Former name, former address or former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

As of January 31, 1997 there were 17,795,021 shares of the registrant's sole class of common shares, 190 Class B Preferred Shares and 525 Series C Preferred Shares outstanding.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
              December 31 and September 30, 1996                            1

            Condensed Consolidated Statement of Operations
              For the Three Months Ended December 31, 1996 and 1995         2

            Condensed Consolidated Statement of Cash Flows
              For the Three Months Ended December 31, 1996 and 1995         3

            Notes to Condensed Consolidated Financial Statements
              December 31, 1996                                             4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 8

Item 2.   Changes in Securities                                             8

Item 6.   Exhibits and Reports on Form 8-K                                  9


          SIGNATURES                                                       10

                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                                     (Unaudited)
                                                                                 December 31, 1996       September 30, 1996
                                                                                 -----------------       ------------------
                                     ASSETS

Current assets
    Cash and cash equivalents                                                     $   8,116,000            $   4,224,000
    Short term investments                                                              975,000                3,063,000
    Accounts receivable, net                                                            810,000                  746,000
    Inventories                                                                       1,156,000                1,066,000
    Prepaid expenses and other current assets                                           141,000                  102,000
    Investment land held for sale                                                     1,424,000                1,424,000
                                                                                    -----------              -----------
        Total current assets                                                         12,622,000               10,625,000

Property, plant and equipment, net                                                    1,638,000                1,418,000
Goodwill and other intangible assets, net                                             1,510,000                1,583,000
Other assets                                                                            213,000                  200,000
                                                                                    -----------             ------------

        Total assets                                                               $ 15,983,000             $ 13,826,000
                                                                                     ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                                                                   $          -             $    266,000
    Notes payable to related parties                                                          -                  932,000
    Current portion of long-term debt                                                    15,000                  120,000
    Accounts payable and accrued liabilities                                            858,000                  742,000
                                                                                    -----------              -----------
        Total current liabilities                                                       873,000                2,060,000

Long term debt, less current portion                                                     29,000                   86,000
                                                                                    -----------              -----------

        Total liabilities                                                               902,000                2,146,000
                                                                                    -----------              -----------

Commitments

Stockholders' equity:
    Convertible preferred stock: 10,000,000 shares authorized
        Series B; 228 and 787 issued and outstanding as of December 31, 1996
           and September 30, 1996 respectively                                        1,603,000                5,533,000
        Series C; 525 and 0 issued and outstanding as of December 31, 1996
           and September 30, 1996 respectively                                        3,492,000                        -
    Warrants to acquire common stock                                                  3,051,000                1,870,000
    Common stock; no par value;  100,000,000  shares  authorized  17,663,459 and
        15,734,229 shares outstanding as of December 31, 1996
           and September 30, 1996 respectively                                       16,160,000               12,187,000
    Deferred compensation                                                           (   254,000)             (  331,000)
    Accumulated deficit                                                             ( 8,971,000)             (7,579,000)
                                                                                     ----------               ----------

        Total stockholders' equity                                                   15,081,000               11,680,000
                                                                                     ----------               ----------

                                                                                   $ 15,983,000             $ 13,826,000
                                                                                     ==========               ==========

     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                          December 31
                                                       ------------------
                                                     1996              1995
                                                     ----              ----


Net sales                                      $   1,599,000     $      853,000
Cost of goods sold                                 1,143,000            571,000
                                                 -----------       ------------

    Gross profit                                     456,000            282,000

Selling, general and administrative expenses       1,534,000            541,000
Research and development                             374,000             12,000
                                                 -----------      -------------

    Operating loss                              (  1,452,000)     (     271,000)

Other income (expense)                                60,000      (      20,000)
                                                 -----------       ------------

    Loss before income taxes                    (  1,392,000)     (     291,000)

Income taxes                                               -                  -
                                                 -----------        -----------

    Net loss                                   $(  1,392,000)     $(    291,000)

Deemed Preferred Stock Dividend relating to
    in-the-money conversion terms                    221,000                  -

Accretion on Preferred Stock                         139,000                  -
                                                 -----------        -----------

Net loss applicable to common stockholders     $(  1,752,000)     $(    291,000)
                                                 ===========       ============

Net loss per common share                      $(        .11)     $(       0.03)
                                                 ===========       ============

Weighted average number of shares of
      common stock outstanding                    16,527,588         10,457,547
                                                  ==========         ==========









     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                 December 31
                                                                                                 -----------
                                                                                        1996                     1995
                                                                                        ----                     ----

Cash flows from operating activities
    Net loss                                                                      $(  1,392,000)           $(    291,000)
    Adjustments to reconcile net loss to cash (used in)
      provided by operating activities:
        Depreciation and amortization                                                   143,000                   11,000
        Amortization of deferred compensation                                            77,000                  210,000
        Common stock issued for interest                                                 43,000                        -
    Changes in operating assets and liabilities
        Accounts receivable                                                        (     64,000)                 127,000
        Inventory                                                                  (     90,000)            (      6,000)
        Prepaid expenses                                                           (     39,000)                   3,000
        Current liabilities                                                             116,000                    6,000
                                                                                    -----------               ----------

      Net cash provided by (used in) operating activities                          (  1,206,000)                  60,000
                                                                                    -----------               ----------

Cash flows from investing activities
    Proceeds from sales and maturities of short-term investments                      2,088,000                        -
    Acquisition of property, plant and equipment                                   (    290,000)             (    15,000)
    Acquisition of other assets                                                    (     13,000)                       -
                                                                                    -----------               ----------

      Net cash provided by (used in ) investing activities                            1,785,000              (    15,000)
                                                                                    -----------               ----------

Cash flows from financing activities
    Proceeds from issuance of common stock                                                    -                   39,000
    Proceeds from issuance of Series C preferred stock and warrants                   4,673,000                        -
    Repayments of notes payable                                                     ( 1,198,000)             (    86,000)
    Repayment of long term debt                                                     (   162,000)             (     1,000)
                                                                                     ----------               ----------
      Net cash provided by (used in) financing activities                             3,313,000              (    48,000)
                                                                                     ----------               ----------

Net increase (decrease) in cash and cash equivalents                                  3,892,000              (     3,000)

Cash and cash equivalents at beginning of period                                      4,224,000                   57,000
                                                                                     ----------                ---------

Cash and cash equivalents at end of period                                          $ 8,116,000             $     54,000
                                                                                    ===========              ===========

Cash paid during the period for interest                                            $         -             $     25,000

Non-cash investing and financing activities
    Series B preferred stock converted to common                                    $ 3,930,000             $          -





     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts
         of  Intercell  Corporation  and  its  wholly-owned   subsidiaries  (the
         "Company"). All intercompany transactions have been eliminated.

         The condensed consolidated financial statements are unaudited (except for the balance sheet information as of September 30, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods preseneted. The condensed consolidated financial statements should be read in conjunction with the September 30, 1996 audited financial statements of Intercell Corporation and the notes thereto. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for the entire year ended September 30, 1997, or any future period.

2.       NET LOSS PER SHARE

         Net loss applicable to common stockholders is computed by dividing the sum of net loss, deemed preferred stock dividends and accretion on preferred stock by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Common stock equivalent shares consist of stock options that are computed using the treasury stock method.

3.       INVENTORIES

         Inventories consist of:     December 31, 1996      September 30, 1996
                                     -----------------      ------------------

                  Raw materials       $    483,000            $    422,000
                  Work in process          482,000                 453,000
                  Finished goods           191,000                 191,000
                                        ----------              ----------

                                       $ 1,156,000             $ 1,066,000
                                         =========               =========

4.       SERIES C PREFERRED SHARES

         In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

         Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000 has been recognized on a pro rata basis in the first quarter of the 1997 fiscal year. The Series C preferred are junior to the Company's Series B preferred shares and contain a liquidation preference equal to the original issue price pules 8% of the original issue price per annum to the date of liquidation. Series C preferred shares are not entitled to voting rights.

         Shares of Series C preferred purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of Series B preferred shares are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 20% and 50% of the original aggregate purchase price of the Series C preferred shares divided by a fixed conversion rate of $3.25 per share, exercisable 105 days after original issuance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the year ended September 30, 1996. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 31E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements.

The Company is currently engaged in three lines of business: (i) the design, development and production of shielded cellular phone antennas that use the Company's proprietary antenna technology (the "Antenna Technology") as well as the manufacture of miniature and subminiature coils, transformers and other electronic assemblies; (ii) the manufacture and rebuilding of specialty electron power tubes; and (iii) the design, development and production of patented particle interconnect products that use the Company's patented particle interconnect technology (the "PI Technology") and a proprietary trade secret electroplating process (the "Proprietary Electroplating Process").

The Company's operations are conducted by and through its wholly owned subsidiaries, California Tube Laboratory, Inc. ("CTL"), Cellular Magnetics, Inc. ("Cellular Magnetics"), Intercell Wireless Corp. , and Particle Interconnect Corporation ("PI Corp.").

In July, 1995 the Company acquired CTL, a manufacturer and rebuilder of a wide variety of electron power tubes. Currently, CTL provides rebuilt and new electron tubes to a wide variety of customers who use microwave technology in various types of applications, including AM and VHF radio, television, linear accelerators, radar, electron guns and industrial microwave and heating use.

The Company has the rights to certain patent applications relating to the Antenna Technology that the Company jointly developed with the Telecommunications Research Center at Arizona State University ("ASU"). The Antenna Technology is designed to reduce actual or perceived health hazards that may be associated with exposure to electromagnetic signals by using a "shielded" antenna. The Antenna Technology has been tested in working prototypes in cellular phones by ASU. These tests indicated a significant reduction in radiation emissions caused by wireless devices, and cellular phones in particular. The tests also indicated several other benefits, including increased range and reception, and improved battery life.

In September, 1996, the Company formed a wholly owned subsidiary, Cellular Magnetics, which acquired all the assets and liabilities of M.C. Davis Company ("M.C. Davis") in exchange for 277,778 shares of Common Stock valued at $1,000,000 and $800,000 in cash. This acquisition, accounted for by the purchase method of accounting, provides the Company with both a facility for the immediate production of its Antenna Technology and established manufacturing facility. The Company has continued to produce the miniature and subminiature electronic components previously produced by M.C. Davis and does not anticipate that the production of the Antenna Technology will significantly impact its ability to manufacture these electronic assemblies.

In September, 1996, the Company formed a wholly owned subsidiary, PI Corp., which merged with Particle Interconnect, Inc., a California corporation ("Particle California"). The Company exchanged 1,400,000 shares of Common Stock for all of the outstanding stock of Particle California. The transaction was accounted for as an immaterial pooling-of-interest as the prior operations of Particle California are not material to the Company's consolidated financial position, results of operations or cash flows. From the date of the merger, PI Corp. has been engaged primarily in the construction of production capabilities at its plant and the continuing development of the PI Technology. PI Corp. expects to commence commercial production of Particle Interconnect Products in 1997.

As the Antenna Technology and the PI Technology are in the development stage, the Company does not anticipate operating revenues from such lines of business until such time, if ever, as products developed using the Antenna Technology and PI Technology are completed, developed, manufactured in commercial quantities, available for commercial delivery, and accepted in the market place.

On July 7, 1996, the Company completed an offering pursuant to Regulation S under the Securities Act (the "Regulation S Offering") of 1,000 shares of its Series B Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $8,900,000. The Series B Preferred Stock is convertible into Common Stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $1,765,000. The Company recognized on a pro rata basis $1,625,000 of the dividend in its fiscal 1996 net loss per common share calculation and the balance of $140,000 in the first quarter of the 1997 fiscal year.

To further improve the Company's working capital position, the Company completed an offering pursuant to Regulation D to institutional investors on December 15, 1996, of 525 shares of its Series C Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $4,672,500. The Series C Preferred Stock is convertible into Common stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000 has been recognized on a pro rata basis in the first quarter of the 1997 fiscal year.


RESULTS OF OPERATIONS

REVENUES:

Total revenues in the first quarter of 1997 were $1,599,000 and represented an 87% increase over the first quarter revenues in the prior fiscal year. This increase in revenue was primarily attributable to the inclusion of revenues from the Company's new electronic components operations of $536,000 in the 1997 fiscal year and a $211,000 increase in first quarter sales of electron tube products over the first quarter sales of the prior fiscal year.

In September, 1996, the Company, through its wholly-owned subsidiary Cellular Magnetics merged with AC Magnetics, Inc. doing business as M.C. Davis. M.C. Davis was acquired by the Company to provide industrial engineering and production capabilities for the Company's antenna technology. M.C. Davis has production facilities located in Arizona City, Arizona and Sonora, Mexico, and has been engaged in the production of miniature and subminiature electronic components since 1968. The first quarter of the 1997 fiscal year represents the first quarter in which the results of the Company's new electronic components operations have been consolidated with the Company's.

Sales of electron tube products increased by 25% in the first quarter of 1997 compared to the first quarter of 1996. This increase was primarily due to new defense related contracts entered into in the final quarter of the 1996 fiscal year for which production did not begin until the first quarter of the 1997 fiscal year. The Company anticipates that sales under these contracts will continue for the remainder of the year at the rate experienced in the first quarter of the 1997 fiscal year. The balance of the Company's operations have remained stable in the first quarter of 1997 compared to the first quarter sales of the 1996 fiscal year.


GROSS PROFITS

Gross profits were 29% in the first quarter of the 1997 fiscal year compared with 33% in the 1996 fiscal year. This decrease in margins was primarily attributable to lower margins experienced on the sale of electronic components (30%) and increased costs associated with the manufacture of new electron tube products. In the first quarter of 1996, the Company focused primarily on the rebuild of electron tube products which generally carry higher margins than the manufacture and sale of new electron tube products.


RESEARCH AND DEVELOPMENT

Research and development expenses increased to $374,000 in the first quarter of fiscal 1997 compared to $12,000 in the first quarter of fiscal 1996. This increase was primarily attributable to research and development activities incurred in connection with the Company's new PI Technology ($341,000) as the Company commenced assembly of its pre-production line and began testing of the line and the technology. In addition, the Company continued its developmental work on its antenna technology in conjunction with Arizona State University which commenced in December, 1995.

GENERAL, SELLING AND ADMINISTRATIVE

General, selling and administrative expenses increased by 180% to $1,513,000 in the first quarter of the 1997 fiscal year compared to $541,000 in the first quarter of fiscal 1996. This increase was primarily attributable to the inclusion of general, selling and administrative expenses for the Company's new electronic components and cellular antenna operations ($169,000) and particle interconnect operations ($358,000). In addition, the Company incurred additional legal and accounting costs in the first quarter of 1997 related to the filing of a Registration Statement on Form S-1 in January, 1997.

OTHER INCOME/EXPENSE

The Company earned $98,000 in interest income on its cash and short term investments in the first quarter of the 1997 fiscal year while incurring interest expense of $43,000. In the first quarter of the 1996 fiscal year, the amount of interest income earned by the Company was insignificant and interest expense was $25,000.

INCOME TAXES

As of December 31, 1996 the Company had a net operating loss carryover for federal and California income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.



LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1996, operating working capital increased by $3,130,000. This increase was due primarily to net proceeds of $4,672,500 from the private placement of 525 Series C Preferred Shares and warrants in December, 1996. A portion of these proceeds were used to pay off liabilities (total $1,198,000) assumed on the acquisition of PI Corp. and M.C. Davis.

In the 1997 fiscal year, the Company intends to make capital expenditures of approximately $1,700,000. These expenditures will be made on the Company's new manufacturing facility in Watsonville, California, establishing the Company's initial full production line and facility using its PI Technology in Colorado Springs, Colorado and purchasing new equipment for the Company's manufacturing plants in Arizona City, Arizona and Sonora, Mexico in connection with the manufacture of the Antenna Systems. In the first quarter of fiscal 1997, capital expenditures totaled $290,000.

The Company believes that current and known future capital resources will be adequate to fund its operations over the next 12 months. The Company also believes that sales of its Antenna Systems and Particle Interconnect Products, both anticipated to commence in the 1997 fiscal year, in combination with the sales of the electronic assemblies of Cellular Magnetics and electron tube products of CTLwill provide sufficient funds to meet the Company's capital requirements for the next two years. At this time, the Company does not intend to raise additional capital through the sale of additional capital stock or through the issuance of debt.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

The Company has recently been notified of a potential litigation matter (the "Complaint") that may be filed by American Microcell Corp. ("AMC") and MicroAntenna, Inc. (collectively, "Plaintiffs") against, among others, the Company, Terry Neild, a director and Executive Vice President of the Company, and Lucius Ross, a consultant to the Company, in Superior Court of Maricopa County, No. CV 96-___. The Complaint alleges that Messrs. Ross and Neild, former directors of Plaintiffs, breached their fiduciary duties to Plaintiffs by appropriating a corporate opportunity, the acquisition of the Antenna Technology, of Plaintiffs for their personal benefit and the benefit of the Company. The Complaint requests both compensatory damages, an assignment of all rights to the Antenna Technology and a lien or constructive trust on the Antenna Technology and all proceeds therefrom.

The Company's management categorically denies all allegations made in the Complaint and believes the Complaint is meritless. The Company intends to defend the matter to the full extent of the law.

Other than the complaint, no material legal proceedings (other than routine litigation incidental to the business) to which the Company (or any officer or director of the Company, or any affiliate or owners of record or beneficially of more than 5% of the common stock) to management's knowledge, is a party or to which the property of the Company is subject, is pending and no such material proceedings are known by management of the Company to be contemplated.


Item 2.  Changes in Securities

On December 16, 1996, the Company completed an offering of 525 shares of Series C Preferred Stock (the "Series C Preferred Stock"). Each share of Series C Preferred Stock is convertible at the option of the holder into Common Stock as described below during the following period: (i) up to 20% of the Series C
Preferred Stock initially issued to the holder at any time on and after April 15, 1997; and (ii) an additional 20% per month on the 15th day of each month thereafter; provided, however, that the holder of the Series C Preferred Stock may not convert more than 25% of the aggregate Series C Preferred Stock initially issued to such holder in any given one month period beginning April 15, 1997 and ending on April 15, 1998.

In general, each share of Series C Preferred Stock is convertible into shares of Common Stock pursuant to the following formula (the Conversion Formula") (800) x (N/365) + 10,000/Conversion Price (with N being the number of days that have expired between the date of conversion and December 16, 1996, and the "Conversion Price" being the lessor of: $3.25 (the "Fixed Conversion Price") or 85% of average closing bid price (the "Closing Bid Price") of the Common Stock for the five trading days immediately preceding the date of conversion (the "Variable Conversion Price")). If at the time of conversion the Variable Conversion Price is less than the Fixed Conversion Price, the Company may elect, in its sole discretion, to redeem the shares of Series C Preferred Stock offered for conversion in an amount equal to $10,000 x 117.60%.

The Company also has the right to redeem the Series C Preferred Stock on or after December 16, 1997, provided the Company purchases at least $1,500,000 of Series C Preferred Stock (based on the Original Issuance Price defined below) for a price equal to 130% of the Original Issuance Price for the first 18 months. For each six months thereafter, the redemption percentage decreases by 5% until the expiration of three years.

Each share of Series C Preferred Stock outstanding at December 16, 1999, automatically shall either be converted in accordance with the Conversion Formula or the Original Issuance Price plus an accrued premium of 8% per year (the "Accrued Premium").

The holders of the Series C Preferred Stock are not entitled to receive dividends and shall have no voting power, except as otherwise provided by the Colorado Business Corporation Act (which generally provides voting rights for any action that directly adversely affects the rights of the holders of the Series C Preferred Stock). In the event of any liquidation, dissolution or winding up of the Company (a "Liquidation Event"), the holders of Series C Preferred Stock shall be entitled to receive, after any distribution to the holders of the Series B Preferred Stock and other senior securities, if any, and prior to any Distribution to any junior securities (including holders of Common Stock) the sum of $10,000 (the "Original Issue Price") and the Accrued Premium. At the option of each holder of Series C Preferred Stock, a sale, conveyance or disposition of substantially all of the assets of the Company or the effectuation by the Company of a transaction, or series of transactions, in which more than 50% of the voting power of the Company is disposed of, will generally be deemed to be a Liquidation Event.

So long as the shares of Series C Preferred Stock are outstanding, the Company may not, without the written approval of the holders of at least 75% of the then outstanding shares of Series C Preferred Stock (i) alter or change the rights, preferences or privileges of the Series C Preferred Stock or any senior securities, if any that would adversely effect the holders of the Series C Preferred Stock; (ii) create any class or series of capital stock having a preference over or on parity with the series C Preferred Stock with respect to Distributions; (iii) cause the holders of the Series C Preferred Stock to be taxed under Section 305 of the Internal Revenue Code; or (iv) issue any additional shares of Series C Preferred Stock.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               Exhibit 11.1: Statement of computation of earnings per share.

         (b)   Reports:

               1) Form 8-K, dated October 14, 1996, disclosed the acquisition of all assets, properties and business operations of A.C. Magnetics, Inc., d/b/a M.C. Davis & Company through the merger of A.C. Magnetics, Inc. d/b/a M. C. Davis & Company into Cellular Magnetics, Inc., a wholly owned subsidiary of the Company.

               2) Form 8-K/A-1, dated October 14, 1996, amendment to Form 8-K dated October 14, 1996, disclosed the financial statements of A.C. Magnetics, d/b/a M.C. Davis & Company. A.C. Magnetics, d/b/a M.C. Davis & Company was acquired by the Company through the merger of A.A. Magnetics, d/b/a M.C. Davis & Company into Cellular Magnetics, Inc. a wholly owned subsidiary of the Company.

                3) Form 8-K, dated December 16, 1996 disclosed the offering of up to Six Hundred (600) of the Company's Series C No Par Value Preferred Stock, with attached Warrants, for an aggregate of Six Million Dollars ($6,000,000) pursuant to Regulation D under the Securities Act of 1933, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 INTERCELL CORPORATION
                                 (Registrant)

                                     /s/ Gordon Sales
Date: February 21, 1997          By: ___________________________________________
                                     Gordon Sales, President and Chief Executive
                                     Officer


                                     /s/ Alan Smith
Date: February 21, 1997          By: ___________________________________________
                                     Alan Smith, Secretary and Chief Financial
                                     Officer