Form 10-Q/A
period 1996-12-31
INTERCELL CORP
filed 1997-04-30
CIK 745655

FORM 10-Q/A-1


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


                         Commission file number 0-14306

                              INTERCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                               84-0928627
---------------------------------------------       ----------------------
(State or other jurisdiction of incorporation         (I.R.S. employer
              or organization)                      identification number)



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X]   No

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

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                            (Unaudited)
                                                                         December 31, 1996    September 30, 1996
                                                                         -----------------    ------------------

                                     ASSETS
Current assets
   Cash and cash equivalents                                                $  8,116,000         $  4,224,000
   Short term investments                                                        975,000            3,063,000
   Accounts receivable, net                                                      810,000              746,000
   Inventories                                                                 1,156,000            1,066,000
   Prepaid expenses and other current assets                                     141,000              102,000
   Investment land held for sale                                               1,424,000            1,424,000
                                                                            ------------         ------------
         Total current assets                                                 12,622,000           10,625,000

Property, plant and equipment, net                                             1,638,000            1,418,000
Goodwill and other intangible assets, net                                      1,510,000            1,583,000
Other assets                                                                     213,000              200,000
                                                                            ------------         ------------
          Total assets                                                      $ 15,983,000         $ 13,826,000
                                                                            ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable                                                            $         --         $    266,000
   Notes payable to related parties                                                   --              932,000
   Current portion of long-term debt                                              15,000              120,000
   Accounts payable and accrued liabilities                                      858,000              742,000
                                                                            ------------         ------------
         Total current liabilities                                               873,000            2,060,000

Long term debt, less current portion                                              29,000               86,000
                                                                            ------------         ------------
         Total liabilities                                                       902,000            2,146,000
                                                                            ------------         ------------

Commitments

 Stockholders' equity:
 Convertible preferred stock: 10,000,000 shares authorized
  Series B; 228 and 787 issued and outstanding as of
   December 31, 1996 and September 30, 1996 respectively                       1,603,000            5,533,000
  Series C; 525 and 0 issued and outstanding as of
   December 31, 1996 and September 30, 1996 respectively                       3,492,000                   --
 Warrants to acquire common stock                                              3,051,000            1,870,000
 Common stock; no par value; 100,000,000 shares authorized
   17,663,459 and 15,734,229 shares outstanding as of

   December 31, 1996 and September 30, 1996 respectively                      16,690,000           12,187,000
 Deferred compensation                                                          (254,000)            (331,000)
 Accumulated deficit                                                          (9,501,000)          (7,579,000)
                                                                            ------------         ------------

         Total stockholders' equity                                           15,081,000           11,680,000
                                                                            ------------         ------------
                                                                            $ 15,983,000         $ 13,826,000
                                                                            ============         ============

     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                         December 31
                                                     --------------------
                                                     1996            1995
                                                     ----            ----

Net sales                                      $  1,599,000    $    853,000
Cost of goods sold                                1,143,000         571,000
                                               ------------    ------------
         Gross profits                              456,000         282,000


Selling, general and administrative expenses      2,064,000         541,000
Research and development                            374,000          12,000
                                               ------------    ------------
         Operating loss                          (1,982,000)       (271,000)

Other income (expense)                               60,000         (20,000)
                                               ------------    ------------
         Loss before income taxes                (1,922,000)       (291,000)

Income taxes                                             --              --
                                               ------------    ------------
          Net loss                             $ (1,922,000)   $   (291,000)

Deemed Preferred Stock Dividend relating to
  in-the-money conversion terms                     221,000              --

Accretion on Preferred Stock                        139,000              --
                                               ------------    ------------
Net loss applicable to common stockholders     $ (2,282,000)   $   (291,000)
                                               ============    ============
Net loss per common share                      $       (.14)   $      (0.03)
                                               ============    ============

Weighted average number of shares of
   common stock outstanding                      16,527,588      10,457,547
                                               ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                           Three Months Ended
                                                                              December 31
                                                                          --------------------
                                                                          1996            1995
                                                                          ----            ----
Cash flows from operating activities

   Net loss                                                           $(1,922,000)   $  (291,000)
   Adjustments to reconcile net loss to
   cash (used in) provided by operating activities:
         Depreciation and amortization                                    143,000         11,000
         Amortization of deferred compensation                            607,000        210,000
         Common stock issued for interest                                  43,000             --

   Changes in operating assets and liabilities
         Accounts receivable                                              (64,000)       127,000
         Inventory                                                        (90,000)        (6,000)
         Prepaid expenses                                                 (39,000)         3,000
         Current liabilities                                              116,000          6,000
                                                                      -----------    -----------
   Net cash provided by (used in) operating activities                 (1,206,000)        60,000
                                                                      -----------    -----------

 Cash flows from investing activities
   Proceeds from sales and maturities of short-term investments         2,088,000             --
   Acquisition of property, plant and equipment                          (290,000)       (15,000)
   Acquisition of other assets                                            (13,000)            --
                                                                      -----------    -----------
     Net cash provided by (used in) investing activities                1,785,000        (15,000)
                                                                      -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                                      --         39,000
   Proceeds from issuance of Series C preferred stock                   4,673,000             --
     and warrants
   Repayments of notes payable                                         (1,198,000)       (86,000)
   Repayments of long term debt                                          (162,000)        (1,000)
                                                                      -----------    -----------

     Net cash provided by (used in) financing activities                3,313,000        (48,000)
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                    3,892,000         (3,000)

Cash and cash equivalents at beginning of period                        4,224,000         57,000
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 8,116,000    $    54,000
                                                                      ===========    ===========

Cash paid during the period for interest                              $       --     $    25,000
                                                                      ===========    ===========

Non-cash investing and financing activities
   Series B preferred stock converted to common                       $ 3,930,000    $        --
                                                                      ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Intercell Corporation and its wholly owned subsidiaries (the "Company"). All intercompany transactions have been eliminated.

         The condensed consolidated financial statements are unaudited (except for the balance sheet information as of September 30, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The condensed consolidated financial statements should be read in conjunction with the September 30, 1996 audited financial statements of Intercell Corporation and the notes thereto. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for the entire year ended September 30, 1997, or any future period.

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

3.       INVENTORIES

         Inventories consist of:     December 31, 1996       September 30, 1996
                                     -----------------       ------------------

         Raw materials                  $  483,000                $  422,000
         Work in process                   482,000                   453,000
         Finished goods                    191,000                   191,000
                                        ----------                ----------
                                        $1,156,000                $1,066,000
                                        ==========                ==========

4.       SERIES C PREFERRED SHARES

         In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

         Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000 has been recognized on a pro rata basis in the first quarter of the 1997 fiscal year. The Series C preferred are junior to the Company's Series B preferred shares and contain a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation, Series C preferred shares are not entitled to voting rights.

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

5.       STOCK-BASED COMPENSATION

         In October 1996, the Company recognized compensation expense totaling $530,0000 related to the transfer of 150,000 stock options from certain officer/shareholders to an officer of the Company. The options are exercisable at $.50 per share, expire ten years from the date of grant and vest immediately. The fair value of the stock on the date of transfer was $4.03 per share. The Company recognized compensation expense associated with these options using the intrinsic value method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's operations are conducted by and through its wholly owned subsidiaries, California Tube Laboratory, Inc. ("CTL"), Cellular Magnetics, Inc. ("Cellular Magnetics"), Intercell Wireless Corp., and Particle Interconnect Corporation ("PI Corp.").

In July 1995, the Company acquired CTL, a manufacturer and rebuilder of a wide variety of electron power tubes. Currently, CTL provides rebuilt and new electron tubes to a wide variety of customers who use microwave technology in various types of applications, including AM and VHF radio, television, linear accelerators, radar, electron guns and industrial microwave and heating use.

The Company has the rights to certain patent applications relating to the Antenna Technology that the Company jointly developed with the Telecommunications Research Center at Arizona State University ("ASU"). The Antenna Technology is designed to reduce actual or perceived health hazards that may be associated with exposure to electromagnetic signals by using a "shielded" antenna. The Antenna Technology has been tested in working prototypes in cellular phones by ASU. These tests indicated a significant reduction in radiation emissions caused by wireless devices, and cellular phones in particular. The tests also indicated several other benefits, including increased range and reception and improved battery life.

In September 1996, the Company formed a wholly owned subsidiary, Cellular Magnetics, which acquired all the assets and liabilities of M.C. Davis Company ("M.C. Davis") in exchange for 277,778 shares of Common Stock valued at $1,000,000 and $800,000 in cash. This acquisition, accounted for by the purchase method of accounting, provides the Company with both a facility for the immediate production of its Antenna Technology and established manufacturing facility. The Company has continued to produce the miniature and subminiature electronic components previously produced by M.C Davis and does not anticipate that the production of the Antenna Technology will significantly impact its ability to manufacture these electronic assemblies.

In September 1996, the Company formed a wholly owned subsidiary, PI Corp., which merged with Particle Interconnect, Inc., a California corporation ("Particle California"). The Company exchanged 1,400,000 shares of Common Stock for all of the outstanding stock of Particle California. The transaction was accounted for as an immaterial pooling-of-interest as the prior operations of Particle California are not material to the Company's consolidated financial position, results of operations or cash flows. From the date of the merger, PI Corp. has been engaged primarily in the construction of production capabilities at its plant and the continuing development of the PI Technology. PI Corp. expects to commence commercial production of Particle Interconnect Products in 1997.

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

REVENUES

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

In September 1996, the Company, through its wholly owned subsidiary Cellular Magnetics merged with AC Magnetics, Inc. doing business as M.C. Davis. M.C. Davis was acquired by the Company to provide industrial engineering and production capabilities for the Company's antenna technology. M.C. Davis has production facilities located in Arizona City, Arizona and Sonora, Mexico, and has been engaged in the production of miniature and subminiature electronic components since 1968. The first quarter of the 1997 fiscal year represents the first quarter in which the results of the Company's new electronic components operations have been consolidated with the Company's.

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

GENERAL, SELLING AND ADMINISTRATIVE

General, selling and administrative expenses increased by 278% to $2,064,000 in the first quarter of the 1997 fiscal year compared to $541,000 in the first quarter of fiscal 1996. This increase was primarily attributable to the inclusion of general, selling and administrative expenses for the Company's new electronic components and cellular antenna operations ($169,000), particle interconnect operations ($358,000) and compensation recognized on the transfer of stock options from three principal shareholders to an officer and director of the Company ($530,000). In addition, the Company incurred additional legal and accounting costs in the first quarter of 1997 related to the filing of a Registration Statement on Form S-1 in January 1997.

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

The Company believes that current and known future capital resources will be adequate to fund its operations over the next 12 months. The Company also believes that sales of its Antenna Systems and Particle Interconnect Products, both anticipated to commence in the 1997 fiscal year, in combination with the sales of the electronic assemblies of Cellular Magnetics and electron tube products of CTL will provide sufficient funds to meet the Company's capital requirements for the next two years. At this time, the Company does not intend to raise additional capital through the sale of additional capital stock or through the issuance of debt.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has recently been notified of a potential litigation matter (the "Complaint") that may be filed by American Microcell Corp. ("AMC") and MicroAntenna, Inc. (collectively, "Plaintiffs") against, among others, the Company, Terry Neild, a director and Executive Vice President of the Company, and Lucius Ross, a consultant to the Company, in Superior Court of Maricopa County, No. CV 97-00642. The Complaint alleges that Messrs. Ross and Neild, former directors of Plaintiffs, breached their fiduciary duties to Plaintiffs by appropriating a corporate opportunity, the acquisition of the Antenna Technology, of Plaintiffs for their personal benefit and the benefit of the Company. The Complaint requests both compensatory damages, an assignment of all rights to the Antenna Technology and a lien or constructive trust on the Antenna Technology and all proceeds therefrom.

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

         (b) Reports:

             1) Form 8-K, dated October 14, 1996, disclosed the acquisition of all assets, properties and business operations of A.C. Magnetics, Inc., d/b/a M.C. Davis & Company through the merger of A.C. Magnetics, Inc. d/b/a M.C. Davis & Company into Cellular Magnetics, Inc., a wholly owned subsidiary of the Company.

             2) Form 8-K/A-l, dated October 14, 1996, amendment to Form 8-K dated October 14, 1996, disclosed the financial statements of A.C. Magnetics, d/b/a M.C. Davis & Company. A.C. Magnetics, d/b/a M.C. Davis & Company was acquired by the Company through the merger of A.A. Magnetics, d/b/a M.C. Davis & Company into Cellular Magnetics, Inc. a wholly owned subsidiary of the Company.

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

                         INTERCELL CORPORATION

                         (Registrant)



Date: April 29, 1997     By: /s/ Alan M. Smith
                            ----------------------------------------------------
                            Alan M. Smith, Secretary and Chief Financial Officer