Form 10-Q
period 1997-03-31
INTERCELL CORP
filed 1997-05-15
CIK 745655

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-14306

                              INTERCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                     84-0928627
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I.R.S employer identification number)
incorporation or organization


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

As of April 25, 1997 there were 18,472,606 shares of the registrant's sole class of common shares, 111 Class B Preferred Shares and 525 Series C Preferred Shares outstanding.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets
                    March 31, 1997 and September 30, 1996                    1

              Condensed Consolidated Statement of Operations
                    For the Three Months Ended March 31, 1997 and 1996
                    and the Six Months Ended March 31, 1997 and 1996         2

              Condensed Consolidated Statement of Cash Flows
                    For the Six Months Ended March 31, 1997 and 1996         3

              Notes to Condensed Consolidated Financial Statements
                    March 31, 1997                                           4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 2.    Changes in Securities                                             10

Item 6.    Exhibits and Reports on Form 8-K                                  11


           SIGNATURES                                                        12

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                          INTERCELL CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Balance Sheet

                                                                                     (Unaudited)
                                                                                   March 31, 1997         September 30, 1996
                                      ASSETS                                       --------------         ------------------
                                      ------
Current assets
    Cash and cash equivalents                                                     $   7,029,000            $   4,224,000
    Short term investments                                                                    -                3,063,000
    Accounts receivable, net                                                            967,000                  746,000
    Inventories                                                                       1,398,000                1,066,000
    Prepaid expenses and other current assets                                           137,000                  102,000
    Investment land held for sale                                                     1,424,000                1,424,000
                                                                                     ----------               ----------
        Total current assets                                                         10,955,000               10,625,000

Property, plant and equipment, net                                                    2,248,000                1,418,000
Goodwill and other intangible assets, net                                             1,438,000                1,583,000
Other assets                                                                             54,000                  200,000
                                                                                     ----------               ----------

                                                                                   $ 14,695,000             $ 13,826,000
                                                                                     ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Note payable                                                                   $          -             $    266,000
    Notes payable to related parties                                                          -                  932,000
    Current portion of long-term debt                                                         -                  120,000
    Accounts payable and accrued liabilities                                            868,000                  742,000
                                                                                     ----------               ----------
        Total current liabilities                                                       868,000                2,060,000

Long term debt, less current portion                                                          -                   86,000
                                                                                     ----------               ----------

        Total liabilities                                                               868,000                2,146,000
                                                                                     ----------               ----------

Commitments

Stockholders' equity:
    Convertible preferred stock: 10,000,000 shares authorized
        Series B; 186 and 787 issued and outstanding as of March 31, 1997
           and September 30, 1996 respectively                                        1,308,000                5,533,000
        Series C; 525 issued and outstanding as of March 31, 1997                     3,492,000                        -
    Warrants to acquire common stock                                                  3,051,000                1,870,000
    Common stock; no par value; 100,000,000 shares authorized
        18,019,508 and 15,734,229 shares outstanding as of March 31, 1997
           and September 30, 1996 respectively                                       17,135,000               12,187,000
    Deferred compensation                                                           (   199,000)             (   331,000)
    Accumulated deficit                                                             (10,960,000)             ( 7,579,000)
                                                                                     ----------               ----------

        Total stockholders' equity                                                   13,827,000               11,680,000
                                                                                     ----------               ----------

                                                                                   $ 14,695,000             $ 13,826,000
                                                                                     ==========               ==========


                          See accompanying notes to condensed consolidated financial statements.


                                         INTERCELL CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Statement of Operations
                                                    (Unaudited)


                                                          Three Months Ended                      Six Months Ended
                                                               March  31                              March 31
                                                              ----------                              --------
                                                        1997              1996                 1997              1996
                                                        ----              ----                 ----              ----

Net sales                                          $   1,849,000   $      773,000        $   3,448,000     $   1,626,000
Cost of goods sold                                     1,298,000          779,000            2,441,000         1,350,000
                                                     -----------      -----------          -----------       -----------

    Gross profit                                         551,000     (      6,000)           1,007,000           276,000

Selling, general and administrative expenses           1,226,000        1,119,000            3,290,000         1,660,000
Research and development                                 815,000           20,000            1,189,000            32,000
                                                     -----------      -----------          -----------       -----------

    Operating loss                                  (  1,490,000)    (  1,145,000)        (  3,472,000)     (  1,416,000)

Other income (expense)                                    31,000           20,000               91,000                 -
                                                      ----------      -----------          -----------       -----------

    Loss before income taxes                        (  1,459,000)    (  1,125,000)        (  3,381,000)     (  1,416,000)

Income taxes                                                   -                -                    -                 -
                                                      ----------      -----------          -----------       -----------

    Net loss                                       $(  1,459,000)   $(  1,125,000)        (  3,381,000)     (  1,416,000)

Deemed Preferred Stock Dividend relating to
    in-the-money conversion terms                        496,000                -              717,000                 -

Accretion on Preferred Stock                             155,000                -              295,000                 -
                                                      ----------       ----------           -----------       ----------

Net loss applicable to common stockholders         $(  2,110,000)   $(  1,125,000)       $(  4,393,000)    $(  1,416,000)
                                                     ===========      ===========          ===========       ===========

Net loss per common share                          $(       0.12)   $(       0.09)       $(       0.26)    $(      0.12)
                                                     ===========      ===========          ===========       ==========

Weighted average number of shares of
    common stock outstanding                          17,789,405       12,096,054           16,996,221        12,145,428
                                                      ==========       ==========           ==========        ==========









                          See accompanying notes to condensed consolidated financial statements.

                                                        2


                                          INTERCELL CORPORATION AND SUBSIDIARIES
                                      Condensed Consolidated Statement of Cash Flows
                                                       (Unaudited)

                                                                                              Six Months Ended
                                                                                                  March 31
                                                                                                  --------
                                                                                        1997                     1996
                                                                                        ----                     ----
Cash flows from operating activities
    Net loss                                                                      $(  3,381,000)           $(  1,416,000)
    Adjustments to reconcile net loss to cash used in
      operating activities:
        Depreciation and amortization                                                   277,000                   24,000
        Amortization of deferred compensation                                           662,000                  897,000
        Common stock issued for interest                                                 43,000                        -
    Changes in operating assets and liabilities
        Accounts receivable                                                        (    221,000)                 186,000
        Inventory                                                                  (    332,000)            (    143,000)
        Prepaid expenses                                                           (     35,000)                   7,000
        Current liabilities                                                             126,000                   87,000
                                                                                    -----------              -----------

      Net cash used in operating activities                                        (  2,861,000)            (    358,000)
                                                                                    -----------              ----------

Cash flows from investing activities
    Proceeds from maturities of short-term investments                                3,063,000                        -
    Acquisition of property, plant and equipment                                   (    962,000)            (     20,000)
    Other assets                                                                        146,000                        -
                                                                                    -----------              -----------
      Net cash provided by (used in) investing activities                             2,247,000             (     20,000)
                                                                                    -----------              -----------

Cash flows from financing activities
    Proceeds from issuance of common stock                                              150,000                  360,000
    Proceeds from issuance of Series C preferred stock and warrants                   4,673,000                        -
    Repayments of notes payable                                                    (  1,198,000)            (      1,000)
    Repayment of long term debt                                                    (    206,000)                       -
                                                                                    -----------              -----------
      Net cash provided by financing activities                                       3,419,000                  359,000
                                                                                    -----------              -----------

Net increase (decrease) in cash and cash equivalents                                  2,805,000             (     19,000)

Cash and cash equivalents at beginning of period                                      4,224,000                   57,000
                                                                                    -----------              -----------

Cash and cash equivalents at end of period                                         $  7,029,000             $     38,000
                                                                                    ===========              ===========

Cash paid during the period for interest                                           $          -             $     25,000
                                                                                    ===========              ===========

Non-cash investing and financing activities
    Series B preferred stock converted to common stock                             $  4,225,000             $          -
                                                                                    ===========              ===========
    Transfer of stock options from principal shareholders to
        Company officer                                                            $    530,000             $          -
                                                                                    ===========              ===========





                          See  accompanying notes to condensed consolidated financial statements.

                                                          3

                     INTERCELL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts
         of  Intercell  Corporation  and  its  wholly-owned   subsidiaries  (the
         "Company"). All intercompany transactions have been eliminated.

         The condensed consolidated financial statements are unaudited (except for the balance sheet information as of September 30, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The condensed consolidated financial statements should be read in conjunction with the September 30, 1996 audited financial statements of Intercell Corporation and the notes thereto. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results for the entire year ended September 30, 1997, or any future period.

2.       NET LOSS PER SHARE

         Net loss applicable to common stockholders is computed by dividing the sum of net loss, deemed preferred stock dividends and accretion on preferred stock by the weighted average number of common shares and dilutive common equivalent shares outstanding for each period presented. Common stock equivalent shares consist of stock options and are computed using the treasury stock method.

3.       INVENTORIES

         Inventories consist of:           March 31, 1997     September 30, 1996
                                           --------------     ------------------

                  Raw materials            $    594,000         $    422,000
                  Work in process               612,000              453,000
                  Finished goods                192,000              191,000
                                             ----------           ----------
                                            $ 1,398,000          $ 1,066,000
                                              =========            =========

4.       SERIES C PREFERRED SHARES

         In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

         Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000 and $496,000 has been recognized on a pro rata basis in the first and second quarters of the 1997 fiscal year respectively. The Series C preferred are junior to the Company's Series B preferred shares and contain a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Series C preferred shares are not entitled to voting rights.

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

5.        Recent Accounting Pronouncements

          The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Adoption of SFAS No. 128 is not expected to have a material impact on net loss per common share as presented in the accompanying consolidated statements of operations.

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

The Company is currently engaged in three lines of business: (i) the manufacture and rebuilding of specialty electron power tubes; (ii) the design, development and production of shielded cellular phone antennas that use the Company's proprietary antenna technology (the "Antenna Technology") as well as the manufacture of miniature and subminiature coils, transformers and other electronic assemblies; and (iii) the design, development and production of patented particle interconnect products that use the Company's patented particle interconnect technology (the "PI Technology") and a proprietary trade secret electroplating process (the "Proprietary Electroplating Process").

The Company's operations are conducted by and through its wholly owned subsidiaries, California Tube Laboratory, Inc. ("CTL"), Cellular Magnetics, Inc. ("Cellular Magnetics"), Intercell Wireless Corp. , and Particle Interconnect Corporation ("PI Corp.").

CTL is a manufacturer and rebuilder of a wide variety of electron power tubes. Currently, CTL provides rebuilt and new electron tubes to a wide variety of customers who use microwave technology in various types of applications, including AM and VHF radio, television, linear accelerators, radar, electron guns and industrial microwave and heating use.

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

The Company believes that a significant requirement for introducing products utilizing both the Antenna Technology and the PI Technology into the market will be entering into joint venture, co-manufacturing, licensing or other similar arrangements with existing manufacturers or distributors in these fields.

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

To further improve the Company's working capital position, the Company completed an offering pursuant to Regulation D to institutional investors on December 15, 1996, of 525 shares of its Series C Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $4,672,500. The Series C Preferred Stock is convertible into Common stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000 and $496,000 has been recognized on a pro rata basis in the first and second quarters of the 1997 fiscal year respectively.


RESULTS OF OPERATIONS

REVENUES:

Total revenues in the second quarter of 1997 were $1,849,000 and represented a 139% increase over the second quarter revenues in the prior fiscal year. Total revenues in the six months ended March 31, 1997 were $3,448,000, a 112% increase over revenues in the six month period ending March 31, 1996. These increases in revenue were primarily attributable to the inclusion of revenues from the Company's new electronic components operations of $536,000 and $510,000 in the first and second quarters of the 1997 fiscal year respectively and a $211,000 and $565,000 increase in first and second quarter sales of electron tube products in the current fiscal year over the first and second quarter sales of the prior fiscal year.

In September, 1996, the Company, through its wholly-owned subsidiary Cellular Magnetics merged with AC Magnetics, Inc. doing business as M.C. Davis. M.C. Davis was acquired by the Company to provide industrial engineering and production capabilities for the Company's antenna technology. M.C. Davis has production facilities located in Arizona City, Arizona and Sonora, Mexico, and has been engaged in the production of miniature and subminiature electronic components since 1968. The 1997 fiscal year represents the first year in which the results of the Company's new electronic components operations have been consolidated with the Company's.

Sales of electron tube products increased by 57% in the second quarter of 1997 compared to the second quarter of 1996 and by 48% in the first six months of 1997 compared to the first six months of the 1996 fiscal year. This increase was primarily due to new defense related contracts entered into in the final quarter of the 1996 fiscal year for which production did not begin until the first and second quarters of the 1997 fiscal year. The Company anticipates that sales under these contracts will continue for the remainder of the year at the rate experienced in the second quarter of the 1997 fiscal year. The balance of the Company's operations have remained stable in the first six months of 1997 compared to the first six months of the 1996 fiscal year.


GROSS PROFITS

Gross profits were 30% in the three months ended March 31, 1997 fiscal year compared with -1% in the second quarter of the 1996 fiscal year. For the six months ended March 31, 1997 gross profits were 29% compared to 17% for the six months ended March 31, 1996. This increase in margins over the 1996 comparative periods was primarily attributable to higher margins experienced on the sale of electronic components, and on development contracts for new electron tube products. In addition, the defense contracts entered into in the fourth quarter of 1996 are primarily for the rebuild of electron tube products which generally carry higher margins than the manufacture and sale of new electron tube products.


RESEARCH AND DEVELOPMENT

Research and development expenses increased to $815,000 in the second quarter of fiscal 1997 compared to $20,000 in the second quarter of fiscal 1996 and to $1,189,000 in the six months ended March 31, 1997 compared to $32,000 in the six months ended March 31, 1996. This increase was primarily attributable to research and development activities incurred in connection with the Company's new PI Technology ($615,000 and $956,000 in the three month and six month periods ended March 31, 1997 respectively) as the Company commenced design, assembly and testing of its production line and continued testing of the technology. In addition, the Company continued its developmental work on its antenna technology ($200,000 and $233,000 in the three month and six month periods ended March 31, 1997 respectively) in conjunction with Arizona State University.


GENERAL, SELLING AND ADMINISTRATIVE

General, selling and administrative expenses increased by 10% to $1,226,000 in the second quarter of 1997 compared to $1,119,000 in the second quarter of the 1996 fiscal year. For the six months ended March 31, 1997, general selling and administrative expenses increased by 98% to $3,290,000 compared to $1,660,000 in the six months ended March 31, 1996. This increase was primarily attributable to the inclusion of compensation recognized on the transfer of stock options from three principal shareholders to an officer and director of the Company ($530,000) in the first quarter of the 1997 fiscal year, additional legal and accounting costs in the 1997 fiscal year related to the filing of a Registration Statement on Form S-1 in January, 1997, and the inclusion of general, selling and administrative expenses for the Company's new electronic components and cellular antenna operations and particle interconnect operations for the first time in the 1997 fiscal year.


OTHER INCOME/EXPENSE

Other income/expense includes $64,000 in interest income earned on its cash and short term investments in the second quarter of the 1997 fiscal year and $162,000 in the six months ended March 31, 1997. In the first six months of the 1996 fiscal year, the amount of interest income earned by the Company was insignificant. The remaining balance of other income/expense is comprised of miscellaneous expense accruals.


INCOME TAXES

As of March 31, 1997 the Company had a net operating loss carryover for federal and California income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.



LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1997, cash and cash equivalents increased by $2,805,000. Net cash used in operations was $2,861,000, due primarily to an operating loss of $3,381,000 and increases in accounts receivable of $221,000 and inventories of $332,000, partially offset by depreciation and amortization of $277,000, amortization of deferred compensation of $662,000 and an increase in current liabilities of $126,000. Net cash provided by investments was $2,247,000 due primarily to the maturity of short-term investments and the disposition of other assets, offset by the acquisition of property, plant and equipment. Net cash provided by financing activities was $3,419,000. This was due primarily to net proceeds of $4,673,000 from the private placement of 525 Series C Preferred Shares and warrants in December, 1996. A portion of these proceeds were used to pay off liabilities of $1,198,000 assumed on the acquisition of PI Corp. and M.C. Davis and to repay long-term debt of $206,000.

In the 1997 fiscal year, the Company intends to make capital expenditures of approximately $1,700,000. These expenditures will be made on the Company's new manufacturing facility in Watsonville, California, establishing the Company's initial full production line and facility using its PI Technology in Colorado Springs, Colorado and purchasing new equipment for the Company's manufacturing plants in Arizona City, Arizona and Sonora, Mexico in connection with the manufacture of the Antenna Systems. In the second quarter of fiscal 1997, capital expenditures totaled $672,000.

The Company  believes that current and known future  capital  resources  will be adequate to fund its operations over the next 12 months. The Company also believes that sales of its Antenna Systems and Particle Interconnect Products, both anticipated to commence in the 1997 fiscal year, in combination with the sales of the electronic assemblies of Cellular Magnetics and electron tube products of CTL will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the Company's belief that it will be successful in entering into a joint venture, co-manufacturing, licensing or other similar arrangement with existing connector manufacturers (with respect to the manufacture of Particle Interconnect Products) and with existing manufacturers of the internal components for cellular phones or cellular service providers (with respect to the Antenna Systems). The failure to enter into such relationships could result in the Company requiring substantial additional capital and resources to bring the Particle Interconnect Products and its Antenna Systems to market.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the issuance of debt or equity in the Company.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The Company was notified of a potential litigation matter (the "Complaint") that was to be filed by American Microcell Corp. ("AMC") and MicroAntenna, Inc. (collectively, "Plaintiffs") against, among others, the Company, Terry Neild, a director and Executive Vice President of the Company, and Lucius Ross, a consultant to the Company, in Superior Court of Maricopa County, No. CV 96-___. The Complaint alleged that Messrs. Ross and Neild, former directors of Plaintiffs, breached their fiduciary duties to Plaintiffs by appropriating a corporate opportunity, the acquisition of the Antenna Technology, of Plaintiffs for their personal benefit and the benefit of the Company. The Complaint requests both compensatory damages, an assignment of all rights to the Antenna Technology and a lien or constructive trust on the Antenna Technology and all proceeds therefrom.

The Company agreed to settle this matter through the payment of $40,000 to the Plaintiffs, which amount was paid subsequent to March 31, 1997.

Subsequent to the date of the Company's acquisition of Particle California, the Company became aware of a purported assignment on February 14, 1991 of a one-half interest, title and right to the then patent application, which is now U.S. Patent No. 5,083,697 (a basic patent underlying the PI Technology) made by Louis Difrancesco, the inventor of the PI Technology, to Mr. Kenneth Bahl. Based upon documentation the Company has been able to obtain to date, the Company believes the assignment was given in consideration of the formation of a business that was never formed and, thus, the assignment appears to be invalid due to a failure of consideration and appears to be voidable for failure of performance. Mr. Bahl may have licensed at least one company, PI Materials, Inc., to practice the inventions that are the subject of the assignment. To the extent the assignment is valid, Mr. Bahl would have a one-half interest in certain patents based on the PI Technology. Any future activity by Mr. Bahl including assignment, sale or license of these patents by Mr. Bahl to other persons or entities could materially adversely affect the Company's business, financial conditions and results of operations. The Company is currently vigorously pursuing a resolution to this matter, including the possibility of initiating all legal remedies available to it to obtain the full and unconditional rights to the PI Technology.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit 11.1: Statement of computation of earnings per share.
                  Exhibit 27:   Financial Data Schedule

         (b)      Reports:

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INTERCELL CORPORATION

                                   (Registrant)


                                        /s/ Gordon Sales
Date: May 13, 1997                  By: _______________________________________
                                        Gordon Sales, President and Chief
                                        Executive Officer


                                        /s/ Alan Smith
Date: May 13, 1997                  By: ________________________________________
                                        Alan Smith, Secretary and Chief
                                        Financial Officer