Form 10-Q
period 1997-06-30
INTERCELL CORP
filed 1997-09-05
CIK 745655

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-14306

                              INTERCELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Colorado                              84-0928627
- -------------------------------       --------------------------------------
(State or other jurisdiction of       (I.R.S employer identification number)
 incorporation or organization)


                        370 Seventeenth Street Suite 3290
                              Denver Colorado              80202
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 592-1010

                      999 West Hastings Street, Suite 1750
                        Vancouver, B.C., Canada, V6C 2W2
              ---------------------------------------------------
              (Former name, former address or former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

As of July 31, 1997 there were 30,576,524 shares of the registrant's sole class of common shares, 5 Class B Preferred Shares and 167 Series C Preferred Shares outstanding.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets
                  June 30, 1997 and September 30, 1996                 1

            Condensed Consolidated Statement of Operations
                  For the Three Months Ended June 30, 1997 and 1996
                  and the Nine Months Ended June 30, 1997 and 1996     2

            Condensed Consolidated Statement of Cash Flows
                  For the Nine Months Ended June 30, 1997 and 1996     3

            Notes to Condensed Consolidated Financial Statements
                  June 30, 1997                                        4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                    7


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                          11

ITEM 2.    CHANGES IN SECURITIES                                      11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           11


           SIGNATURES                                                 13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                                              (Unaudited)     September 30,
                                                                             June 30, 1997       1996
                                                                             -------------       ----
                                     ASSETS
Current assets
    Cash and cash equivalents                                               $  1,526,000    $  4,224,000
    Short term investments                                                       789,000       3,063,000
    Accounts receivable, net                                                     904,000         746,000
    Inventories                                                                2,850,000       1,066,000
    Prepaid expenses and other current assets                                    249,000         102,000
    Investment land held for sale                                              1,424,000       1,424,000
                                                                            ------------    ------------
        Total current assets                                                   7,742,000      10,625,000

Property, plant and equipment, net                                             3,595,000       1,418,000
Goodwill and other intangible assets, net                                      1,365,000       1,583,000
Unallocated purchase price related to Sigma 7 acquisition                      3,341,000            --
Other assets                                                                      72,000         200,000
                                                                            ------------    ------------
                                                                            $ 16,115,000    $ 13,826,000
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                                                            $       --      $    266,000
    Notes payable to related parties                                                --           932,000
    Current portion of long-term debt                                               --           120,000
    Accounts payable and accrued liabilities                                   2,124,000         742,000
                                                                            ------------    ------------
        Total current liabilities                                              2,124,000       2,060,000

Long term debt, less current portion                                                --            86,000
                                                                           -------------    ------------

        Total liabilities                                                      2,124,000       2,146,000
                                                                           -------------    ------------

Minority interest in subsidiary                                                2,500,000            --
                                                                           -------------    ------------

Stockholders' equity:
    Convertible preferred stock: 10,000,000 shares authorized
        Series B; 59 and 787 issued and outstanding as of June 30, 1997
           and September 30, 1996 respectively                                   415,000       5,533,000
        Series C; 403 issued and outstanding as of June 30, 1997               2,681,000            --
    Warrants to acquire common stock                                           3,051,000       1,870,000
    Common stock; no par value; 100,000,000 shares authorized
        20,378,043 and 15,734,229 shares outstanding as of June 30, 1997,
           and September 30, 1996 respectively                                18,839,000      12,187,000
    Deferred compensation                                                        (77,000)       (331,000)
    Accumulated deficit                                                      (13,418,000)     (7,579,000)
                                                                            ------------    ------------
        Total stockholders' equity                                            11,491,000      11,680,000
                                                                            ------------    ------------
                                                                            $ 16,115,000    $ 13,826,000
                                                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                                         June 30                           June 30
                                                         -------                           -------
                                                   1997              1996           1997           1996
                                                   ----              ----           ----           ----

Net sales                                      $  1,978,000    $    873,000    $  5,426,000    $  2,499,000
Cost of goods sold                                1,639,000         516,000       4,080,000       1,866,000
                                               ------------    ------------    ------------    ------------

Gross profit                                        339,000         357,000       1,346,000         633,000

Selling, general and administrative expenses      2,544,000       2,479,000       5,834,000       4,139,000
Research and development                            348,000           6,000       1,537,000          38,000
                                               ------------    ------------    ------------    ------------

    Operating loss                               (2,553,000)     (2,128,000)     (6,025,000)     (3,544,000)

Other income (expense)                               95,000        (121,000)        186,000        (121,000)
                                               ------------    ------------    ------------    ------------

    Loss before income taxes                     (2,458,000)     (2,249,000)     (5,839,000)     (3,665,000)

Income taxes                                           --              --              --              --
                                               ------------    ------------    ------------    ------------

    Net loss                                   $ (2,458,000)   $ (2,249,000)     (5,839,000)     (3,665,000)

Deemed Preferred Stock Dividend relating to
    in-the-money conversion terms                   306,000            --         1,023,000            --

Accretion on Preferred Stock                        118,000            --           413,000            --
                                               ------------    ------------    ------------    ------------

Net loss applicable to common
   stockholders                                $ (2,882,000)   $ (2,249,000)   $ (7,275,000)   $ (3,665,000)
                                               ============    ============    ============    ============

Net loss per common share                      $      (0.15)   $      (0.17)   $      (0.42)   $      (0.28)
                                               ============    ============    ============    ============

Weighted average number of shares of
    common stock outstanding                     18,710,850      12,992,045      17,169,353      13,095,417
                                               ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                           Nine Months Ended
                                                                                June 30
                                                                                -------
                                                                           1997          1996
                                                                           ----          ----
Cash flows from operating activities
    Net loss                                                          $(5,839,000)   $(3,665,000)
    Adjustments to reconcile net loss to cash used in
      operating activities:
        Depreciation and amortization                                     484,000        248,000
        Amortization of deferred compensation                             784,000      3,086,000
        Common stock issued for interest                                   43,000           --
    Changes in operating assets and liabilities net of effects from purchase of Sigma 7 Corporation
        Accounts receivable                                               (55,000)       181,000
        Inventory                                                        (972,000)      (218,000)
        Prepaid expenses                                                 (110,000)        18,000
        Investment land held for sale                                        --       (1,424,000)
        Current liabilities                                               116,000         10,000
                                                                      -----------    -----------

      Net cash used in operating activities                            (5,549,000)    (1,764,000)
                                                                      -----------    -----------

Cash flows from investing activities
    Proceeds from maturities of short-term investments                  2,274,000           --
    Acquisition of property, plant and equipment                       (1,150,000)       (20,000)
    Payment for purchase of Sigma 7 Corporation                          (550,000)          --
    Advances to Sigma 7 Corporation                                    (1,395,000)          --
    Other assets                                                          253,000           --
                                                                      -----------    -----------

      Net cash provided by (used in) investing activities                (568,000)       (20,000)
                                                                      -----------    -----------

Cash flows from financing activities
    Proceeds from issuance of common stock                                150,000      2,481,000
    Proceeds from issuance of Series C preferred stock and warrants     4,673,000           --
    Proceeds (repayments) of notes payable                             (1,198,000)        87,000
    Repayment of long term debt                                          (206,000)       (48,000)
                                                                      -----------    -----------

      Net cash provided by financing activities                         3,419,000      2,520,000
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                   (2,698,000)       736,000

Cash and cash equivalents at beginning of period                        4,224,000         57,000
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 1,526,000    $   793,000
                                                                      ===========    ===========

Cash paid during the period for interest                              $      --      $    84,000
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

         The condensed consolidated financial statements are unaudited (except for the balance sheet information as of September 30, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The condensed consolidated financial statements should be read in conjunction with the September 30, 1996 audited financial statements of Intercell Corporation and the notes thereto. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results for the entire year ended September 30, 1997, or any future period.

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

3.       INVENTORIES

         Inventories consist of:       June 30, 1997        September 30, 1996
                                       -------------        ------------------

                  Raw materials        $ 1,663,000            $    422,000
                  Work in process          897,000                 453,000
                  Finished goods           290,000                 191,000
                                        ----------              ----------
                                       $ 2,850,000             $ 1,066,000
                                         =========               =========

4.       SERIES C PREFERRED SHARES

         In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

         Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000, $496,000 and $306,000 has been recognized on a pro rata basis in the first, second and third quarters of the 1997 fiscal year respectively. The Series C preferred are junior to the Company's Series B preferred shares and contain a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Series C preferred shares are not entitled to voting rights.

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

1.       ACQUISITION OF SIGMA 7 CORPORATION

         Effective June 6, 1997, the Company acquired a controlling interest in Sigma 7 Corporation. Sigma 7 conducts its business through its wholly owned subsidiary BMI Acquisition Group, Inc. ("BMI"). BMI has developed and currently utilizes a proprietary patch technology to produce fully-functional computer memory modules from defective memory chips. The Company acquired control of Sigma 7 through the acquisition of 4,500,000 shares of Sigma 7's common stock in exchange for the payment of $550,000 for 90% of its outstanding shares and by providing approximately $1,985,000 in additional financing, consisting primarily of secured loans and standby letters of credit. In addition, the Company may issue 2,500 shares of a new class of preferred stock at $1,000 per share to holders of certain preferred shares of BMI to eliminate such preferred shares.

         The total cash purchase price for Sigma 7 of $550,000 has been allocated on a preliminary basis to the net assets acquired based on the estimated fair values as follows:

                  Current assets                          $    939,000
                  Property, plant and equipment              1,293,000
                  Other assets                                 125,000
                  Unallocated purchase price                 3,341,000
                  Current liabilities assumed                 (881,000)
                  Other liabilities assumed                    (84,000)
                  Notes payable to Intercell                (1,395,000)
                  Note payable                                (288,000)
                  Minority interest                         (2,500,000)
                                                          ------------
                  Cash paid for common stock              $    550,000
                                                          ============

         The purchase price allocation is preliminary and the actual amount will depend upon the valuation of the purchased technology at the acquisition date. Consequently, the ultimate allocation of the purchase price could differ from that presented above.

2.       NON-CASH INVESTING AND FINANCING ACTIVITIES

         The Company purchased 90% of the common stock outstanding of Sigma 7 Corporation for $550,000. In conjunction with the purchase, the Company acquired assets with a fair value of $4,316,000 and assumed liabilities and minority interests of $3,766,000.

         In addition, the Company engaged in the following non-cash investing and financing activities:

                                                             Nine months ended June 30
                                                             -------------------------
                                                             1997                 1996
                                                             ----                 ----

  Series B preferred stock converted to common stock        $ 5,118,000     $         -
  Series C preferred stock converted to common stock        $   811,000     $         -
  Transfer of stock options from principal shareholders
     to Company officer                                     $   530,000     $         -

7.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

         Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company is currently evaluating its impact on the reporting of segment information.

8.       SUBSEQUENT EVENTS

         Effective July 18, 1997, the Company entered into a stock purchase agreement to sell, transfer, assign and deliver certain assets, liabilities, rights and obligations of the Company related to the Antenna Technology, including its wholly-owned subsidiaries Cellular Magnetics and Intercell Wireless Corp., to Intercell Technologies Corporation ("ITC"), a Colorado corporation, in exchange for shares of ITC common stock, the Company's common stock and notes. The total consideration received was valued at approximately $2,300,000.
         No gain or loss was recorded on the disposition.

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

The Company is currently engaged in four lines of business: (i) the manufacture and rebuilding of specialty electron power tubes; (ii) the design, development and production of shielded cellular phone antennas that use the Company's proprietary antenna technology (the "Antenna Technology") as well as the manufacture of miniature and subminiature coils, transformers and other electronic assemblies; (iii) the design, development and production of patented particle interconnect products that use the Company's patented particle interconnect technology (the "PI Technology") and a proprietary trade secret electroplating process (the "Proprietary Electroplating Process"), and (iv) the manufacture of computer memory modules.

The Company's operations are conducted by and through its wholly owned subsidiaries, California Tube Laboratory, Inc. ("CTL"), Cellular Magnetics, Inc. ("Cellular Magnetics"), Intercell Wireless Corp. , and Particle Interconnect Corporation ("PI Corp.") and its majority owned subsidiary, Sigma 7 Corporation ("Sigma 7).

CTL is a manufacturer and rebuilder of a wide variety of electron power tubes. Currently, CTL provides rebuilt and new electron tubes to a wide variety of customers who use microwave technology in various types of applications, including AM and VHF radio, television, linear accelerators, radar, electron guns and industrial microwave and heating use.

The Company owns the rights to certain patent applications relating to the Antenna Technology that the Company had jointly developed with the Telecommunications Research Center at Arizona State University ("ASU"). The Antenna Technology is designed to reduce actual or perceived health hazards that may be associated with exposure to electromagnetic signals by using a "shielded" antenna. The Antenna Technology has been tested in working prototypes in cellular phones by ASU. These tests indicated a significant reduction in radiation emissions caused by wireless devices, and cellular phones in particular. The tests also indicated several other benefits, including increased range and reception, and improved battery life.

In September 1996, the Company formed a wholly owned subsidiary, Cellular Magnetics, which acquired all the assets and liabilities of M.C. Davis Company ("M.C. Davis") in exchange for 277,778 shares of Common Stock valued at $1,000,000 and $800,000 in cash. This acquisition, accounted for by the purchase method of accounting, provided the Company with both a facility for the immediate production of its Antenna Technology and an established manufacturing facility. The Company has continued to produce the miniature and subminiature electronic components previously produced by M.C. Davis.

Effective July 18, 1997, the Company entered into a stock purchase agreement to sell, transfer, assign and deliver certain assets, liabilities, rights and obligations of the Company related to the Antenna Technology, including its wholly-owned subsidiaries Cellular Magnetics and Intercell Wireless Corp., to Intercell Technologies Corporation ("ITC"), a Colorado corporation, in exchange for shares of ITC common stock, the Company's common stock and notes. The total consideration received was valued at approximately $2,300,000. No gain or loss was recorded on the disposition.

In September 1996, the Company formed a wholly owned subsidiary, PI Corp., which merged with Particle Interconnect, Inc., a California corporation ("Particle California"). The Company exchanged 1,400,000 shares of Common Stock for all of the outstanding stock of Particle California. The transaction was accounted for as an immaterial pooling-of-interest as the prior operations of Particle California are not material to the Company's consolidated financial position, results of operations or cash flows. From the date of the merger, PI Corp. has been engaged primarily in the continuing development of the PI Technology and the construction of production capabilities at its plant. PI Corp. expects production of Particle Interconnect Products will commence in 1998. As the PI Technology is in the development stage, the Company does not anticipate operating revenues from such line of business until such time, if ever, as products developed using the PI Technology are completed, developed, manufactured in commercial quantities, available for commercial delivery, and accepted in the market place.

The Company believes that a significant requirement for introducing products utilizing the PI Technology into the market will be entering into joint venture, co-manufacturing, licensing or other similar arrangements with existing manufacturers or distributors in this field. No such arrangements have been entered into as of this date.

Effective June 6, 1997, the Company acquired a controlling interest in Sigma 7. Sigma 7 conducts its business through its subsidiary BMI Acquisition Group, Inc. BMI has developed and currently utilizes a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. The Company acquired control of Sigma 7 through the acquisition of 90% of the outstanding shares of Sigma 7's common stock in exchange for the payment of $550,000 and by providing approximately $1,985,000 in additional financing, consisting primarily of secured loans and standby letters of credit. In addition, the Company may issue 2,500 shares of a new class of preferred stock at $1,000 per share to holders of certain preferred shares of BMI to eliminate such preferred shares. The total cash purchase price for Sigma 7 has been allocated on a preliminary basis to the net assets acquired based on the estimated fair values. The actual allocation of the purchase price will depend upon the valuation of the purchased technology at the acquisition date. Consequently, the ultimate allocation of the purchase price could differ.

To improve the Company's working capital position, the Company completed an offering pursuant to Regulation D to institutional investors on December 15, 1996, of 525 shares of its Series C Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $4,672,500. The Series C Preferred Stock is convertible into Common stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was less than the prevailing market rate, resulting in a deemed dividend of $932,000, of which $81,000, $496,000 and $306,000 has been recognized on a pro rata basis in the first, second and third quarters of the 1997 fiscal year respectively.

RESULTS OF OPERATIONS

REVENUES:

Total revenues in the third quarter of 1997 were $1,978,000 and represented a 127% increase over the third quarter revenues in the prior fiscal year of $873,000. Total revenues in the nine months ended June 30, 1997 were $5,426,000, a 117% increase over revenues in the nine month period ending June 30, 1996 of $2,499,000. These increases in revenue were primarily attributable to the inclusion of revenues from the Company's electronic components operations of $536,000, $510,000 and $434,000 in the first, second and third quarters of the 1997 fiscal year respectively and a $211,000, $565,000 and $223,000 increase in first, second and third quarter sales of electron tube products in the current fiscal year over the corresponding quarters of the prior fiscal year. In addition, revenues for the third quarter of 1997 included $448,000 in sales by Sigma 7.

Sales of electron tube products increased by 18% in the third quarter of 1997 compared to the third quarter of 1996 and by 33% in the first nine months of 1997 compared to the first nine months of the 1996 fiscal year. This increase was primarily due to new defense related contracts entered into in the final quarter of the 1996 fiscal year for which production commenced in the first quarter of the 1997 fiscal year and continued through the second and third quarters. The Company anticipates that sales under these contracts will decrease for the remainder of the year from the rate experienced in the third quarter of the 1997 fiscal year.

In September 1996, the Company, through its wholly-owned subsidiary Cellular Magnetics, merged with AC Magnetics, Inc. doing business as M.C. Davis. M.C.
Davis was acquired by the Company to provide industrial engineering and production capabilities for the Company's antenna technology. M.C. Davis has production facilities located in Arizona City, Arizona and Sonora, Mexico, and is engaged in the production of miniature and subminiature electronic components. The 1997 fiscal year represents the first year in which the results of the Company's new electronic components operations have been consolidated with the Company's.

On June 6, 1997, the Company acquired a majority interest in Sigma 7, a manufacturer of computer memory modules. The third quarter of the 1997 fiscal year represents the first period in which the results of Sigma 7 have been consolidated with the Company.

GROSS PROFITS

Gross profits were 17% of sales in the three months ended June 30, 1997 compared with 41% in the third quarter of the 1996 fiscal year. For the nine months ended June 30, 1997 gross profits were 25% compared to 25% for the nine months ended June 30, 1996. Margins decreased in the three months ended June 30, 1997 year relative to the 1996 year due to the inclusion of the Company's lower margin memory module operations for the first time in the 1997 fiscal year. In addition, margins decreased in the three months ended June 30, 1997 compared to the third quarter of 1996 due to increased product costs for new electron tube products under development.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $348,000 in the third quarter of fiscal 1997 compared to $6,000 in the third quarter of fiscal 1996 and to $1,537,000 in the nine months ended June 30, 1997 compared to $38,000 in the nine months ended June 30, 1996. This increase was primarily attributable to research and development activities incurred in connection with the Company's new PI Technology ($317,000 and $1,273,000 in the three month and nine month periods ended June 30, 1997 respectively) as the Company commenced design, assembly and testing of its production line and continued testing of the technology. In addition, the Company continued its developmental work on its antenna technology ($31,000 and $264,000 in the three month and nine month periods ended June 30, 1997 respectively) in conjunction with Arizona State University.

GENERAL, SELLING AND ADMINISTRATIVE

General, selling and administrative expenses increased by 3% to $2,544,000 in the third quarter of 1997 compared to $2,479,000 in the third quarter of the 1996 fiscal year. For the nine months ended June 30, 1997, general selling and administrative expenses increased by 41% to $5,834,000 compared to $4,139,000 in the nine months ended June 30, 1996. The increase for the nine months ended June 30, 1997 was primarily attributable to the inclusion of compensation recognized on the transfer of stock options from three principal shareholders to an officer and director of the Company ($530,000) in the first quarter of the 1997 fiscal year, additional legal and accounting costs in the 1997 fiscal year related to the filing of a Registration Statement on Form S-1 in January, 1997, the buyout of four management contracts ($920,000) and the inclusion of general, selling and administrative expenses for the Company's new electronic components, cellular antenna, particle interconnect and memory module operations for the first time in the 1997 fiscal year. General, selling and administrative expenses for the three and nine months ended June 30, 1996 consisted primarily of compensation expense resulting from the vesting of stock options granted at exercise prices below the fair value of common stock on the date of grant.

OTHER INCOME/EXPENSE

Other income/expense includes $76,000 in interest income earned on cash and short term investments in the third quarter of the 1997 fiscal year and $238,000 in the nine months ended June 30, 1997. In the third quarter and the first nine months of the 1996 fiscal year, the amount of interest income earned by the Company was insignificant. The remaining balance of other income/expense is comprised of miscellaneous expense accruals.

INCOME TAXES

As of June 30, 1997 the Company had a net operating loss carryover for federal and California income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1997, cash and cash equivalents decreased by $2,698,000. Net cash used in operations was $5,549,000, due primarily to an operating loss of $5,839,000 and increases in accounts receivable of $55,000 and inventories of $972,000, partially offset by depreciation and amortization of $484,000, amortization of deferred compensation of $784,000 and an increase in current liabilities of $116,000. Net cash used in investment activities was $568,000 due primarily to the acquisition of property, plant and equipment, cash payments for the purchase of and cash advances to Sigma 7 offset by the maturity of short-term investments and the disposition of other assets. Net cash provided by financing activities was $3,419,000. This was due primarily to net proceeds of $4,673,000 from the private placement of 525 Series C Preferred Shares and warrants in December 1996. A portion of these proceeds were used to pay off liabilities of $1,198,000 assumed on the acquisition of PI Corp. and M.C. Davis and to repay long-term debt of $206,000.

In the 1997 fiscal year, the Company intends to make capital expenditures of approximately $1,500,000 in addition to amounts allocated to property, plant and equipment on the acquisition of the majority interest of Sigma 7. These expenditures will be made on the Company's new manufacturing facility in Watsonville, California and establishing the Company's initial full production line and facility using its PI Technology in Colorado Springs, Colorado. In the nine months ended June 30, 1997, capital expenditures totaled $1,149,000.

The Company  believes that current and known future  capital  resources  will be adequate to fund its operations over the next 12 months. The Company also believes that sales of its Particle Interconnect Products, currently anticipated to commence in the 1998 fiscal year, in combination with the sales of electron tube products of CTL and memory modules of Sigma 7 will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the Company's belief that it will be successful in entering into a joint venture, co-manufacturing, licensing or other similar arrangement with existing connector manufacturers with respect to the manufacture of Particle Interconnect Products. The failure to enter into such relationships could result in the Company requiring substantial additional capital and resources to bring the Particle Interconnect Products to market.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was notified of a potential litigation matter (the "Complaint") that was to be filed by American Microcell Corp. ("AMC") and MicroAntenna, Inc. (collectively, "Plaintiffs") against, among others, the Company, Terry Neild, a director and Executive Vice President of the Company, and Lucius Ross, a consultant to the Company, in Superior Court of Maricopa County, No. CV 96-___. The Complaint alleged that Messrs. Ross and Neild, former directors of Plaintiffs, breached their fiduciary duties to Plaintiffs by appropriating a corporate opportunity, the acquisition of the Antenna Technology, of Plaintiffs for their personal benefit and the benefit of the Company. The Complaint requested both compensatory damages, an assignment of all rights to the Antenna Technology and a lien or constructive trust on the Antenna Technology and all proceeds therefrom.

The Company agreed to settle this matter through the payment of $40,000 to the Plaintiffs, which amount was paid on April 28, 1997.

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

In general, each share of Series C Preferred Stock is convertible into shares of Common Stock pursuant to the following formula (the Conversion Formula") (800) x (N/365) + 10,000/Conversion Price (with N being the number of days that have expired between the date of conversion and December 16, 1996, and the "Conversion Price" being the lesser of: $3.25 (the "Fixed Conversion Price") or 85% of average closing bid price (the "Closing Bid Price") of the Common

Stock for the five trading days immediately preceding the date of conversion (the "Variable Conversion Price")). If at the time of conversion the Variable Conversion Price is less than the Fixed Conversion Price, the Company may elect, in its sole discretion, to redeem the shares of Series C Preferred Stock offered for conversion in an amount equal to $10,000 x 117.60%.

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

         (B)      REPORTS:

                  1) Form 8-K, dated May 28, 1997 disclosed the acquisition of control of Sigma 7 Corporation through the acquisition of approximately 90% of the issued and outstanding common shares of Sigma 7 for $550,000 and approximately $1,985,000 in additional financing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTERCELL CORPORATION

                        (Registrant)


Date: 9/5/97            By: /s/ Paul Metzinger
                           -----------------------------------------------------
                           Paul Metzinger, President and Chief Executive Officer



Date: 9/5/97            By: /s/ Alan Smith
                           -----------------------------------------------------
                           Alan Smith, Secretary and Chief Financial Officer