Form 10-K
period 1997-09-30
INTERCELL CORP
filed 1998-02-03
CIK 745655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1997
                          -------------------

                                       OR

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

Commission file number:  0-14306

                             INTERCELL CORPORATION
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                     84-0928627
---------------------------------               -----------------------
(State of other jurisdiction of                     (I.R.S. employer
incorporation or organization)                   identification number)

                      370 Seventeenth Street, Suite 3290
                            Denver, Colorado  80202
        --------------------------------------------------------------
             (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of the close of trading on January 30, 1998, there were 32,612,075 common shares outstanding, 31,921,534 of which were held by non-affiliates. The aggregate market value of the non-affiliated common shares, based on the average closing bid and asked prices on January 30, 1998, was approximately $3,192,153.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

     Intercell Corporation (the "Company") was incorporated under the laws of Colorado on October 4, 1983, and was originally engaged in the marketing of business and cellular telephone equipment. This business was discontinued and all remaining assets of the Company were liquidated or otherwise abandoned during 1991, and all obligations of the Company were paid or otherwise satisfied.

     From 1991 until the acquisition of Modern Industries, Inc., on July 7, 1995, (which subsequently changed its name to Energy Corporation ("Energy")), the Company was generally inactive and reported no operating revenues prior to the fiscal year ending December 31, 1994. During that time period, the Company considered various new business and investment opportunities involving, primarily, companies engaged in specialty lines of business in the wireless communications and electronic technology industries.

     On July 7, 1995, the Company purchased all of the assets and liabilities of Energy. Energy's principal asset was its wholly owned subsidiary California Tube Laboratory, Inc. ("CTL"). This transaction was accounted for as an acquisition of the Company by Energy and, as such, the historical financial statements contained herein reflect the financial statements of Energy. The Company is currently negotiating the sale of CTL to an unaffiliated party on terms and conditions to be determined. See "-Recent Acquisitions, Dispositions and Transactions-Disposition of CTL." The results of operations of the Company have been included only since the date of such acquisition. See "INDEX TO FINANCIAL STATEMENTS."

     As a result of the acquisition of Energy and additional acquisitions and dispositions made during the 1996 and 1997 fiscal years (see "-Recent Acquisitions, Dispositions and Transactions"), the Company is currently engaged in three lines of business: (i) the testing and assembly of memory modules; (ii) the manufacture and rebuilding of specialty electron power tubes; and (iii) the proposed design, development, validation and qualification of the manufacturing process specific to a proposed product that will use the Company's patented particle interconnect technology (the "PI Technology") and a proprietary trade secret electroplating process (the "Proprietary Electroplating Process").

     The Company's operations are or will be conducted by and through its wholly owned subsidiaries or majority owned subsidiaries, Sigma 7 Corporation ("Sigma 7"), CTL and Particle Interconnect Corporation ("PI Corp.").

     The Company's officers and directors are responsible for the oversight of the Company and its subsidiaries (i.e., Sigma 7, CTL and PI Corp.), and for resolving any conflicts of interest that may arise between the Company and its subsidiaries or among the subsidiaries. The officers and directors of each subsidiary are responsible for the day to day operations of that subsidiary and, in turn, are accountable to the Company, as the sole or majority controlling shareholder of each subsidiary. Major decisions relating to the scope of each subsidiary's operations or a subsidiary's capital needs are reviewed and approved by the Company's board of directors in accordance with relevant law. However, notwithstanding the foregoing, in view of the affiliations among the Company and its affiliates, no assurance can be given that any such conflicts can be resolved to the satisfaction of all parties involved.

     The statements contained in this Form 10-K, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences. In this regard, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-General" and "-Trends and Uncertainties."

RECENT ACQUISITIONS,
DISPOSITIONS AND TRANSACTIONS

     DISPOSITION OF CTL.

     The Company is currently negotiating the sale of CTL to an unaffiliated party on terms and conditions to be determined. Presently, such terms and conditions provide for the purchase of all of the issued and outstanding stock of CTL in exchange for a cash payment to the Company in the amount of approximately $2,100,000 and the cancellation of certain indebtedness. The carrying amount of the net assets of CTL, excluding intercompany accounts, was approximately $2,500,000 as of September 30, 1997. Such sale is expected to be consummated in the near future.

     DISPOSITION OF INTERCELL WIRELESS CORP. AND CELLULAR MAGNETICS, INC.

     Until recently, the Company had anticipated pursuing a new line of business involving the development and manufacture of shielded cellular phone antennas. The Company had obtained the rights to certain patent applications relating to the Antenna Technology that the Company jointly developed with the Telecommunications Research Center at Arizona State University ("ASU"). The Antenna Technology was designed to reduce actual or perceived potential health hazards that may be associated with exposure to electromagnetic signals by using a "shielded" antenna.

     Based on subsequent evaluations of the Antenna Technology by the Company and the review of the Antenna Technology by an independent investment banking company, the Company determined that it was in the Company's best interest to divest itself of the proposed design, development and production of the Antenna Systems conducted by its wholly owned subsidiary Intercell Wireless Corp. ("Intercell Wireless"), as well as the manufacture of miniature and non-miniature coils, transformers and other electronic assemblies conducted by its wholly owned subsidiary Cellular Magnetics, Inc. ("Cellular Magnetics"). On July 18, 1997, the Company sold all of its right, title and interest in the Antenna Technology and its wholly owned subsidiaries (the "Antenna Transaction") to Intercell Technologies Corporation ("ITC"), a Colorado corporation, of which Terry W. Neild and Lou L. Ross own a controlling interest. At the time the transaction was proposed, Mr. Neild was a director and Executive Vice President of the Company and Mr. Ross was a consultant to the Company. As consideration for the sale, the Company received shares of ITC common stock, shares of the Company's common stock and certain promissory notes. The total consideration received was recorded at the net book value of assets sold, transferred or assigned due to uncertainties with respect to realization of the consideration received.

     ACQUISITION OF SIGMA 7

     On June 6, 1997, the Company acquired 4,500,000 shares of Sigma 7's common stock in exchange for the payment of $550,000 for the shares and for providing approximately $1,985,000 in additional financing, consisting primarily of secured loans and standby letters of credit. The funds were used for inventory purchases, standby letters of credit to a major memory manufacturer, payment of obligations, the settlement of litigation, working capital and the redemption of preferred stock from two individuals holding such preferred stock. As a result of the transaction, the Company acquired approximately 90% of the 5,000,000 issued and outstanding common shares of Sigma 7. In addition, the Company has issued 1,000 shares of a new class of its Series D Preferred Stock (the "Preferred Series"), to the holders of certain preferred shares of BMI, to eliminate such preferred shares of BMI. For the purposes of this exchange, the Series D Preferred Stock was valued at $2,500 per share. The transaction was accounted for by the purchase. As a result, the cash purchase price for Sigma 7 was allocated to assets acquired based on their estimated fair values at the date of the transaction.

     ACQUISITION AND DISPOSITION OF M.C. DAVIS

     Effective September 30, 1996, the Company, through its wholly owned subsidiary Cellular Magnetics, an Arizona corporation, acquired AC Magnetics, Inc., an Arizona corporation doing business as M.C. Davis Company ("M.C. Davis"), for an aggregate purchase price of $1,800,000, comprised of a cash payment equal to $800,000 and the issuance of 277,778 shares of the Company's restricted Common Stock at a fair value of approximately $1,000,000. The transaction was accounted for by the purchase method. M.C. Davis was acquired by the Company to provide industrial engineering and production capabilities for the Antenna Technology. M.C. Davis has production facilities located in Arizona City, Arizona and Sonora, Mexico and has been engaged in the production of miniature and subminiature electronic components since 1968. The Company sold Cellular Magnetics to ITC effective July 18, 1997.

     PARTICLE INTERCONNECT TRANSACTION

     On September 3, 1996, the Company completed the merger (the "PI Merger") of Particle Interconnect Inc., a California corporation ("Particle California"), with and into the Company's wholly owned Colorado subsidiary, Particle Interconnect Corporation ("PI Corp."). The PI Merger resulted in PI Corp. obtaining all of the properties, assets, liabilities and business operations of Particle California, including, the entire right, title and interest in and to the improvements of seven United States patents and six patent applications involving the PI Technology and the Proprietary Electroplating Process. In exchange for the PI Technology and the Proprietary Electroplating Process, the Company issued 1,400,000 shares of Common Stock to the shareholders of Particle California in a transaction not involving a public offering. The PI Merger was accounted for as an immaterial pooling-of-interest.

     In connection with the realization of a change in business strategy and objective which occurred in September 1997, PI Corp. determined that certain leasehold improvements, manufacturing equipment, raw materials and office furniture and equipment were no longer necessary to achieve its objectives and, accordingly, such leasehold improvements, manufacturing equipment, raw materials and office furniture and equipment were sold between September 19, 1997 and October 3, 1997 to non-affiliated parties for approximately $50,000 which resulted in a loss of approximately $370,000.

     Effective October 14, 1997, the Company entered into an agreement with Dr. Herbert J. Neuhaus, Managing Director of PI Corp., and Mr. Ronald A. Morley, an employee of the Company, to form a new entity to increase the likelihood of obtaining additional funding for the development of the PI Technology and to increase the probability of engaging an industry partner, with sufficient personnel and financial resources to successfully commercialize the PI Technology. PI Corp. will transfer all of its intellectual property, which has a book value of zero, to the new entity for the Company's 72.5% interest and ownership in the new entity. The remaining 27.5% will be owned by Dr. Herbert
J. Neuhaus and Ronald A. Morley who will become executive officers and directors of the new entity. The Company deemed it an important part of its new policy of making each subsidiary a self-financed operation to provide such ownership to Dr. Herbert J. Neuhaus and Ronald A. Morley to provide them an incentive to devote their time, expertise and industry contacts to obtain an industry partner and financing for the commercialization of the PI Technology and PI Corp.'s proprietary electroplating technology. The Company has not calculated the amount of compensation expense related to this transaction as the fair value of the net assets being transferred to the new entity has not been determined.

     KENNETH S. BAHL SETTLEMENT

     The company recently reached a resolution to the purported assignment of a one-half interest in certain patents underlying the PI Technology from Mr. Difrancesco to Mr. Kenneth S. Bahl in February 1991. Mr. Bahl received $172,500 and 250,000 shares of Common Stock. The Company now owns the full and unconditional rights to the PI Technology.

     RIGHT TO DUAL RESONANCE CELLULAR PHONE ANTENNA

     On November 15, 1995, the Company entered into an agreement with Arizona State University ("ASU") in connection with the development of a new form of cellular phone antenna with certain features designed to reduce potential health hazards that may be associated with electromagnetic signals and to increase transmittal reception and range of cellular telephones. The Agreement required the Company to pay to ASU a total amount of approximately $78,000. On June 5, 1996, Dr. El-Badawy El-Sharawy ("Dr. Sharawy"), a tenured professor of ASU, assigned to the Company, on a royalty-free basis, his entire right, title and interest in, and to improvements on his U.S. Patent application entitled "Dual Resonance Antenna with Portable Telephone Therewith" (the "Dual Resonance Application"), and any and all patent applications thereon for nominal consideration. The Company subsequently sold the rights to the Antenna Technology to ITC effective July 18, 1997.

     MISCELLANEOUS TRANSACTIONS

     Arizcan Properties, Ltd. On March 13, 1996, Arizcan Properties, Ltd., a wholly owned subsidiary of the Company ("Arizcan"), entered into an agreement with a group, including certain minority shareholders of the Company, to acquire a 94-acre development property located in Pinal County, Arizona for a total purchase price of $1,424,362. This transaction was completed on June 18, 1996. As consideration, the Company issued 400,000 shares of restricted Common Stock at a fair value of $2.50 per share, and made cash payments of $57,000. In addition, Arizcan assumed first and second mortgages on the property totaling $367,000. The Company acquired this property for the purpose of constructing a manufacturing facility for the products developed under the Antenna Technology. Due the Company's acquisition of M.C. Davis in 1996, this property was no longer required for manufacturing purposes and it is currently being held for sale.

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

MEMORY MODULE PRODUCTS

     OVERVIEW

     The Company, through Sigma 7, is primarily engaged in the testing and assembly of standard semi-conductor memory module products. Through its development of proprietary testing technologies, the Company can purchase memory integrated circuits (also referred to as

"die" or "chips") at the wafer level, before they are tested and sorted and use these memory chips to produce standard SIMMs (Single Inline Memory Modules), as well as other products. The Company does not manufacture memory chips or, at this time, package such memory chips; rather, the Company has entered into various wafer program agreements with certain major semiconductor manufacturers, wherein such manufacturers have agreed to sell to the Company, at a discount, packaged, untested memory chips at the wafer level. The Company believes that this gives it a cost advantage over competitors in the same marketplace. The Company is also in the engineering phase for production of DIMMs (Dual Inline Memory Modules) with respect to future products, and has entered the final engineering phase for production of chip on board ("COB") memory modules.

     The Company has submitted a patent application for new technology that enables it to use faulty memory products, typically the cause of yield and margin problems for conventional manufacturers, in producing fully functional memory modules (the "Patch Technology"). If successful in production, this Patch Technology is expected to provide significant competitive advantages to the Company by driving down material costs and, when used to "patch" COB will, it is believed, represent a significant segment of business for the Company, since it allows COB to be readily salvaged without damaging the printed circuit board. This new technology, coupled with the wafer program, could potentially lower the Company's cost of goods sold compared to traditional memory module manufacturers, resulting in larger gross profit margins upon the sale of its products.

     THE SEMICONDUCTOR MEMORY INDUSTRY

     Overview

     The demand for semiconductor memory devices in digital electronic systems has substantially increased over the last several years as a result of the increasing importance of memory in determining system performance. Memory integrated circuits encompass several types of devices designed to perform specific functions within computer and other electronic systems. The three most significant categories of semiconductor memory are Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM") and nonvolatile memory, including Flash memory. DRAM provides large capacity "main" memory; SRAM provides specialized high-speed memory; and Flash and other nonvolatile memory provide low-power memory which retains data after a system is turned off. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices which are designed for application-specific uses.

     Memory Module Market

     Memory modules are compact circuit board assemblies consisting of DRAM, SRAM, Flash or other semiconductor memory devices and related circuitry. The use of memory modules enables original equipment manufacturers ("OEMs") to offer a relatively easy path for upgradeability of a personal computer or work station, a feature of system design which is increasingly required by end users. To achieve this upgradeability and flexibility, both personal computer ("PC") and communications OEMs frequently design their systems to use memory modules as a "daughter card," reducing the need to include memory devices on the motherboard.

     The market for memory modules includes both standard and specialty modules. The high-volume standard memory module market includes modules that can be sourced from many module suppliers, and are designed to be incorporated into a wide variety of equipment. These modules employ designs meeting widely used industry specifications primarily utilizing DRAM memory and are available with a variety of options to address the needs of multiple OEMs. Standard memory modules are typically used in desktop personal computers and printers and are sold both to OEMs and through computer resellers directly to end users.

     Specialty memory modules include both custom and application specific modules. These modules are usually based on either DRAM, SRAM or Flash technologies and may include additional control circuitry. Specialty memory modules are typically sourced (purchased) from a limited number of suppliers and are generally used in mobile computers, work stations and telecommunications devices such as routers and switches, and are primarily sold to OEMs.

     As the variety of memory devices available to address specific applications has expanded, the design and manufacture of memory modules has increasingly become an area in which electronics OEMs employ outsourcing strategies. The suppliers of memory modules include semiconductor manufacturers which maintain captive memory module production capabilities and independent memory module manufacturers which source memory devices from a wide variety of suppliers.

     Because independent manufacturers, such as the Company, do not produce their own semiconductor devices, they have the ability to mix and match devices from a variety of semiconductor suppliers in a single memory module.
Independent manufacturers of memory modules currently address two primary market segments: the OEM channel and the reseller channel. Suppliers to the OEM channel typically offer custom and application-specific modules to the work station and telecommunications industries, as well as standard memory modules for use by computer and peripheral OEMs. Suppliers to the reseller channel typically offer standard DRAM memory modules as an upgrade product sold through computer distributors and retail channels.

     Industry Technology

     It is common practice in the industry to use an excess number of partially good chips, packages or modules to assemble a complete memory unit that normally would require a lesser number of parts. For example, a 1 megabyte ("M" or "MByte") x9 SIMM can be made with three partially good 1Mx3 DRAM chips in lieu of two flawless 1Mx4 chips and one flawless 1Mx1 chip. The identification, isolation and combination of operating segments of partially defective chips, packages or modules often requires complex procedures and bulky circuits due to the great number of possible combinations. The new higher density memory modules have compounded the complexity of such combinations.

     Due to economies of scale, the production of flawed memory chips by semiconductor manufacturers is an integral part of their wafer manufacturing and packaging process. Approximately 7-8% of all computer chips are defective at the wafer level, with an additional 7-8% of memory chips being found defective after packaging. Despite semiconductor manufacturers use of increasingly sophisticated or refined techniques to improve the quality of their chips, defects are still detected in chips before or after they are encapsulated into packages or assembled on chip on board ("COB") modules (i.e., where the packaging step is avoided and the bare die are attached directly to the PC board).

     The high cost of high-density chips makes the use of less-than-perfect chips economically desirable. The Company is aware of three companies that manufacture memory modules using partial memory chips. The Company believes the Patch Technology as well as its extensive design and manufacturing expertise provides it with a competitive advantage over other memory module manufacturers that use partial memory chips.

     THE COMPANY'S PATCH TECHNOLOGY

     The Company's Patch Technology is predicated upon the fact that the combination or re-routing of input/output ("I/O") lines between chips, packages or modules is subject to mechanical limitations both in terms of circuit size and the number of cross-over leads that can be crowded upon a printed circuit ("PC board"). These limitations require some trade-offs between the types, sizes and distribution of chips and packages that can be used to assemble a particular memory unit. The Patch Technology provides a logical approach to the combination of chips and/or packages using decision-guiding programs as well as versatile I/O line combining hardware.

     Upon receiving a shipment of packaged memory chips, the Company retests the chips, using industry standard testers, to identify non-flawed chips and operating segments of flawed memory chips, and then sorts and classifies the flawed chips as to type, number and concentration of working quadrants within the chips. The Company attaches a computer generated bar code, disclosing all relevant characteristics, to all tested memory chips and assembled memory modules in order to ensure accurate tracking, inventory control and product quality. For flawed chips, the Company uses its proprietary Patch Technology. The Patch Technology uses a systematic, logical process to design and assemble the memory modules by combining their working segments in the most effective manner in a cohesive memory assembly in order to make the module fully functional.

     An integral part of this process is the use of proprietary PC boards that provide the Company with a large number of alternative patching connections. The PC boards are designed by the Company's engineers and manufactured by third parties.

     Testing

     In order to ensure the highest quality of memory modules, the Company has developed an intensive burn-in and multi-level memory module testing program which it believes is more extensive than common industry practice. After initial sort and classification testing, the Company tests completed memory modules on industry standard testers. The Company then conducts high temperature and voltage burn-in to eliminate early field failures. The memory modules are then tested on Pentium/TM//133 boards that run a pattern test program using proprietary software developed by the Company for up to 16 hours. This process is constantly updated as new mother boards and central processing units become available. The Company also conducts more than a one hour local area network based test under Windows 95/TM/ at 60 nano seconds, a Windows 95/TM/ screen test and a final test screen with the Company's Xincom testers.

     THE COMPANY'S PRODUCTS

     Current Products and Markets

     Currently, the Company offers custom and application-specific memory modules, as well as standard memory modules that comply with industry standards established by the Joint Electronic Development Engineering Council. The custom and application-specific memory modules and standard memory modules accounted for approximately 7% and 13%, respectively of the Company's net revenues in fiscal year 1997. The Company's PC boards comply with industry standards established by the Personal Computer Memory Card International Association. Although the Company currently uses the Patch Technology on a limited basis, currently its primary focus is on assembling modules composed on 4X4 memory chips using non-flawed chips. The bulk of these memory modules are 4X32 memory modules, with certain limited variations to use old inventory.

     The Company's memory modules include DRAM and Flash memory. The Company offers a comprehensive line of DRAM memory modules, including a wide range of SIMMs. The Company's DRAM modules are available in various configurations of up to 72 pins and densities of up to 16 MBytes. Many of these products are offered in both 5.0 volt and 3.3 volt versions, with fast page mode ("Fast Page") and extended data output ("EDO") architectures. The majority of the Company's products are standard SIMM memory modules. The Company also produces a limited amount of standard VGA memory modules using partial memory chips.

     The Company sells the completed memory modules under the Company name and with full service support and industry standard product warranties (e.g., if a memory module is determined to be defective within one year, it will be replaced, upon return, at no cost). Until recently, the Company sold the majority of its memory modules to independent memory resellers. The Company has recently ceased this practice and now sells its memory modules to small OEMs and memory distributors in the computer industry. The Company will continue its attempts to expand its distribution network to include additional wholesale and retail outlets that sell computer equipment as well as small and medium sized OEMs.

     In order to obtain market share, the Company currently sells its memory modules at a discount, usually $1.00 to $1.50 per module. While the Company currently intends to continue this practice, it plans to reduce the discount to $.50 per memory module in the future.

     Future Products

     The Company is currently engineering DIMMs for production. Tooling and testing software design are underway. Current plans call for DIMM production to integrate into the production process by February 1998. The Company intends to enter the DIMM market because it believes such products offer higher margins and less intense competition. In addition to the above products, the Company is currently designing proprietary PC boards for use in assembling memory modules using static DRAM and SRAM memory chips.

     The Company believes the COB memory module market provides the greatest opportunity for using the Patch Technology. The Company believes the Patch Technology is the only viable method for using partial memory chips to manufacture COB memory modules and to correct defective COB memory modules already manufactured. As noted above, due to the nature of the semiconductor manufacturing process, between 7-8% of all die manufactured are found to be defective after initial wafer level testing. On 16 chip 2X32 or 8X32 COB memory modules, up to 80% of such modules could have a single die fail.

     The Patch Technology will enable the Company to repair flawed COB memory modules without detaching the memory chips currently encapsulated on the module. If the Patch Technology proves effective, the Company can offer substantial cost savings to COB memory module OEMs, which savings the Company does not believe its competitors can match without using the Patch Technology. The Company believes it can obtain substantial cost savings using the Patch Technology based on the Company's estimates of basic yields for packaging full wafers and testing full wafers and bare die at the Company's facilities. Since the Company has not entered this market to date, the validity and accuracy of the such estimates cannot be reasonably determined.

     To assemble COB memory modules using the Patch Technology, the Company will be required to obtain a regular source of supply of whole wafers and bare, unpackaged die from semiconductor manufacturers and obtain additional bare die burn-in and testing equipment, which it can lease. The Company has entered into discussions with certain major semiconductor manufacturers to obtain a regular supply of whole wafers and bare die. The Company will also be required to design, and currently is in the process of designing, proprietary PC boards for use in assembling COB memory modules.

     COMPETITION

     The memory module industry is intensely competitive, comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Generally, all of the Company's competitors in this market have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost
structures and larger customer bases than the Company.   The Company currently
indirectly competes with numerous, well established foreign and domestic companies engaged in the fabrication of wafers, some of which maintain captive memory module production, divisions, subsidiaries or capabilities, including Fujitsu Ltd., Hitachi, Ltd., Hyundai Electronics, Co., Micron Technologies, Inc., Motorola, Inc., NEC Corp., Samsung Semiconductors, Inc., LG Semicon, Siemens, and Texas Instruments Incorporated. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including Celestica, Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company competes with Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company serves.

     The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products and thereby have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer superior prices and technical performance features compared to the Company's products. To be competitive, the Company must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

THE COMPANY'S ELECTRON TUBE PRODUCTS

     OVERVIEW OF COMPANY'S ELECTRON TUBE BUSINESS

     The Company manufactures and rebuilds electron power tubes in numerous forms and models which service the frequency range of 200 KHz to 18,000 MHz. Currently, the Company provides rebuilt and new electron tubes to a wide variety of customers who use microwave technology in various types of applications, including AM and VHF radio, television, linear accelerators, radar, electron guns and industrial microwave and heating use. This line of business will continue to be conducted by and through the Company's wholly owned subsidiary, CTL. The Company is currently negotiating the sale of CTL to an unaffiliated party on terms and conditions to be determined. See "-Recent Acquisitions, Dispositions and Transactions, Disposition of CTL." The Company believes that it is one of the more significant domestic companies engaged in rebuilding electron power tubes in the United States.

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

     Electron tubes are used in a wide variety of products, including induction heating and AM radio transmission using the 200 KHz to the 500 MHz range; VHF radio and television and linear accelerators using the 500 MHz to 600 MHz range; industrial microwave cooking and heating which use the 400 MHz to 2,450 MHz range; and radar and electron guns using the 3,000 MHz to 18,000 MHz range. See "-The Company's Electron Tube Products."

     Electron and vacuum tubes are generally recognized as the dominant technology for the generation of high power radio frequency ("RF") and microwaves. Consequently, these tubes are used by many companies for widely varying applications. The manufacturing and rebuilding of these units is a significant industry.

     The Company has focused on creating its own "niche" in this large industry. Discussed below is relevant industry information for that segment of the microwave technology industry in which the Company is engaged. The Company is not aware of any industry trade associations or government statistics that describe the electron tube industry segments in which the Company currently competes. The information in the tables below is management's estimate of the world-wide market for the industry segments in which the Company competes based on its knowledge of industry needs and the activities of other competitors in the industry. Accordingly, the information below should be considered a rough approximation.

     Magnetron Tubes

     A "magnetron tube" is a vacuum tube in which the flow of electrons is controlled by an exterior applied magnetic field to generate power at microwave frequencies (400 MHz to 18,000 MHz). Magnetrons are generally categorized as either continuous wave ("CW") or pulsed ("Pulsed") units. CW magnetrons are used primarily in heating and drying applications. Pulsed magnetrons are used primarily in measuring devices, such as radar and other applications.

     New and rebuilt magnetron tubes are used in both commercial and military radar units, high power industrial heating equipment and for medical and industrial x-ray machines. The radar market consists of civilian weather radar and military airborne and ground-based radar systems, among others. Industrial heating magnetrons are used in food processing and drying systems at L-band (between 500 MHz and 2,000 MHz) and S-band (approximately 2,000-4,000 MHz) frequency levels. Microwave heating is used for food cooking, drying and processing, wood glue drying, waste management, clothes drying, oil reclamation and plasma generation for production of diamond films.

     Magnetrons used in x-ray equipment typically operate in the S-band or X-band frequency range, focusing a beam of electrons on a tungsten target, which produces x-rays.

                                         Annual Market (New and Rebuilt)
                                         -------------------------------

Pulsed Magnetrons (Radar and Medical)             $35.5 million
CW Magnetrons (Industrial use)                      4.1 million

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

                                                                           Published
                                  Annual        Annual     Approximate      Company
                                New Units       Units          New         Price/*/
                                 Produced      Rebuilt        Price         Rebuilt
                              --------------  ----------  --------------  -----------

Television Broadcasting       2,500                   50         $40,000      $16,000
Transmission of Data          2,000                   10          13,000        6,000
Medical Use                   200 or more              6          40,000       15,000
Navigation                    400 or more             25          12,000        4,000
_______________
/*/Subject to change depending on prevailing market and other financial conditions.

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

     THE COMPANY'S ELECTRON TUBE PRODUCTS

     The Company, through CTL, manufactures and rebuilds a wide variety of electron tubes in numerous iterations and models that service the frequency range of 200 KHz to 18,000 MHz with power levels of up to three million watts. The Company's product lines operate within the following frequency bands: HF and UHF bands - 200 KHz to 1,000 MHz, L-band 500 MHz to 2,000 MHz; S-band 2,000 MHz to 4,000 MHz; C-band 4,000 MHz to 8,000 MHz; X-band 7,000 MHz to 12,000 MHz and Ku-band 12,000 MHz to 18,000 MHz. The Company primarily manufactures and rebuilds electron power tubes categorized as follows: CW (continuous waive) magnetrons, pulsed magnetrons, klystrons, power grid tubes (triodes and tetrodes), linear accelerators guides and electron guns.

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

     The Company rebuilds and manufactures new electron tubes in the following industry segments:

     Magnetrons

     General. The Company believes that it is one of the major suppliers of L-band (operating in the 915 MHz frequency range), CW magnetrons in the world.
The Company services and sells magnetrons with power levels from 5 KW through 75 KW. It has developed its own 30 KW S-band, CW magnetron, which is used primarily for industrial heating applications. The Company believes that this product has the highest power rating at this frequency in the industry.

     The Company is not considered a major supplier in the medical x-ray market, since such market is essentially dominated by two major companies, Varian Medical and Siemens Medical. The electron power tubes utilized by Varian Medical and Siemens Medical operate in the S-band frequency range and are used for diagnostic x-ray machines. Because the Company does not manufacture electron power tubes operating in the S-band frequency range for the medical x-ray market, it only offers repair services for these electron power tubes.

     The Company, however, believes that it can effectively compete in the X-band industrial and "medical systems" x-ray market (a relatively new, small and growing market), where new magnetron tubes are being manufactured for use in therapeutic x-ray systems, which systems are typically used in newer treatment methods for certain cancer patients. To the knowledge of the Company, it manufactures the only magnetron operating in the X-band frequency range, which is used in x-ray machines for therapeutic medical applications. The Company supplies magnetron tubes, operating in the X-band frequency range, for therapeutic x-ray applications for companies such as Accuray, Schonberg Research and Intraop.

     Rebuilding Process. The rebuilding of magnetrons includes an incoming cold test involving a microwave reflectometer, a hot test, disassembly and inspection of the internal structure. Generally at a minimum, and if required, the cathode heater assembly is replaced. Other damaged sub-assemblies can be replaced depending on the cost effectiveness of such a repair. This product line accounted for approximately 56% of the Company's net revenues in fiscal year 1997. Approximately 29% of these net revenues are generated from the manufacturing and sale of new magnetrons, with the remaining 27% derived from rebuilding magnetrons.

     Klystrons and Linear Accelerators

     General. The Company's rebuilding program for klystrons has, until recently, been limited by a lack of suitable testing equipment. The Company has recently obtained two test sets for klystron data transmission tubes and has purchased a surplus television transmitter to test television klystrons. The Company has entered into an agreement with a manufacturer of x-ray machines to test the Company's rebuilt klystrons for the medical market. This line of products accounted for less than 4% of the Company's net revenues in fiscal year 1997.

     Rebuilding Process. The rebuilding process includes opening the vacuum envelopes either by machining in the case of ceramic insulator tubes or by cutting the glass on those tubes with glass insulators. The grids are removed and salvaged and the cathodes are replaced. Typically, cathodes are directly heated tungsten or thoriated tungsten filaments. These are replaced and processed, the cleaned grids replaced and the envelope resealed. Tubes are then pumped and baked for 48-hours, at which time they are burned-in and tested. All klystron tubes are cleaned and finished in bright nickel plate. Workmanship and material warranties prorated over 3,000 hours are provided with every klystron tube. In rebuilding linear accelerators, as with klystron tubes, the electron gun is removed and rebuilt, then the rebuilt unit is pumped, boiled and processed.

     High Power and High Frequency Triodes and Tetrodes

     The Company believes that it is one of the major rebuilders of high power and high frequency triode and tetrode tubes in the world. These units are available with power output ranging from 10KW up to 300KW. These units comprised approximately 4% of the net revenues of the Company in fiscal year 1997.

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

     CUSTOMERS

     The Company currently has approximately 150 customers in its electron tube business and has shipped over 25,000 electron tubes to 500 customers. The Company's client base is comprised of industrial companies, commercial service firms and government agencies in the United States, Canada, Mexico, Europe, Asia and Australia. The two largest customers of the Company, Hughes Aircraft, Inc. and Ferrite Components System, accounted for approximately 14% and 15%, respectively, of its annual revenues for fiscal year 1997. The loss of any one such customer could have a materially adverse effect on the business of the Company.

     MANUFACTURING OF THE ELECTRON TUBES

     The Company entered into an agreement with the City of Watsonville, California for the lease of a 21,600 square foot manufacturing facility. The Company completed its move to this new facility in November 1997. The Company occupies approximately 12,000 square feet of the building and is subletting the remainder at an amount equal to its cost per square foot until such time as it requires the additional space. Upon completion of the Watsonville manufacturing facility, the Company intends to apply for ISO 9000 certification, which will enable it to more effectively compete in overseas markets.

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

     BACKLOG OF ELECTRON TUBES

     As of September 30, 1997, the Company's production backlog represented by customer orders in its electron tube business was approximately $1,900,000. For the preceding year ended (or equivalent) September 30, 1996, the Company had approximately $1,500,000 in firm backlog. The Company anticipates completing all production backlog during its current fiscal year. There is no guarantee, however, that the Company will recognize sales from any or all of the backlog orders.

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

THE COMPANY'S PARTICLE INTERCONNECT TECHNOLOGY

     OVERVIEW OF PI TECHNOLOGY

     The Company proposes to pursue a new line of business involving the development and licensing of high performance, low-cost interconnect products. The Company's PI Technology utilizes patents procured and owned by the Company for the production of electronic interconnect products. The Company's Proprietary Electroplating Process will be transferred to strategic partners that will use the PI Technology to mount, package or attach electronic devices and other products utilizing the PI Technology. This new line of business will be conducted through the Company's wholly owned subsidiary, PI Corp.

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

     As these products have decreased in size and increased in complexity, conventional techniques of connecting their components together have begun to become inadequate. The conventional methods of interconnecting electronic components in a rematable fashion have limits to the miniaturization the electronic components can tolerate, while at the same time remaining cost effective. The interconnect industry that serves the PC, automotive, communication and work station markets is aggressively pursuing technologies that will allow it to move to the next level of performance and size.

     Integrated Circuits

     The Company believes that market trends in IC packaging will lead to increased demand for emerging high density substrates. ICs have historically been packaged by connecting the silicon die to a lead frame or by bonding the silicon die to an interconnect substrate using fine wires. As ICs are becoming increasingly powerful, they produce more heat and require a significantly greater number of input/output ("I/O") electrical connections to attach the silicon die, thus placing substantially greater demands on the IC packaging materials. For instance, a typical IC six years ago required up to approximately 80 I/O connections to the silicon die, whereas today typical ICs require up to approximately 250 I/O connections. The number of high density IC packages requiring more than the typical 250 I/O connections to the silicon die increased from an estimated 240 million in 1990 to an estimated 777 million in 1995, based on published industry information. Market demands are currently forcing certain IC toward 1,000 I/O connections. Further, IC packaging demands arise when multiple silicon dies are integrated into one powerful package, known as a "Multi Chip Module" or "MCM."

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

     Wiping Action Technology

     Wiping Action Technology is still the prevailing means for interconnecting electronic components. Wiping action interconnect technology (for example, sockets, plugs, and needle pins) forms a temporary electrical interconnect and thus readily allows the remating of various components and assemblies (for example, when replacing or upgrading a memory module in a PC). A problem with using such technology is that it is subject to the persistent formation of oxides (a non-conductive material) along a contacting surface, which increases contact resistance. In time, these oxides build up, hastening connection failure and thus equipment failure.

     Wiping action technology is only available in the form of various connectors and sockets. These devices usually provide a contact surface formed from a limited range of special metals, alloys, and other expensive materials, suitable for maintaining a sliding connection. The devices themselves have interfering electrical properties due to their size and orientation on a circuit board, among others, and thus degrade signal propagation through the interconnect (by introducing resistive, capacitive, and inductive components into the signal path).

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

     Identification of Problem

     The Company and others in the industry are aware of the physical constraints imposed upon the development of new products using existing technologies. The problem is simple to identify and define, but difficult to solve. As IC packages increase in I/O count and complexity while remaining constant or decreasing in physical size, a problem arises in accommodating this complexity in a reliable, technically efficient fashion. Whether the package is connected to the device via solder, adhesive or socket, the connection process as I/O counts move ever higher becomes difficult to achieve.

     Designers of rematable connections, however, find this issue especially troubling. As pin counts rise, the amount of force the device to package interface must support also increases. Using conventional contact technology like a gold to gold wiping connection, contact force measures around 40 grams per contact. When IC packages had I/O counts of 100, this force was easy to accommodate, but as I/O counts move toward 1,000 and beyond, current contact technologies are inadequate. For example, at 40 grams per contact, a 1,000 I/O BGA socket must effectively accommodate 40 kg of force, equivalent to half the weight of an average man.

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

     .    Be very low cost.

     The Company's Solution

     The Company believes that its PI Technology provides a cost effective solution to solving this industry-wide problem. As discussed below, the Company believes the PI Technology can establish reliable, rematable connections at only 10 grams of force. This means that only 10 kg versus 40 to 80 kg of force is required to interconnect a 1,000 I/O IC socket with the underlying substrate. The Company believes this reduction in force may enable manufacturers to connect complex ICs to products through the next several generations of electronics.

     Additionally, the connection pathway provided by a connection using the PI Technology is exceptionally short and has very low resistance. These features allow the connection of very high speed ICs without seriously degrading their performance as conventional techniques sometimes do. Moreover, the Company believes that the PI Technology can be applied using its Proprietary Electroplating Process at a very low cost.

     There is no assurance, however, that the market place will accept the PI Technology or that the Company can successfully complete a testing program before it can market the PI Technology. Unforeseen technical problems arising out of such testing could adversely affect the Company's ability to develop a commercially acceptable version of the PI Technology.

     THE COMPANY'S PI TECHNOLOGY

     Overview

     Background. The PI Technology was conceived in 1986, with the initial patent thereon issued in 1987. A major aerospace firm took a special evaluation contract in August 1988 to use the PI Technology for the development of the Space Defense Initiative ("SDI") "Super Computer Program" and for use in other portions of the SDI ("Star Wars") Programs. The results of the SDI Programs demonstrated that the PI Technology could meet and surpass military IC packaging and interconnect requirements, designated MIL-STD 883C and MIL-STD 38510, which the Company believes are more stringent than the requirements in the commercial marketplace.

     The Company received the rights to seven patents and six patent applications and the Proprietary Electroplating Process from Particle California. See "BUSINESS-Recent Acquisitions, Dispositions and Transactions." Five companies operate under licenses from the Company to use the PI Technology. These licensees use the PI Technology to produce products that do not currently compete with products the Company believes potential licensees of the PI Technology will produce; however, nothing in the license agreements would prohibit these companies from doing so in the future, provided the licensees have a right to use the PI Technology in that field.

     General. The PI Technology utilizes patents owned by the Company for bonding and joining metal surfaces to enhance electrical connectivity. The Company's core product is similar to "conductive sandpaper" in appearance, and is formed by attaching conductive diamond particles to a panel. The "conductive sandpaper" creates a socket or connector for electronic devices, and may replace the use of soldering to create such connections.

     Operation of the Technology

     PI Technology begins with metallized, doped diamond particles which have been closely screened as to size. The particles are tightly classified in sizes ranging from 10 microns to 125 microns, depending upon the end-product application. Small particle size, 8 to 12 micron range, are for small pad sizes, less than 5 mm in diameter, and have a small amount of penetration. Medium particle size, in the 20 to 30 micron range, are for medium pads sizes, 5 mm to 100 mm in diameter, and have a medium amount of penetration. Large particle size, 115 to 135 micron range, are for large pads sizes, greater than 100 mm in diameter, and have a large amount of penetration.

     These electrically conductive diamond particles are attached onto contact sites using standard masking and electroplating processes. The embedded particles create a surface with many points that provide numerous parallel electrical paths by penetrating though an oxide without requiring the wiping action of conventional contacts. The Company believes that its non-wiping action, oxide penetrating PI Technology are capable of penetrating surface contamination and oils to create a gas-tight electrical contact.

     The diamond particles concentrate insertion force transmitted by a contact into a very small area or point. This gives the diamond particle the force per square inch required to pierce oxides and other contaminants on most surfaces without requiring large amounts of force on the contact. Reliable, gas-tight connections can be made with PI Technology with as little as 10 grams of force per contact. This low-level of force is sufficient to drive the particles into the mating surface (for example a I/O pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do very little damage to the mating surface. This provides very long remate life with very little degradation of the connection. Since there is no wiping action, contact coatings stay substantially intact.

     These particles can be applied to many different substrates; flexible, rigid, metallic and non-metallic. This ability coupled with the very low contact force gives the capability to make reliable connectors out of materials that could collapse if exposed to the normally required contact forces.

     COMPANY PI TECHNOLOGY STRATEGY

     The PI Technology has application in many different industries where electrical connections and interconnections are made. The Company initially has selected the electronic interconnect industry as the primary industry in which to license the PI Technology and Proprietary Electroplating Process. The PI Technology has been in use in the connector industry for several years, mainly in test and burn-in socket applications by licensees of the PI

Technology. There is a current demand in the connector industry for reliable Ball Grid Array (BGA) and Land Grid Array (LGA) production sockets as well as other forms of Z-axis interconnect such as direct chip attachment and MCMs. The Company believes the PI Technology offers immediate advantages for these products. As a result, the Company has developed the following short term and long term strategies.

     Initially, the Company planned to develop full production capacity to produce panels using the PI Technology. Because of the large capital investment required to develop full production capacity, however, the Company has decided to license the PI Technology and Proprietary Electroplating Technology to interconnect manufacturers and assist such manufacturers in the development, testing and qualification of the PI Technology for that specific product line. The Company's primary objective is to provide this service to numerous connector manufacturers, in competing and non-competing applications.

     The Company believes that entering into joint venture relations with a leading connector manufacturer or a leading electronic technology OEM is the only practicable method of bringing the PI Technology to market given the Company's current capital position. The Company believes that such relationships are necessary to gain worldwide access for the PI Technology (i.e., the Company believes approximately 60% of its potential market for Z-axis interconnects exists outside the United States). The Company contemplates that a licensee or joint venture partner will provide access to its existing distribution channels and be responsible for marketing and engineering costs for the relevant Z-axis package. In many cases the Company will attempt to establish long term strategic alliances with these industry leaders to continue development and manufacture of new products that will incorporate the PI Technology. While the Company continues to discuss such relationships and alliances with industry participants, no agreements or understandings exist currently, and there can be no assurances given that any such relationships or alliances will be established or if established that they would be profitable to the Company.

     As these business relationships mature, the Company intends to begin expansion into other industries in a similar fashion. The Company currently contemplates that some of these industries will include the printed circuit board ("PCB") industry with alternative interconnect attachment solutions, automotive electronics and the utility power industry (splices and switches).

     PI Technology Sales and Marketing

     Phase I Corporate Image. The Company, as an emerging Company with respect to the design, marketing and licensing of its PI Technology must become recognized in the industry. The Company's focus on establishing a solid corporate image is based on management's belief that OEMs and suppliers to OEMs will not put their own production schedules and reputations at risk with companies they feel are unstable regardless of how revolutionary the product or service may be. This is exceptionally true in the connector industry. The Company believes that it has had success at projecting an image acceptable to the industry as evidenced by the willingness of industry leaders to enter teaming and strategic alliance discussions with the

Company. The Company will continue to use conventional methods such as attending industry conventions, meeting with high-level executives in the industry's leading companies and contacting key analysts in the industry to enhance and stabilize the Company's corporate image. In the future the Company expects to expand its efforts to include:

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

     Phase II - Forming Strategic Alliances. The Company believes that establishment of a sound business image and an appropriate level of exposure for PI Technology in the market place is only the first step in successfully penetrating the market through a strategic partner. To succeed with this approach, the Company must select an appropriate licensee or partner, convince this partner of the viability and advantages of the PI Technology at its Proprietary Electroplating Process, negotiate a mutually beneficial agreement, and perform on the agreement. The Company can provide no guarantee that it can accomplish these tasks.

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

     The Company has entered into preliminary discussions with two industry leaders that satisfy all of the above criteria, however, the Company can provide no assurances that any agreements will be consummated or, if consummated, that such agreements will prove profitable.

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

     PI TECHNOLOGY COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. Multinational connector manufacturers (such as Berg Electronic, AMP, 3M, Molex and Yamaichie), and major OEM electronic technology leaders (such as Intel, Siemens and IBM), each with established manufacturing facilities and tremendous economies, compete with each other daily on both price and quality. In the event the Company enters into a license or joint venture relationship with a major connector manufacturer, its products will directly compete with the products of the other connector manufacturers. The Company's current approach of licensing or partnering rather than competing with these large firms means that it will not directly compete with such well established leaders. The Company, however, will face competition to its PI Technology primarily through the development of competing technologies and technologies that currently exist.

     There currently exists approximately 28 different sources/technologies for use in creating Z-axis interconnects. These technologies include: dendrite crystals, gold dot technology, fuzz button technology, elastromerics, z-axis conductive adhesives and others. These technologies are currently produced by materials suppliers, flexible and rigid PCB manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than the Company. The Company believes that each technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to the PI Technology.

     The risk of organizations developing new and competitive technologies also exists. The Company will continually monitor the technical environment to identify these risks early and develop strategies to respond to them quickly.

     PI TECHNOLOGY PRODUCT DEVELOPMENT

     While the Company believes the area of quickest return and greatest initial growth is in the Z-axis electronic interconnect market, PI Technology has applications in many other areas. These areas include:

     .    Manufacture of complex PCB cards at low costs.

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

GOVERNMENT REGULATION

     The various business operations of the Company are subject to numerous federal, state and local laws and regulations, including those relating to the use and disposal of hazardous substances. Specifically, the operations of CTL, PI Corp. and Sigma 7 involve the use and handling of environmentally hazardous substances. The use of hazardous substances is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. Furthermore, amendments to statutes and regulations and the Company's expansion into new areas could require the Company to continually modify or alter methods of operations at costs which could be substantial. The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations.

     The Company believes that its Proprietary Electroplating Process will be subject to less environmental regulation because the Company's Proprietary Electroplating Process does not use a lead based interconnect technology and generates less hazardous waste compared to current industry practices due to improvements made in the Company's electroplating process.

     Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal year ended September 30, 1997. The Company has become aware of certain ground water and soil contamination at the Santa Cruz facility formerly occupied by CTL. The company has engaged a consultant to determine the extent of the contamination and the cost to remediate. However, until the buildings at the facility have been removed, further site characterization and an estimate of the cost to remediate cannot be determined.

INTELLECTUAL PROPERTY

     PATCH TECHNOLOGY AND PARTICLE INTERCONNECT TECHNOLOGY

     The Company will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the Patch Technology, PI Technology and the Proprietary Electroplating Process. The electron tube technology utilizes no intellectual property rights belonging to the Company. The Company currently owns seven U.S. patents (which expire from February 14, 2006 to October 15, 2013) on the PI Technology and seven patent applications, six related to the PI Technology and one relating to the Patch Technology.

     Prior to the Company's acquisition of Particle California, Mr. Louis DiFrancesco, the inventor of the PI Technology, or companies he controlled, granted exclusive and nonexclusive licenses to use the patents and patent applications on the PI Technology to the following Companies: Exatron Automatic Test Equipment Inc., with an exclusive license to use the PI Technology in the field of sockets for use in the automated handling and testing of integrated circuits and a non-exclusive license to use the PI Technology in the field of electrically conductive components; a non-exclusive license to Acsist Associates Inc., now known as Johnson-Matthey Semiconductor Packagings, Inc., to use the PI Technology in the field of laminate-based substrate products; an exclusive license to Micro Module Systems, Inc., to use the PI Technology in the field of MCM-D thin film substrates, except attached or associated products including integrated circuits, sockets, lids, heat sinks, housings and printed circuit boards; a non-exclusive license to Multiflex Inc., to use the PI Technology in the field of laminate-based substrates and metal substrates; and a non-exclusive license to Myers Consulting Inc., to use the PI Technology in the field of laminate-based substrates, metal substrates, and wafer or semi-conductor products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Trends and Uncertainties."

     Subsequent to date of the Company's acquisition of Particle California, the Company became aware of a purported assignment on February 14, 1991 of a one-half interest, title and right to the then patent application, which is now U.S. Patent No. 5,083,697 (a basic patent underlying the PI Technology) made by Mr. Louis Difrancesco, the inventor of the PI Technology, to Mr. Kenneth Bahl. The company recently reached a resolution to the purported assignment of a one-half interest in certain patents underlying the PI Technology from Mr. Difrancesco to Mr. Kenneth S. Bahl in February 1991. The Company now owns the full and unconditional rights to the PI Technology. See "-Recent Acquisitions, Dispositions and Transactions-Kenneth S. Bahl Settlement."

     Consequently, PI retains the right, subject to any interest which Mr. Bahl may retain, to exclude all other companies from using the patented technology without a license. Concomitantly the Company may license such other companies as it chooses, provided the licenses are consistent with the exclusive licenses previously granted and other licensing restrictions that may appear in such prior licenses.

     As of September 30, 1997, the Company has filed one patent application titled "Memory Module Assembly Using Partially Defective Chips," relating to the Patch Technology. The Company can provide no assurance that a patent will be issued or that, if issued, such patent will provide adequate protection to the Company with respect to its products.

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

     The semiconductor and interconnect industries are characterized by uncertain and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing, although it does not believe that it is infringing any third party proprietary rights at this time. To the extent that it deems necessary, the Company may license the right to use certain technology patented by others in certain products that it manufactures. There can be no assurance that the Company will not in the future be notified that it is infringing other patent and/or intellectual property rights of third parties.
In the event of such infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is expensive, and the Company's operating results could be materially adversely affected by any such litigation, regardless of its outcome.

     The Company also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality and non-competition agreements, among other practices and procedures, with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets, such as the Proprietary Electroplating Process, will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of the Company's proprietary rights to the same extent as do the laws of the United States.

EMPLOYEES

     As of September 30, 1997, the Company and its subsidiaries had approximately 81 employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3290, Denver, Colorado 80202. The monthly lease payments are $1,834.18.

     SIGMA 7

     With the exception of its proprietary PC boards manufactured by third parties, Sigma 7 currently assembles all of its products in a 33,938 square foot facility located at 6610 Nancy Ridge Dr., San Diego, California. Sigma 7's executive offices are also located at this facility. The Company estimates the facility has a capacity to remove and attach from PC boards over 400,000 computer chips per month and the ability to test 196,550 chips per month. The facility currently operates 24 hours per day, using three eight-hour shifts.

     The Company's facility in San Diego is leased from an unaffiliated party, which lease expires in June of 1999. The monthly lease payments are $17,647.76. The Company is actively considering possible subleasing of excess space in order to further reduce overhead cost. The Company believes that the current lease terms are very favorable to the Company as the lease rate per square foot under the Company's lease is significantly below the per square foot rental cost being charged on similar facilities.

     CTL

     The Company's manufacturing facilities are located at 125 Aviation Way, Watsonville Municipal Airport, City of Watsonville, California, and consists of approximately 21,600 square feet. The Company currently leases this facility pursuant to a lease agreement dated June 16, 1995 with the City of Watsonville, California. Construction of this facility began in March 1996, and the Company completed its move to this new facility in January of 1998. The Company occupies approximately 12,000 square feet at the facility and is subletting the remainder at an amount equal to its cost per square foot until such time as it requires additional space. The lease is for a period of 15 years with an option to renew for three successive five-year terms. The total lease cost is approximately $15,000 per month, exclusive of any sublease revenues. The Company is currently negotiating the sale of CTL to an unaffiliated party on terms and conditions to be determined. See "-Recent Acquisitions, Dispositions and Transactions -Disposition of CTL."

     PI CORP.

     The Company originally conducted its operations on a 45,000 square feet, 10-acre site located at 3550 South Marksheffel Road, Colorado Springs, Colorado. In September 1997, the Company prematurely terminated on this lease and the landlord took possession on October 4, 1997, prior to which the Company removed all assets and equipment from the building. The research and development equipment is currently being held in rented storage, and management, financial and clerical activities are being conducted at temporary facilities. As discussed in item 1, the Company entered into an agreement to form a new corporation with Dr. Herbert J. Neuhaus and Ronald A. Morley in order to better promote the likelihood of obtaining an industry partner and financing to secure the successful commercialization of the PI Technology. The corporation, Microlink Technologies Corporation, entered into a lease agreement, which the Company guaranteed, dated October 14, 1997, to lease approximately 4,000 sq. feet for a term of three years commencing November 1, 1997 and ending October 31, 2000 at a monthly rental of $1,833.33. The facility is located at 2291-C&D Waynoka Road, Colorado Springs, Colorado 80915.

ITEM 3.   LEGAL PROCEEDINGS

     On September 30, 1997, the landlord of the property formerly occupied by PI Corp. at 3550 S. Marksheffel Road, Colorado Springs, Colorado, filed a complaint against, among others, Particle Interconnect Corporation and the Company, seeking damages for premature termination of the lease which includes a rental payment of $23,823.38 for the month of September 1997, and monthly rental payments of $23,587.50 for the months of October 1997 through July 1998. The Company has settled the dispute with the landlord and its remaining liability on the settlement is approximately $186,000. Further, the Company has reason to believe, based upon representations made by the landlord, that such liability may be significantly reduced as a result of the landlord re-leasing the premises to another party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of security holders during the period covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

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

 1996 Fiscal Year             Ask      Bid
 -------------------------  -------  -------

     December 31, 1995     $ 1.625  $  .625
     March 31, 1996          1.9375   1.00
     June 30, 1996           5.75     2.00
     September 30, 1996      5.50     2.75

1997 Fiscal Year
-------------------------

     December 31, 1996     $ 4.00   $ 3.875
     March 31, 1997          2.4375   2.0625
     June 30, 1997            .50      .375
     September 30, 1997       .270     .220


     As of January 30, 1998, there were approximately 480 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 4,500 beneficial owners of its Common Stock as of that date.

DIVIDEND POLICY

     While there currently are no restrictions prohibiting the Company from paying dividends to its shareholders, the Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from October 1, 1994 through September 30, 1997.

                       TITLE OF
  DATE OF SALE        SECURITIES                  AMOUNT       CONSIDERATION                        PURCHASER
  ------------        ----------                  ------       -------------                        ---------
   (1)    7/7/95  Common                         5,412,191  Assets & Liabilities of          Modern Industries, Inc.
                                                            Modern Industries
                                                            Recorded at $3,093,000

   (2)    7/7/95  Options to Purchase            1,600,000  Agreement to serve as            Terry W. Neild
                  Common Shares                             directors, officers and          Gordon J. Sales
                                                            counsel to Registrant            Mark S. Pierce
                                                                                             Corporate Advisors, Inc.

   (3)   11/9/95  Options to Purchase              700,000  Agreement to serve as            Gordon J. Sales
                  Common Stock, at                          Officers, Directors &            Mark S. Pierce
                  an exercise price of                      Counsel to the Company           Terry W. Neild
                  $.50 per share                                                             Corporate Advisors, Inc.

   (4)   11/9/95  Options to Purchase              265,000  Agreement to Continue            10 Employees of California Tube
                  Common Stock, at                          Employment at CTL and to         Laboratories, Inc.;
                  an exercise price of                      provide consulting services      S. Wilde and Alan M. Smith
                  $.50 per share                            to the Company

   (5)  12/22/95  Options to Purchase              716,180  Agreement to Provide             1. Communique Media Services,
                  Common Stock, at                          Consulting Services to the       Ltd.
                  an exercise price of                      Company                          2. Financial Power Network, Inc.
                  $.50 per share                                                             3. James O. Gray
                                                                                             4. Admiral House

   (6)    2/1/96  Options to Purchase              800,000  Agreement to provide             James O. Gray
                  Common Stock, at                          consulting services to the       L.L. Ross
                  an exercise price of                      Company and for past             Wendy S. Gobbett
                  $.75 per share for                        services of consultants
                  650,000 shares and
                  $1.25 per share for
                  150,000 shares

   (7)    3/3/96  Common Stock                      96,606  Legal Services - valued at       Corporate Consultancy Services,
                                                            $39,751                          Ltd.

   (8)   3/28/96  Common Stock                     126,761  Contribution to ESOP             California Tube Laboratory, Inc.
                                                            valued at $1.25 per share        Stock Bonus Employee Stock
                                                            for $158,451.15                  Ownership Plan & Trust

   (9)   3/29/96  Options to Purchase              550,000  Agreement to provide             Quidquia Management
                  Common Stock, at                          consulting services to the       Rocha Holdings, Ltd.
                  an exercise price of                      Company
                  $.50 per share for
                  300,000 shares and
                  $.75 per share for
                  250,000 shares

  (10)  5/9/96    Common Stock                     400,000  Conveyance of Land,              Sonora Station, Ltd.
                                                            Recorded at $1,000,000           Muriel J. Fulton
                                                                                             Barbara J. Drew
                                                                                             Darren Begley


                       TITLE OF
  DATE OF SALE        SECURITIES                  AMOUNT       CONSIDERATION                        PURCHASER
  ------------        ----------                  ------       -------------                        ---------
   (11)   6/3/96  Options to Purchase              380,000  As consideration for past        David Blank
                  Common Stock, at                          services as employees of         James Martin
                  an exercise price of                      CTL                              Lance Mullins
                  $.50 per share                                                             Tony Wynn

   (12)  6/12/96  Options to Purchase              400,000  As consideration for             Jeffrey Halbirt
                  Common Stock, at                          consulting services and as       Alan M. Smith
                  an exercise price of                      an incentive to remain an
                  $.50 per share                            officer of the Company

   (13)  5/17/96  Common Stock                      14,780  Legal Services - valued at       Charmirathor, Inc.
                                                            $16,554

   (14)  7/10/96  Series B Preferred                 1,000  $10,000,000                      Accredited Investors who are Non-
                  Stock and attached                                                         U.S. Persons (23)
                  Warrants to acquire              761,905
                  shares of Common
                  Stock

   (15)  7/10/96  Warrants to acquire              330,159  Services as Placement            Swartz Investments, LLC
                  Common Stock, at                          Agent
                  a price of $3.9375
                  per share

   (16)  9/3/96   Common Stock                   1,400,000  Exchange of shares of            Five (5) shareholders of Particle
                                                            Particle Interconnect, Inc.      Interconnect, Inc.
                                                            in a Triangular Merger,
                                                            which was accounted for
                                                            as an immaterial pooling
                                                            of interests.

   (17)  9/3/96   Options to Purchase              800,000  Agreement to serve as            Alan M. Smith
                  Common Stock, at                          Officers, Counsel or             Corporate Advisors, Inc.
                  an exercise price of                      Consultant to Company            521508 B.C. Ltd.
                  $4.00 per share

   (18)  9/3/96   Options to Purchase              230,000  Agreement to serve as            Certain employees of PI Corp.
                  Common Stock, at                          officers or employees of
                  an exercise price of                      the Company.
                  $4.00 per share

   (19)  10/8/96  Common Stock                     277,778  Exchange of shares of            Three (3) shareholders of
                                                            A.C. Magnetics, Inc. in          A.C. Magnetics, Inc.
                                                            Triangular Merger, with a
                                                            total share value of
                                                            $1,000,000.

   (20) 12/16/96  Series C Preferred                   525  $ 5,250,000                      Accredited Investors (11)
                  Stock and attached               530,771
                  Warrants to acquire
                  Common Stock

                       TITLE OF
  DATE OF SALE        SECURITIES                  AMOUNT       CONSIDERATION                        PURCHASER
  ------------        ----------                  ------       -------------                        ---------
   (21) 12/16/96  Warrants to acquire              214,615  Services as Placement            Swartz Investments, LLC and
                  Common Stock                              Agent                            Assignees

   (22) 7/3/97-   Common Stock                   7,412,156  Conversion of 231 Shares         Accredited Investors (9)
        7/14/97                                             of Series C Preferred
                                                            Stock

   (23) 9/11/97   Series D Preferred                 1,080  Preferred Shares of BMI          Robert J. Macri
                  Stock                                                                      Burford B. Wiley
_______________

/(1)/ During the period commencing September, 1996 through January 31, 1997, certain holders of the Series B Preferred Stock, pursuant to the Certificate of Designation, converted a total of 810 shares of Series B Preferred Stock into 2,636,530 shares of Common Stock which were issued without registration pursuant to the exemption provided by Regulation S.

     UNDERWRITERS

     Other than Swartz Investments, LLC ("Swartz"), no underwriter or selling or placement agent was involved in any of the transactions described above. Swartz was engaged as selling agent in connection with the sale of the Series B Preferred Stock and Series C Preferred Stock and was paid compensation equivalent to 11% of the aggregate funds raised in such placements. In addition, it received warrants to purchase shares of Common Stock equal to 10% of the aggregate securities sold, assuming that the holders of the Series B Preferred Stock and Series C Preferred Stock and related warrants, converted their Series B and Series C Preferred Stock or exercised their warrants at the Fixed Conversion Price.

     EXEMPTION FROM REGISTRATION CLAIMED

     All of the sales by the Company of its unregistered securities (except for those described in Item 14, which were made pursuant to Regulation S and those described in Item 20, which were made pursuant to Rule 506 of Regulation D adopted under the Securities Act of 1933, as amended) were made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All of the individuals who purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

     The sale of 1,000 shares of convertible Class B Preferred Stock was made pursuant to and in compliance with Regulation S. The offering was restricted to and entirely purchased by twenty-three (23) institutional accredited investors. Extensive documentation was prepared and utilized to insure compliance with the terms, conditions and provisions of Regulation S. All purchasers and the Registrant were represented by their own independent counsel, tax advisors, accounting firms and other advisors. The Company undertook and implemented control procedures to assure compliance with the terms and conditions of Regulation S.

     The sale of 525 shares of Convertible Class C Preferred Stock was made pursuant to and in compliance with Rule 506 of Regulation D. The offering was restricted to and entirely purchased by 11 institutional accredited investors. Extensive documentation was prepared and utilized to insure compliance with the terms, conditions and provisions of Regulation D. All purchasers, including the Company, were represented by their own independent counsel, tax advisors, accounting firms and other advisors. The Company and its transfer agent undertook and implemented control procedures to assure compliance with the terms and conditions of Regulation D.

ITEM 6.   SELECTED FINANCIAL DATA

     On December 4, 1995, the Company changed its fiscal year end from December 31, 1995 to September 30, 1995 due to the acquisition of the assets and liabilities of Energy on July 7, 1995 for 5,412,191 shares of Common Stock, which represented 52% of the Common Stock outstanding at that time. As a result, for accounting purposes, Energy was considered the acquiring corporation and the comparative information presented herein represents that of Energy prior to July 7, 1995 and Energy and the Company subsequent to such date. See "BUSINESS-Recent Acquisitions, Dispositions and Transactions," and "INDEX TO FINANCIAL STATEMENTS."

     The following selected consolidated financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Consolidated Statements of Operations data presented below for the fiscal year ended September 30, 1997 and September 30, 1996 and the eleven months ended September 30, 1995 and the Consolidated Balance Sheet data as of September 30, 1997 and 1996 have been derived from the Company's Consolidated Financial Statements included in this Form 10-K. The Consolidated Financial Statements as of and for the fiscal year ended September 30, 1997, and 1996 and the eleven months ended September 30, 1995 were audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements, as of and for the fiscal year ended October 31, 1994 were audited by Mark Shelley, CPA, independent public accountant. The Statements of Operations data set forth below for the years ended October 31, 1994 and 1993 and the Balance Sheet data set forth below at September 30, 1995 and October 31, 1994 and 1993 are derived from audited financial statements not included in this Form 10-K.

                                             Year              Year              Eleven             Year             Year
                                             Ended             Ended          Months Ended         Ended            Ended
                                            9/30/97           9/30/96       9/30/95/(1)/         10/31/94         10/31/93
                                           ------------       -----------      -------------       ----------       ----------

Total net sales                            $  7,729,000       $ 3,405,000      $   3,768,000       $2,066,000       $   60,000
Costs & expenses                             24,210,000         8,688,000          5,089,000        2,428,000          142,000
Net loss                                    (16,481,000)       (5,283,000)        (1,321,000)        (362,000)         (82,000)
Deemed preferred stock
  dividend relating to
  in-the-money conversion                     1,072,000         1,625,000                 --               --               --
Accretion on Preferred Stock                    460,000                --                 --               --               --
Net loss applicable to common
  Stockholders                              (18,013,000)       (6,908,000)                --               --               --

Net loss per common share                        $(0.99)           $(0.54)            $(0.18)          $(0.08)          $(0.04)

Weighted average
  Number of common
  shares outstanding                         18,114,038        13,072,683          7,391,275        4,828,007        2,066,979

At period end:
  Current assets                              3,541,000       $10,625,000      $   1,796,000       $1,499,000       $    4,000
  Current liabilities                         3,655,000         2,060,000          1,799,000        1,621,000           82,000
  Working capital (deficit)                    (114,000)        8,565,000             (3,000)        (122,000)         (78,000)
  Total assets                                7,055,000        13,826,000          3,069,000        3,141,000           51,000
  Long-term debt                                 16,000            86,000             48,000           48,000          175,000
  Stockholders' equity (deficit)           $  3,384,000       $11,680,000      $   1,222,000       $1,472,000       $ (206,000)

Cash dividends per
  common share                                       --                --                 --               --               --

_______________
See also "BUSINESS-Recent Acquisitions, Dispositions and Transactions."
/(1)/ On December 4, 1995, the Company changed its fiscal year end from December 31 to September 30.  The comparative information presented herein represents that of Energy which was deemed to be the acquiring company in the July 7, 1995 transaction.  Energy's fiscal year end was previously October 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the "SELECTED CONSOLIDATED FINANCIAL DATA" and "INDEX TO FINANCIAL STATEMENTS."

     The statements contained in this Form 10-K, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those, among others, discussed under "-Trends and Uncertainties" below. Any forward-looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     From 1991 through the fiscal year ended December 31, 1994, the Company was generally inactive and reported no operating revenues. In July 1995, the Company completed the acquisition of Energy and its wholly owned subsidiary CTL. See "Business-Overview." The Company substantially expanded the scope of its business and revised its business strategy subsequent to the Energy transaction through the acquisition of certain patents, patent applications, proprietary technology and operations relating to the Antenna Technology, the PI Technology and the Patch Technology. During this time, the Company has been engaged primarily in directing, supervising and coordinating the Company's activities in the continuing developments of its new lines of business, in addition to the recruitment of management and technical personnel and raising new capital to fund its operations.

     The primary asset acquired in the Energy transaction, its wholly owned subsidiary CTL, continued to generate positive cash flows in the 1997 fiscal year. Sales increased 36.7% over the 1996 fiscal year. This increase in sales was primarily attributable to new defense-related contracts entered into in the final quarter of the 1996 fiscal year for which production commenced in the first quarter of the 1997 fiscal year and continued through the second and third quarters. Production capacity constraints continued throughout the year at the Company's Santa Cruz, California manufacturing facility. The Company completed its move to new the production facility in January of 1998, and anticipates that such move should eliminate the production capacity constraints.

     On November 15, 1995, the Company entered into a research and development agreement with ASU for the development of the Antenna Technology. The Company had obtained the rights to certain patent applications relating to the Antenna Technology and had developed several working prototypes of the External Antenna. The Company had anticipated commencing commercial production of both an External Antenna and Internal Antenna in the 1997 fiscal year.

     On September 30, 1996, the Company formed a wholly owned subsidiary, Cellular Magnetics, Inc. which acquired all the assets and liabilities of M.C. Davis in exchange for 277,778 shares of Common Stock valued at $1,000,000 and $800,000 in cash. While the Company had initially considered constructing its own manufacturing facility for the manufacture of antenna products, this acquisition, accounted for by the purchase method of accounting provided the Company with both a facility for the immediate production of products using its Antenna Technology and an established manufacturing facility. The Company intended to continue to produce the miniature and subminiature electronic components previously produced by M.C. Davis and did not anticipate that the production of the Antenna Technology would significantly impact its ability to manufacture these electronic assemblies.

     Based on subsequent evaluations of the Antenna Technology by the Company and an independent investment banking company, the Company determined that it was in its best interest to divest itself of the proposed design, development and production of the Antenna Systems conducted by its wholly owned subsidiary Intercell Wireless Corp., as well as the manufacture of miniature and non-miniature coils, transformers and other electronic assemblies conducted by its wholly owned subsidiary Cellular Magnetics, Inc. On July 18, 1997, the Company sold all of its right, title and interest in the Antenna Technology and its wholly owned subsidiaries Intercell Wireless Corp. and Cellular Magnetics, Inc. to Intercell Technologies Corporation ("ITC"). As consideration for the sale, the Company received 6,269,226 shares of ITC stock, 1,100,111 shares of the Company's Common Stock and two Promissory Notes in the amounts of $2,200,000 and $375,000, respectively. As a result of uncertainties with respect to the realization of the consideration received, no gain was recognized on the transaction. In the event of default by ITC on the promissory notes, the ownership of Cellular Magnetics, Inc. will revert back to the Company. Subsequent to the transaction with ITC, the Company evaluated the recoverability of its investment in and advances to and concluded that an impairment charge of $835,000 was necessary to reflect continued uncertainties regarding realization of its investments in and advances to ITC.

     To diversify the Company's operations and to capitalize on a new and emerging technology, the Company formed a wholly owned subsidiary, PI Corp. in September 1996, which merged with Particle Interconnect, Inc., a California corporation ("Particle California"). The Company exchanged 1,400,000 shares of Common Stock for all of the outstanding stock of Particle California. The transaction was accounted for as an immaterial pooling-of-interest as the prior operations of Particle California are not material to the Company's consolidated financial position, results of operations or cash flows. Accordingly, the consolidated financial statements for the periods prior to the date of acquisition have not been restated, except for loss per common share information. From the date of the merger, PI Corp. has been engaged primarily in the construction of production capabilities at its plant and the continuing development of the technology. PI Corp. originally expected to commence commercial production in 1997. Due to high costs associated with continuing product development and testing, construction of production capabilities and of market penetration, the Company realigned its operations in September of 1997 to focus solely on the testing, validation and refinement of the PI Technology. Accordingly, the Company has discontinued its efforts to establish production capabilities and has recorded a loss on the abandonment of the related production assets of $801,000 in 1997. The Company believes that a significant requirement for introducing products utilizing the PI Technology into the market will be entering into joint venture, co-manufacturing, licensing or other similar arrangements with existing manufacturers or distributors in this field.

     Effective June 6, 1997, the Company acquired a controlling interest in Sigma 7 Corporation. Sigma 7 conducts its business through its subsidiary BMI Acquisition Group, Inc. BMI has developed and currently utilizes a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. The Company acquired control of Sigma 7 through the acquisition of 90% of the 5,000,000 issued and outstanding shares of Sigma 7's common stock in exchange for the payment of $550,000 and by providing approximately $1,985,000 in additional financing, consisting primarily of secured loans and standby letters of credit. In addition, the Company issued 1,000 shares of Series D Preferred Stock at $2,500 per share to holders of certain preferred shares of BMI to eliminate such preferred shares. The transaction was accounted for by the purchase method of accounting. The cash purchase price for Sigma 7 was allocated to the net assets acquired based on their estimated fair values. The purchase price for Sigma 7 was allocated to the net assets acquired based on their estimated fair values. In connection with the Acquisition, a portion of the purchase price was allocated to the value of its in-process research and development projects. From the date of its acquisition through September 30, 1997, Sigma 7 experienced operating losses of approximately $7,100,000. As a result of such losses and uncertainties as to when the subsidiary will generate operating profits and cash flows, as of September 30, 1997, the Company determined that the goodwill recorded on the acquisition of Sigma 7 may not be recoverable. Accordingly the balance of goodwill remaining, $2,300,000 was written off.

     On July 7, 1996, the Company completed an offering pursuant to Regulation S under the Securities Act (the "Regulation S Offering") of 1,000 shares of its Series B Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $8,900,000. The Series B Preferred Stock is convertible into Common Stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $1,765,704. The Company recognized $140,000 and $1,625,000 of the dividend in its fiscal 1997 and 1996 net loss per common share calculation, respectively. The amount recognized was calculated on a pro rata basis over the period beginning with the issuance of the security to the first date conversion could occur. In addition, the conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 10% of the original issue price per annum since July 10, 1996. The beneficial adjustment is treated as an accretion on the Series B preferred stock. For the year ended September 30, 1997, the amount of the accretion was $193,000. The amount of the accretion on the Series B preferred for the year ended September 30, 1996 was not significant.

     On December 15, 1996, the Company completed an offering pursuant to Regulation D to institutional investors of 525 shares of its Series C Preferred Stock, with attached warrants, pursuant to which it received net proceeds of $4,672,500. The Series C Preferred Stock is convertible into Common Stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was equal to 85% of the prevailing market rate, resulting in a deemed dividend of $932,064 which the Company recognized in its fiscal 1997 net loss per common share calculation. In addition, the conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since December 16, 1996. The beneficial adjustment is treated as an accretion on the Series C preferred stock. For the year ended September 30, 1997, the amount of the accretion was $267,000.

     To further improve the Company's working capital position, the Company issued $1,500,000 in convertible debt and warrants in December 1997. The debt requires quarterly interest payments at 9% per annum. $750,000 of this convertible debt matures on December 1, 1999 and may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75. The other $750,000 of convertible debt matures on April 1, 1999 and may be converted at the option of the holder any time after the sixth business day following the maturity date at a conversion price for each share of common stock at 85% of the market price as defined. At the date of issuance, there was a discount related to the beneficial conversion feature. The discount will increase the effective interest rate of the security causing an additional charge to interest expense. See "-Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996.

     Net Sales. Net sales, derived from the Company's subsidiary operations CTL, Cellular Magnetics, Inc. ("CMI") and Sigma 7, increased 127% to $7,729,000 from $3,405,000. This increase was due to new defense-related contracts for electron power tubes entered into in the final quarter of the 1996 fiscal year for which production commenced in the first quarter of the 1997 fiscal year and continued through the second and third quarters and the inclusion of sales of electronic assemblies ($1,480,000) and sales of computer memory modules ($1,594,000) in the 1997 fiscal year.

     In the 1997 fiscal year, net sales of new magnetrons totaled $2,055,000, accounting for 44% of electron tube sales, compared with $1,436,000 or 42% of electron tube sales in 1996. Net sales from rebuilding of magnetrons increased from $1,403,000 or 41% of electron tube sales in 1996 to $2,005,000 or 43% in 1997. The maintenance of the sales mix from 1996 to 1997 indicates the continuity of the Company's focus on new and more complex tube types such as certain pulse magnetrons initiated in the 1996 fiscal year. The increases in sale reflects the Company's success in obtaining new contracts in 1997 for the production of both new and rebuilt pulse magnetrons.

     The Company experienced an increase in gross margins in the electron tube business to 20% in the 1997 fiscal year from 17% in 1996. This increase was due primarily to improved efficiencies in the production of new tube types in 1997 as direct labor costs decreased to 23% of net sales in 1997 compared to 30% in 1996, while direct material costs decreased to 25% in 1997 compared to 29% in 1996. The Company continued to experience capacity constraints in its Santa Cruz, California manufacturing facility and incurred additional costs related to moving production facilities in Watsonville, California.

     In December 1997, the Company signed a letter of intent to sell its electron tube manufacturing subsidiary, CTL, and negotiations regarding this sale are ongoing. The Company intends to use the proceeds from this sale to further the development of the PI Technology and to provide working capital for the Company's other operations. See "-Recent Acquisitions, Dispositions and Transactions, Disposition of CTL."

     The Company recorded sales of electronic assemblies of $1,480,000 and gross profit of $441,000 or 30% of sales in 1997. The Company acquired the electronic assemblies business on September 30, 1996 and accordingly recorded no sales from this business in the 1996 fiscal year. In July 1997, the Company sold its electronic assemblies manufacturing subsidiary to Intercell Technologies Corporation in conjunction with the sale of the Antenna Technology.

     Sales of computer memory modules in the period from June 6, 1997, the date of acquisition of Sigma 7, to the fiscal year end totaled $1,594,000. The cost of goods sold was $3,251,000. This negative gross margin of $1,657,000 or 104% of sales resulted from the high costs of developing ongoing improvements to the testing and production processes, training of new employees as the Company moved from one shift to three shifts per day, and an industry wide decline in the price of computer memory modules. The Company anticipates that the inefficiencies experienced in the production process will be eliminated by the second quarter of 1998. In addition, the Company intends to focus on higher value-added components such as DRAM and COB memory modules in the future. The Company acquired the memory module business in June of 1997 and accordingly, did not record sales from this business in the 1996 fiscal year.

     In July, the Company entered into a stock purchase agreement to sell, transfer, assign, and deliver certain assets, liabilities, rights and obligations of the Company related to its antenna technology, including its wholly owned subsidiaries CMI and Intercell Wireless Corp., to Intercell Technologies Corporation ("ITC") a Colorado corporation, in exchange for 6,269,226 shares and warrants of ITC common stock, 1,100,000 shares of the Company's common stock, and two notes receivable of $2.2 million and $375,000, respectively. The $2.2 million note is accrued by all of the outstanding shares of CMI and accrues interest at 10% per annum. Principal and interest payments of $69,000 are due quarterly with a final payment of $1.2 million due in May 2007. The $375,000 note accrues interest at 10% and is due in full on November 30, 1997. Payment of this note was subsequently extended by the Company to January 15, 1998. As a result of the uncertainties with respect to realization of the consideration received, no gain was recognized on the transaction. The Company will account for its investment in and advance to ITC by the cost recovery method. Subsequent to the transaction with ITC, the Company evaluated the recoverability of its investments in and advances to and concluded that an impairment charge of $835,000 was necessary to reflect continued uncertainties regarding realization of its investment in and advances to ITC.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses increased 60% to $9,077,000 in 1997 compared to $5,683,000 in 1996. This increase was primarily attributable to the inclusion of general, selling and administrative expenses for the Company's new electronic components, cellular antenna, particle interconnect and memory module operations for the first time in the 1997 fiscal year, the buy out of four management contracts ($920,000), the acquisition of Sigma 7 and sale of Intercell Wireless and Cellular Magnetics, additional legal and accounting costs in the 1997 fiscal year related to the filing of a Registration Statement on Form S-1 in January 1997, and the inclusion of compensation recognized on the transfer of stock options from three principal shareholders to an officer and director of the Company ($530,000) in the first quarter of the 1997 fiscal year. In fiscal year 1996, the principal component of general, selling and administrative expenses related to compensation expenses of $3,686,000 resulting from vesting stock options granted to the Company's officers, directors, employees and consultants in 1996 at the exercise prices below the fair market value of the Common Stock on the date of grant.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 1,398% to $1,318,000 in 1997 from $88,000 in 1996. This increase was due to continuing development of the Antenna Technology to the date of disposition of this technology on July 18, 1997 ($213,000) and the PI Technology ($1,105,000). In the 1996 fiscal year, research and development expenses related to the Antenna Technology only.

     In addition to direct expenditures on research and development, the Company wrote off in-process research and development costs of $2,022,000. In connection with the acquisition of Sigma 7, a portion of the purchase price was allocated to the value of in-process research and development projects. These projects involved the research and development of new products and significant extensions and improvements to existing products which had not demonstrated their technological feasibility as of the acquisition date and did not have an alternative future use. Accordingly, immediately upon consummation of the transaction, the value associated with these projects was charged to expense.

     GOODWILL. On the acquisition of Sigma 7, the total purchase price was allocated to the net assets acquired based on estimated fair values. $2,495,000 in goodwill was recorded on this date. From the date of its acquisition through September 30, 1997, Sigma 7 experienced operating losses of approximately $7,100,000. As a result of such losses and uncertainties as to when the subsidiary will generate operating profits and cash flows, as of September 30, 1997, the Company determined that the goodwill recorded on the acquisition of Sigma 7 may not be recoverable. Accordingly the balance of goodwill remaining, $2,300,000 was written off.

     ABANDONMENT OF ASSETS ON REALIGNMENT OF OPERATIONS. In September 1997, the Company announced a plan to realign the operations and activities of PI Corp. in order to reduce the amount of funding required to complete development activities and market PI Corp. products. In connection with this plan, the Company recorded a charge of $801,000 related to the write-off of manufacturing equipment ($599,000) and a lease abandonment ($202,000). PI Corp. commenced implementation of the plan during September 1997.

     IMPAIRMENT CHARGE ON INVESTMENT AND ADVANCES TO INTERCELL TECHNOLOGIES CORPORATION. In July, the Company entered into a stock purchase agreement to sell, transfer, assign, and deliver certain assets, liabilities, rights and obligations of the Company related to its antenna technology, including its wholly owned subsidiaries CMI and Intercell Wireless Corp., to

Intercell Technologies Corporation ("ITC") a Colorado corporation, in exchange for 6,269,226 shares and warrants of ITC common stock, 1,100,000 shares of the Company's common stock, and two notes receivable of $2.2 million and $375,000, respectively.

     Subsequent to the transaction with ITC the Company evaluated the recoverability of its investment in and advances to ITC and concluded that an impairment charge of $ 35,000 was necessary to reflect continued uncertainties regarding realization of its investment in and advances to ITC. The $835,000 charge represents the difference between the carrying amount of the investment in and advances to ITC and the estimated fair value of assets collaterlizing such advances.


     INTEREST INCOME AND EXPENSE. Interest income of $258,000 was earned on cash and short-term investments in the 1997 fiscal year, compared to $36,000 in the 1996 fiscal year. This increase was due to the investment of undeployed cash resources realized through the sale of its Series B and C Preferred Stock in low-risk, interest-bearing securities. Interest expense of $179,000 was recorded in fiscal 1997 compared to $90,000 in 1996. This increase in expense related primarily to liabilities incurred by Sigma 7 in the continuing development and manufacture of computer memory modules.

     INCOME TAXES. As of September 30, 1997, the Company had a net operating loss carryover for federal and state income tax purposes of approximately $20,346,000 and $13,525,000, respectively. The federal net operating losses expire from 2007 to 2011. The benefit of these net operating loss carryforwards has not been recorded by the Company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

     FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995 (ELEVEN MONTHS).

     Net Sales. Net sales, derived solely from the operations of CTL, decreased 9.6% in 1996 to $3,405,000 from $3,768,000 in 1995. This decrease in sales was generally due to a combination of a change in the Company's product mix and the delayed timing of sufficient orders which were originally planned for the fourth quarter of 1996, but were not placed until the end of the 1996 calendar year.

     In the 1996 fiscal year, net sales of new magnetrons totaled $1,436,000, accounting for 42% of sales, compared with $1,455,000 or 39% of net sales in 1995. Net revenues from rebuilding of magnetrons decreased from $1,849,000 or 49% of net sales in 1995 to $1,403,000 or 41% of net sales in 1996. This shift in sales mix was due primarily to the Company's focus on new and more complex tube types such as certain Pulse magnetrons in an attempt to broaden the Company's product line and a slow down in orders for rebuilt magnetrons for the food processing industry in the last two quarters of 1996.

     The Company obtained a significant contract for the manufacture of new and rebuilt Pulse magnetrons in June of 1996. However, the initial order under this contract was not placed until September 1996. As a result, sales were not recorded under this contract until the first quarter of fiscal 1997, resulting in a significant increase in sales in the first quarter of 1997 over the final quarter of 1996.

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

     Allowance for Doubtful Accounts. The Company's allowance for doubtful accounts increased from $81,000 in 1995 to $255,000 in 1996. This increase was primarily a result of the return of certain Pulse magnetrons, a new product of the Company, for which rework was requested by the purchasers.

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

     Research and Development. Research and development expenses increased from $0 in 1995 to $88,000 in 1996. This increase was attributable entirely to costs associated with research and development of the Company's Antenna Systems.

     Interest Income and Expense. The Company earned interest income of $36,000 in 1996 compared to $0 in 1995. This increase was due to the investment in Treasury Bills of undeployed cash resources realized through the sale of its Series B Preferred Stock.

     Interest expense increased to $90,000 in 1996 compared to $88,000 in 1995 due to continued bank financing and outstanding notes payable to related parties. The Company repaid these financings and notes with the proceeds received from the Series B Preferred Stock.

     Net Operating Loss Carryforwards for Tax Purposes. As of September 30, 1996, the Company had a net operating loss carryover for federal and California income tax purposes of approximately $7,376,000 and $3,463,000, respectively. The federal net operating losses expire from 2007 to 2011. The California net operating losses expire from 2000 to 2001. The benefit of these net operating loss carryforwards was not recorded by the Company as it was uncertain that the Company would generate sufficient income in future periods to utilize the loss carryforwards.

     ELEVEN MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1994.

     On July 7, 1995, the Company acquired all of the assets and assumed all of the liabilities of Energy through the issuance of 5,412,191 shares of Common Stock. The principal asset acquired in this transaction was all of the issued and outstanding common stock of CTL. Energy had acquired its investment in CTL on May 1, 1994. In accordance with generally accepted accounting principles, the results of operations disclosed in the Company's audited consolidated financial statements include CTL's operations for the 11-month period ended September 30, 1995 for the 1995 fiscal year and for the six-month period ended October 31, 1994 for the comparative 1994 fiscal year.

     Net Sales and Gross Margins. The Company's net sales of $3,768,000, which are attributable entirely to the operations of CTL, increased 82% in the 1995 fiscal year compared to net sales of $2,066,000 in 1994. This increase was due primarily to the inclusion in the financial statements of 11 months of CTL's operations in 1995 compared to only six months in fiscal 1994 as described above. Monthly sales in both the 1995 and 1994 fiscal years average approximately $340,000 due to capacity limitations at CTL's manufacturing facilities.

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

     In addition, the Company sold certain microwave technology rights to a related party for a note in the face amount of $1,250,000. Due to concerns about collectibility, the Company reserved the remaining carrying value in fiscal 1995. In addition, related deferred development costs totalling $44,631 were written off in fiscal 1995. Losses on investment in fiscal 1994 were not significant.

     Net Operating Loss Carryforwards for Tax Purposes. As of September 30, 1995 the Company had a net operating loss carryover for federal and California income tax purposes of approximately $1,083,000 and $317,000, respectively. The federal net operating losses expire from 2007 to 2010. The California net operating losses expire in 2000. The benefit of these net operating loss carryforwards has not been recorded by the company as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash and cash equivalents on hand of $107,000 as compared to $4,224,000 at September 30, 1996. This decrease in working capital was primarily due to costs associated with the acquisition of Sigma 7, the continuing development of the Antenna, PI and Patch technologies and legal and accounting costs related to the filing of a Registration Statement on Form S-1 in January 1997. In addition, the Company bought out four management contracts ($920,000) and incurred general, selling and administrative expenses for the Company's new electronic components, cellular antenna, particle interconnect and memory module operations in the 1997 fiscal year. To offset these cash disbursements, the Company received net proceeds of $4,672,000 from the issuance of Series C Preferred Stock and warrants and $150,000 from sales of Common Stock.

     The Company acquired net assets comprised of working capital and property, plant and equipment, and recorded related goodwill and other intangibles, totalling $550,000 in 1997 as a result of the acquisition of Sigma 7.

     In the 1998 fiscal year, the Company intends to dispose of surplus and nonperforming assets in order to generate working capital for the continuing development of the PI Technology and Patch Technology. In December 1997, the Company signed a letter of intent to sell its electron tube manufacturing subsidiary, CTL. See "-Recent Acquisitions, Dispositions and Transactions, Disposition of CTL." Negotiations regarding this sale are continuing. The Company also intends to dispose of its investment land held for sale at the earliest opportunity.

     The Company believes that current and known future capital resources, including those derived from the transactions described above, will be adequate to fund its operations over the next 12 months. The Company also believes that sales of its PI Corp. products, currently anticipated to commence in the 1998 fiscal year, in combination with the sales of memory modules of Sigma 7 will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the Company's belief that it will be successful in entering into a joint venture, co-manufacturing, licensing or other similar arrangement with existing connector manufacturers with respect to the manufacture of PI Corp. products. The failure to enter into such relationships could result in the Company requiring substantial additional capital and resources to bring the PI Corp. products to market.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

     In the 1998 fiscal year, the Company expects to make capital expenditures of approximately $2,000,000. These expenditures will be made to complete CTL's new manufacturing facility in Watsonville, California, and to purchase new equipment for the Company's manufacturing plant in San Diego, in connection with the manufacture of the memory modules.

TRENDS AND UNCERTAINTIES

     As of result of its activities in 1997, the Company believes that it has positioned itself for long-term success through the acquisition of Sigma 7, by restructuring the business utilizing the PI Technology and the Proprietary Electroplating Process and by initiating a program to dispose of nonperforming business segments. The Company's activities in fiscal 1998 will focus on bringing the PI Technology to market and on expanding the existing markets for its memory module products. However, the future operating results of the Company are subject to certain trends and uncertainties within the industries in which the Company is operating and within the Company itself.

OVERVIEW

     In general, the Company has a limited operating history that is relevant to its current business. The Company does not anticipate producing significant operating revenues until such time, if ever, as products developed using the PI and Patch Technologies are completely developed, manufactured in commercial quantities and available for commercial delivery, and accepted in the marketplace. There can be no assurance that the Company's technologies and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company anticipates incurring significant costs in connection with the development of its technologies and proposed products and there is no assurance that the Company will achieve significant revenues to offset anticipated operating costs. Included in such costs are research and development expenses, marketing costs, increased capital expenditures for the expansion of its manufacturing facilities and the research and development of its products, and general and administrative expenses.

     Inasmuch as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities, the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to exceed its total costs of operation.

SPECIFIC TRENDS AND/OR UNCERTAINTIES

     The Company's PI Technology is currently in the development stage and the marketability of the PI Corp. products has not yet been tested. The PI Technology is currently being utilized by third parties in limited applications under licenses granted from Louis DiFrancesco, the developer of the PI Technology, or from companies he previously controlled such as Particle California. The widespread acceptance of the PI Technology and the PI Corp. products by the market has yet to be tested by the Company. In addition, no prediction can be made as to competitive responses in the marketplace should the PI Technology and the PI Corp. products prove successful. Moreover, the licensees of the PI Technology could compete directly with the Company in the markets it intends to enter. If such licensees desire to do so, the Company, and not Mr. Difrancesco, would receive any increase in royalty payments due to such success.

     The semiconductor memory market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. This market may be eroded or replaced with other forms of technology. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully manufacture, market and sell its semiconductor products on timely and cost-efficient basis that responds to changing customer requirements. Any success of the Company in developing new or enhanced products will depend upon a variety of factors, including new product selection, integration of various elements of its complex technology, timely and efficient completion of designs, timely and efficient implementation of manufacturing and assembly processes, and development of competitive products by competitors. The Company may experience delays from time to time in the development and introduction of its DIMM and COB memory module product lines. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or that errors will not be found in the Company's new products after commencement of commercial shipments, if any, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner products that satisfy market demands could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently operating in three diverse businesses with different operating and management requirements. As the operations of the Company expands there will be a requirement for increased management expertise. The Company is currently seeking to expand its management complement, particularly in the marketing field, to cope with the anticipated growth in the Company's operations.

PENDING ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net loss per share and diluted net loss per share. Basic and diluted net loss per share is expected to be comparable to net loss per share as presented in the accompanying consolidated financial statements. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net loss per share data presented will be restated to conform to the provisions of SFAS No. 128.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company is currently evaluating the impact of the Statement on the reporting of its segment information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

         Name and Age                        Position                     Period of Service
------------------------------  ----------------------------------  -----------------------------
Paul H. Metzinger (58)          Director, President and Chief       May 28, 1997 to Present
                                Executive Officer

Charles E. Bauer, Ph.D. (46)    Director                            Chief Operations Officer
                                                                    from
                                                                    May 28, 1997 to October 1,
                                                                    1997 and Director from
                                                                    November 22, 1996 to Present

Alan M. Smith (46)              Director, Secretary, Treasurer      July 7, 1995 to Present and
                                and                                 Director since June 1996 to
                                Chief Financial Officer             Present

Gilbert Olachea (42)            Executive Director of Product       September 2, 1997 to Present
                                Development

Herbert J. Neuhaus (38)         Managing Director of Particle       August 18, 1997 to Present
                                Interconnect Corporation

James D. Martin (40)            Vice President, CTL                 February 1977 to Present

Anthony P. Wynn (53)            Vice President, CTL                 January 1979 to Present

David E. Blank (62)             Vice President, CTL                 July 1989 to Present

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

BIOGRAPHICAL INFORMATION ON OFFICERS
AND DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger has been President, Chief Executive Officer and a director of the Company since May 28, 1997. In addition, he has been a director of Sigma 7 since June 6, 1997 and has served as President and Chief Executive Officer and a director of Sigma 7 since August 21, 1997. Mr. Metzinger is currently serving as Chief Executive Officer of Sigma 7 on an interim basis until Sigma 7 can locate a permanent qualified CEO. Prior to becoming a director and officer of the Company, Mr. Metzinger served as Intercell's General Counsel and has practiced securities law and represented large and small public companies for over 25 years.

     CHARLES E. BAUER, PH.D. Dr. Bauer has served as Chief Operating Officer of the Company since May 28, 1997 to October 1, 1997 when he resigned. He has served as a director of the Company since November 22, 1996 to the present. Dr. Bauer served as a director and Chief Executive Officer of Sigma 7 from June 6, 1997 to August 21, 1997. Dr. Bauer has been the Managing Director of TechLead Corporation, an international consulting firm, since 1990. During his career, Dr. Bauer has served as Director, Research and Technology of MicroLithics Corporation, Golden, Colorado. At MicroLithics Corporation, Dr. Bauer was responsible for a variety of technology programs with the Coors Advanced Electronics Group, including, MicroLithics Coors Electronic Packaging Company, two internal research groups of the Coors Ceramic Company and a joint venture with W. R. Grace & Company. From 1978 through 1989 he was employed by Tektronix, Incorporated, Beaverton, Oregon, in various capacities as a Material Scientist/Engineer, Materials Science/Engineering Manager, Engineering Scientific Manager, Bipolar Products Packaging Unit Manager and Integrated Circuit Packaging Operations Manager.

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

     Dr. Bauer served as the President of the Rocky Mountain Chapter of ISHM, The Microelectronic Society (ISHM) (1995-96). He has received the Fellow of Society Award of ISHM (1993) and served as National Technical Vice President (1988-90). Dr. Bauer is a Director and the Secretary of the Surface Mount Technology Association (SMTA) and served as President of the Rocky Mountain Chapter (1995-96). Dr. Bauer has been a member of the following professional societies: ASM International (ASM) since 1971, International Electronics Packaging Society (IEPS) since 1983.

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

     ALAN M. SMITH. Mr. Smith has been Secretary, Treasurer and Chief Financial Officer of the Company since July 7, 1995 and a director since June 12, 1996. Mr. Smith is a Chartered Accountant practicing in Vancouver, British Columbia, Canada. Mr. Smith established a financial consulting practice in Vancouver, Canada in 1985 and in 1990 obtained his license to practice as an independent accountant. He has been a member of the Institute of Chartered Accountants of Ontario since 1978 and of the Institute of Chartered Accountants of British Columbia since 1981. Mr. Smith devotes substantially all of his professional time to the business affairs of the Company.

SIGNIFICANT EMPLOYEES

     The Company considers the following individuals as significant employees of the Company.

     GILBERT OLACHEA. Executive Director of Product Development of Intercell Corporation since September 2, 1997. Although currently employed by Intercell Corporation, Mr. Olachea will be devoting substantially all of his time in the next few months as the Operating Executive of Sigma 7. From July 1993 to September 1, 1997, Mr. Olachea served as Vice President Corporate Marketing and Communications of Amkor Electronics, the world's largest service and product IC package provider in the semiconductor industry. At Amkor, Mr. Olachea had management responsibility for company market positioning, new product implementation and training, public relations and authoring technical articles. Mr. Olachea coordinated sales, customer service and technical teams to effect a successful promotion and communication of products, service and value to customers. His efforts contributed to a marked increase in brand equity, market awareness and revenue of Amkor. From August 1988 to July 1993 Mr. Olachea served as Regional Account Manager for Amkor.

     HERBERT J. NEUHAUS. Dr. Neuhaus has been Managing Director of Particle Interconnect Corporation since August 18, 1997. From August 1989 to August 1997, he was associated with the Electronic Material Venture Group in the New Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco Chemical Company he held among other positions:
Business Development Manager/Team Leader; Project Manager-High Density Interconnect; Product Manager MCM Products and as a research scientist.

     During his tenure with Amoco, his professional efforts and responsibilities were directed towards the identification, analysis and development of new market opportunities for Amoco's electronic materials products, the development of new applications for such products, including multichip module products, polymide coatings and processes for multichip module applications.

     Dr. Neuhaus received his Ph.D. degree in Physics from the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

     Dr. Neuhaus is associated with numerous professional associations and has served with such associations in the capacity of project leader or the technical chair for conferences. Dr. Neuhaus will devote substantially all of his professional efforts to the business affairs of Particle Interconnect Corporation.

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

SECTION 16(a) BENEFICIAL
OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

     Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of Dr. Charles E. Bauer's Form 5 for the last fiscal year. Dr. Charles E. Bauer failed to report two transactions on a timely basis. Dr. Charles E. Bauer's failure to timely file a report was a failure known by the Company.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1997 (the "Named Executive Officers"):

                                                                                               Long-Term
                                                            Annual Compensation              Compensation
                                                  -------------------------------------  --------------------

                                                                                              Securities
                                         Fiscal                                               Underlying             All Other
    Name and Principal Position           Year           Salary($)          Bonus($)          Options (#)         Compensation($)
------------------------------------  ------------  -------------------  --------------  ---------------------  --------------------
Paul H. Metzinger,                            1997             $70,000/(1)/        -0-         2,350,000/(1)/               -0-
Director, President and
Chief Executive Officer

Gordon J. Sales, Former                       1997              50,000             -0-                   -0-          $400,000
Director, President                           1996             105,917             -0-           200,000/(3)/               -0-
and Chief Executive                           1995                 -0-             -0-           500,000/(3)/         $ 82,265/(2)/
Officer/(6)/


Alan M. Smith, Director,                      1997             146,667             -0-         1,850,000                    -0-
Secretary, Treasurer and                      1996              93,371             -0-           500,000/(4)/               -0-
Chief Financial Officer                       1995              15,000             -0-                   -0-            40,000/(5)/



Dr. Charles E. Bauer/(7)/                     1997              66,666             -0-         1,600,000                    -0-
Director, former Chief
Operating Officer

Terry W. Neild, former                        1997              80,000             -0-                    -0-               -0-
Director and Executive Vice                   1996              40,000             -0-           200,000/(3)/               -0-
President/(6)/                                1995                 -0-             -0-           500,000/(3)/               -0-


________________
/(1)/ Paul Metzinger was elected President and Chief Executive Officer on May 28, 1997. He is compensated pursuant to a written Employment Agreement, dated June 1, 1997 at an annual salary of $210,000.00. For the period June 1, 1997 to September 30, 1997, Mr. Metzinger was paid $70,000. The wife of Mr. Metzinger is the holder of presently exercisable options to acquire 650,000 shares at $0.50 per share and 1,700,000 shares at $0.3750 per share issued September 30, 1997 and expiring September 30, 2007. Mr. Metzinger should be deemed the beneficial owner of such shares.
/(2)/ Received as compensation as an officer of CTL.
/(3)/ An option to purchase 500,000 shares of Common Stock was originally granted to Messrs. Sales and Neild on July 7, 1995 at an exercise price of $.625 per share. On November 9, 1995 these options were repriced at an exercise price of $.50 per share. Concurrently, an option to purchase an additional 200,000 shares of Common Stock was granted by the Company to Messrs. Sales and Neild at the same exercise price. Messrs. Sales and Neild each subsequently transferred options to purchase 50,000, of the 200,000 shares originally granted to them to Alan M. Smith as a gift on October 21, 1996.
/(4)/ Mr. Smith is the holder of presently exercisable options to acquire 150,000 shares at $0.50 per share and 1,700,000 at $0.3750 per share, issued September 30, 1997 and expiring September 30, 2007. Of the 500,000 options issued to him by the Company in the fiscal year ended September 30, 1996, Mr. Smith exercised 150,000 of such options in the fiscal year ended September 30, 1996 leaving a balance of 350,000 shares subject to option. These 350,000 shares subject to option were canceled and re-issued as a new option on September 30, 1997, expiring September 30, 2007 and are included in the 1,850,000 shares shown as issued by the Company in 1997. Mr. Smith owns an additional, presently exercisable option to acquire 150,000 shares at $0.50 per share, issued with a new term commencing September 30, 1997, expiring September 30, 2007, which he received from three other individuals on October 21, 1996. This 150,000 option has not been included in this table as the option was not granted by the Company.
/(5)/ Received as compensation as a consultant to Energy Corporation and CTL. /(6)/ Messrs. Sales and Neild resigned as directors and officers of the Company effective May 28, 1997.
/(7)/ Dr. Bauer served as Chief Operations Officer from June 1, 1997 until he resigned on October 1, 1997. The compensation shown was paid pursuant to his Employment Agreement which was terminated effective September 30, 1997.

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

                              OPTION GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 1997.

                                               OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                              Potential Realizable Value at Assumed
                                                                                                   Annual Rates of Stock Price
                                     Individual Grants                                          Appreciation for Option Term/(1)/
--------------------------------------------------------------------------------------------  --------------------------------------

                                              Percent of
                                              Total/(7)/
                               Number of       Options                   Fair
                               Securities     Granted to                Market
                               Underlying     Employees                Value on
                                Options       in Fiscal    Exercise      Grant    Expiration
Name                           Granted(#)     Year/(3)/   Price($/sh)  Date/(2)/     Date     0% ($)/(8)/    5% ($)/(8)/   10% ($)
---------------------------  --------------   ----------  ----------   ---------  ----------  -----------    ----------  -----------

Paul H. Metzinger                   650,000         9.80        0.50      0.2450     9/30/07  (165,750.00)  (65,599.00)   88,503.00
                                  1,700,000/(6)/   25.64      0.3750      0.2450     9/30/07  (221,000.00)   40,935.00   442,794.00
Alan M. Smith/(4)/                  150,000         2.26        0.50      0.2450     9/30/07   (38,250.00)  (15,138.00)   20,320.00
                                  1,700,000/(6)/   25.64      0.3750      0.2450     9/30/07  (221,000.00)   40,935.00   442,794.00
Charles E. Bauer/(5)/               100,000         1.51      0.3750      0.2450     9/30/07   (13,000.00)    2,408.00    26,047.00
                                  1,500,000/(6)/   22.62      0.3750      0.2450     9/30/07  (195,000.00)   36,119.00   390,700.00
_______________
/(1)/ Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term.  These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth which may or may not occur.
/(2)/ Computed based on the average closing bid and asked prices on the date the options were granted.
/(3)/ All options granted were immediately exercisable on the date of grant, September 30, 1997.
/(4)/ Mr. Smith owns an additional, presently exercisable option to acquire 150,000 shares at $0.50 per share, issued with a new term commencing September 30, 1997, expiring September 30, 2007, which he received from three other individuals on October 21,
 1996.  This 150,000 option has not been included in this table as the option was not granted by the Company.
/(5)/ Charles Bauer resigned as an Officer of the Company on October 1, 1997.
/(6)/ Unless exercised within 90 days of resignation or termination, as an officer, these options are forfeited by the holders unless specifically provided otherwise in writing by the parties.
/(7)/ Based on a total of 6,831,000 options granted in the fiscal year ended September 30, 1997.
/(8)/ Numbers in parentheses are negative numbers.

          AGGREGATED OPTION EXERCISE AND FISCAL YEAR-END OPTION TABLE

     The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 1997 by the Company's executive officers and the 1997 fiscal year-end value of unexercised options.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                       AND FISCAL YEAR-END OPTION VALUES


                                                                                       Value of
                                                                    Number of         Unexercised
                                                                   Unexercised       In-the-Money
                                                                     Options            Options
                                                                  at FY-End/(1)/   at FY-End($)/(1)/
                                                                 ----------------  -----------------
                              Shares
                         Acquired onValue                          Exercisable/      Exercisable/
                               Name        Exercise(#)Realized(  )$Unexercisable     Unexercisable
                         ----------------  --------------------  ----------------  -----------------

Paul H. Metzinger                     -0-                   -0-       2,350,000/0    $     575,750/0
Gordon J. Sales/(2)/                  -0-                   -0-         650,000/0          159,250/0
Alan M. Smith                         -0-                   -0-       1,850,000/0/(3)/     453,250/0/(3)/
Terry W. Neild/(2)/                   -0-                   -0-         650,000/0          159,250/0
Charles E. Bauer/(4)/                 -0-                   -0-       1,600,000/0          392,000/0/(4)/

_______________
/(1)/ The average of the closing bid and asked price of the Common Stock on September 30, 1997 ($.245) was used to calculate the option value.
/(2)/ Messrs. Sales and Neild resigned as Directors and officers of the Company effective May 28, 1997.
/(3)/ Does not include 150,000 unexercised presently exercisable options held by Alan Smith, which he received from three individuals and not the Company.
/(4)/ Charles E. Bauer resigned as officer of the Company effective October 1, 1997.

DIRECTOR COMPENSATION

     Non-employee directors of the Company have in the past and will in the future receive $1,500 for their attendance at each regular or special meeting of the Board of Directors. In addition, the Board of Directors intends to grant non-employee directors options to purchase shares of Common Stock on a case-by-case basis in the future. The basis for determining the number of options to award future non-employee directors of the Company will be based on a variety of factors including the following: experience of the director in the industries the Company currently competes; previous management experience; the size of the entity the director is currently or was formerly associated with; and the overall value the current Board of Directors believes that non-employee director will provide to the Company.

EMPLOYMENT AGREEMENTS

     On May 28, 1997, the Company entered into certain employment agreements (the "Employment Agreements") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company, Alan M. Smith to serve as Chief Financial Officer of the Company, and Charles E. Bauer to serve as Chief Operating Officer of the Company (collectively, the "Employees" and individually an "Employee"). The Employment Agreements are for a period of one year beginning June 1, 1997. Any extension or renewal of the Employment Agreements must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under each Employment Agreement, Messrs. Smith and Bauer will receive an annual salary of $200,000 and Mr. Metzinger will receive an annual salary of $210,000 (each referred to as an "Annual Salary") for the first year. If an Employment Agreement is subsequently extended by the Board, each Employee's Annual Salary will increase by the amount, if any, in which the Consumer Price Index increased during the previous year. Each Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

     The Company or an Employee may terminate the applicable Employment Agreement at any time with or without cause. In the event the Company terminates an Employment Agreement for cause or an Employee terminates his Employee Agreement without cause, all of such Employee's rights to compensation would cease upon the date of his termination. If the Company terminates an Employment Agreement without cause, the Employee terminates his Employment Agreement for cause, or in the event of a change in control, the Company will pay to the Employee all compensation and other benefits that would have accrued and/or been payable to the Employee during the full term of the Employment Agreement.

     A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and principal shareholders of the Company) acquires sufficient control to elect more than a majority of the Company's Board of Directors, acquires 50% or more of the voting shares of the Company, or the Company adopts a plan of dissolution of liquidation. The Employment Agreements also include a non-compete and non-disclosure provisions in which each Employee agrees not to compete with or disclose confidential information regarding the Company and its business during the term of the Employment Agreement and for a period of one year thereafter.

     ADDITIONAL EMPLOYMENT AGREEMENTS. The Company, through its wholly owned subsidiaries, has also entered into employment agreements with the following individuals, among others, Dr. Herbert J. Neuhaus and Gilbert Olachea.

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS

     During the fiscal year ended September 30, 1997, the Company granted options to purchase 6,831,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 1997, 8,952,000 options are exercisable.

     The Company has one Stock Option Plan titled the Intercell Corporation 1995 Compensatory Stock Option Plan (the "1995 Plan"). The Company has reserved 14,000,000 shares of common stock for issuance under the 1995 Plan.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

     The Company does not have a compensation committee, all decisions on the compensation of executive officers and directors of the Company are made by the full Board of Directors. In the preceding fiscal year, the following members of the Board of Directors participated in discussions involving the compensation of executive officers of the Company: Messrs. Sales, Neild, Smith and Metzinger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of November 30, 1997, by (i) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (iii) all directors and executive officers of the Company as a group.

Name and Address of                                         Percentage of
Beneficial Owner                                          Number of Shares   Class/(5)/
----------------                                          -----------------  -----------

Paul H. Metzinger, President,
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3290
Denver, CO  80202                                            2,852,541/(1)/        8.72%

Alan M. Smith, Chief Financial Officer and Director
999 West Hastings St., Suite 1750
Vancouver, B.C., V6C 2W2                                     2,188,000/(2)/        6.76

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                                        2,852,541/(1)/        8.72

Charles E. Bauer, Chief Operating Officer and Director
31321 Island Drive
Evergreen, CO 80439                                          1,600,000/(3)(4)/     5.00

All officers and directors as a group (3 persons)            6,640,541/(5)/       18.28

_______________

/(1)/ Includes the following shares and options currently held by corporations whose sole shareholder, president and director is Cheri L. Perry, the wife of Mr. Metzinger: 419,340 shares owned of record and beneficially; 650,000 shares of common stock subject to a presently exercisable option, exercisable at $.050 per share, issued September 30, 1997, expiring September 30, 2007; and 1,700,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring September 30, 2007. Mr. Metzinger owns directly, of record and beneficially, 83,201 shares of common stock. His wife should be deemed the beneficial owner of such shares. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.

/(2)/ Includes 300,000 shares of common stock subject to a presently exercisable option, exercisable at $0.50 per share, issued September 30, 1997, expiring September 30, 2007 and 1,700,000 shares of common stock subject to a presently exercisable option exercisable at $0.3750 per share, issued September 30, 1997, expiring September 30, 2007.

/(3)/ Includes 1,600,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring on September 30, 2007.

/(4)/ Charles E. Bauer resigned as an Officer on October 1, 1997.

/(5)/ Based on 30,371,075 shares of common stock issued and outstanding on September 30, 1997. The total number of shares outstanding is increased to reflect the number of shares underlying individual options in computing that individual or group percentage ownership interest in the Company. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of September 30, 1996, the Company had an outstanding promissory note due to Jerry W. Tooley, the Chief Financial Officer of Cellular Magnetics in the amount of $80,000 with an interest rate of 8%, due annually. The promissory note was issued as part of the consideration paid for the purchase of M.C. Davis consummated on September 30, 1996. This note was repaid in October 1996.

     The Company had noninterest bearing notes payable totaling $800,000 due to the former owners of M.C. Davis in consideration for the purchase of M.C. Davis consummated on September 30, 1996. These notes were repaid in October 1996.

     The Company leases an office from Alan M. Smith, Ltd., a company controlled by Alan M. Smith, an executive officer and director of the Company. The Company leases this office space pursuant to a lease that expires on July 31, 2001. The monthly lease payments are $3,000. The Company believes that the lease payments are on terms at least as favorable as could be obtained from an independent lessor.

     On July 8, 1996, Energy, which does not currently conduct any operations and whose only assets consist of the Company's Common Stock, and the Company entered into a certain Plan of Liquidating Dissolution (the "Plan"). The Plan was approved by a majority of the shareholders of Energy on October 21, 1996 in accordance with the provisions of the Delaware General Corporation Law. Under the Plan, the Company agreed to distribute the shares of Common Stock issued to the shareholders of Energy over a period of three years. The Company, with the concurrence of Energy, decided to change the timing of the distribution due to the substantial decline in the market price of the Company's common stock. Accordingly, the 5,412,191 shares of Common Stock owned by Energy were distributed to the beneficial owners of the shares of common stock of Energy as of July 8, 1996, pro-rata as follows: 902,032 on or about May 5, 1997 and the remainder on August 19, 1997.

     521508 B.C. Ltd. (the beneficiaries of which are the adult children of Mr. Gordon J. Sales and the father-in-law of Mr. Terry W. Neild), the Blonde Bear Trust, the beneficiary of which is the spouse of Alan M. Smith and Messrs. James
D. Martin, Anthony P. Wynn and David E. Blank, significant employees of the Company, own shares of Energy and will receive approximately 247,632, 119,000, 20,000, 20,000 and 20,000 shares of Common Stock, respectively, in the distribution. The Blonde Bear Trust has an independent trustee and Mr. Smith does not have the authority to revoke the trust or direct the trustee in the voting or disposition of the trust proceeds. Accordingly, Mr. Smith disclaims any beneficial ownership interest in the shares of Common Stock the trust will receive from Energy.

     During the fiscal year ended September 30, 1997, the Company sold its wholly owned subsidiaries, Intercell Wireless Corp. and Cellular Magnetics, Inc., including all of its right title and interest in the antenna technology to Intercell Technologies Corporation, a Colorado corporation on July 18, 1997. Terry W. Neild, former director and officer of the Company and

Louis L. Ross, a former consultant to the Company, owns a controlling interest in Intercell Technologies Corporation. See "BUSINESS-Recent Acquisitions, Dispositions and Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report.

          1. FINANCIAL STATEMENTS. See Index to Financial Statements and Schedule on page F-2 of this Report.

          2. FINANCIAL STATEMENT SCHEDULES. See Index to Financial Statements and Schedule on page F-2 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          3. EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1/(7)/ Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2/(3)/ Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect Corporation and the Company.

2.3/(4)/ Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular Magnetics, Inc. and the Company.

2.4/(5)/ Stock Purchase Agreement dated July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation and Addendum to Stock Purchase Agreement.

2.5/(6)/ Stock Sale and Purchase Agreement dated June 6, 1997 between Intercell Corporation and Sigma 7 Corporation.

2.6*           Offer for Development Agreement of Microlink Technologies
               Corporation.

3.1/(7)/ Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2/(7)/       Bylaws of the Company.

4.1/(7)/       Form of Common Stock Certificate.

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

4.5/(7)/       Form of Warrant attached to Series C Preferred Stock.

4.6/*/         Certificate of Designation for Series D Preferred Stock

4.7/(7)/       Specimen of Registration Rights Agreement for Series B Preferred
               Stock.

4.8/(7)/       Specimen of Registration Rights Agreement for Series C Preferred
               Stock.

4.9/(7)/       Plan of Liquidating Dissolution of Energy Corporation dated July
               8, 1996.

10.1/(2)/      1995 Compensatory Stock Option Plan.

10.2/(7)/      Assignment Agreement dated September 3, 1996, assigning certain
               Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle
               Interconnect, Inc. as assignor.

10.3/(7)/      Assignment Agreement dated June 5, 1996, assigning the Patent
               Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

10.4/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996, between Gordon J. Sales and the Company.

10.5/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996, between Alan M. Smith and the Company.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.6/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996 between Terry W. Neild and the Company.

10.7/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               October 22, 1996 between Steven D. Clark and PI Corp.

10.8/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996 between Lawrence DiFrancesco and PI Corp.

10.9/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996 between Patricia H. Grihalva and PI Corp.

10.10/(7)/     Employment and Non-Disclosure Non-Competition Agreement, dated
               October 8, 1996 between Jerry W. Tooley and Cellular Magnetics.

10.11/(7)/     Employment and Non-Disclosure Non-Competition Agreement, dated
               October 8, 1996 between David Putnam and Cellular Magnetics.

10.12/(5)/     Warrant Agreement dated as of July 18, 1997 between Intercell
               Corporation and Intercell Technologies Corporation.

10.13/(5)/     Royalty Agreement dated as of July 18, 1997 between Intercell
               Corporation and Intercell Technologies Corporation.

10.14/(5)/     $2,200,000 Promissory Note dated as of July 18, 1997 between
               Intercell Technologies Corporation and Intercell Corporation.

10.15/(5)/     Stock Pledge and Security Agreement dated July 18, 1997 between
               Intercell Corporation and Intercell Technologies Corporation.

10.16*         Microlink Technologies Corporation Standard Industrial Lease.

10.17*         Sigma 7 Corporation Lease.

10.18*         CTL Lease

11*            Statement regarding Computation of Per Share Earnings.

21/(7)/        Subsidiaries of the Company.

23*            Consent of KPMG Peat Marwick LLP

27*       Financial Data Schedule.
_________________
* Filed herewith.
/(1)/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
/(2)/ Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604, effective January 24, 1996.
/(3)/ Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
/(4)/ Incorporated by reference to the Company Current Report on Form 8-K dated October 14, 1996.
/(5)/ Incorporated by reference to the Company Current Report on Form 8-K dated July 18, 1997.
/(6)/ Incorporated by reference to the Company Current Report on Form 8-K dated May 28, 1997.
/(7)/ Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996.

     (b)  Reports on Form 8-K:

     1. Form 8-K dated August 4, 1997 regarding the disposition of Intercell Wireless Corp. and Cellular Magnetics, Inc., doing business as M.C. Davis Company.

     2. Form 8-K/A-1 dated September 23, 1997 regarding the acquisition of Sigma 7 Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERCELL CORPORATION, (a Colorado corporation)


Date: February 3, 1998       By /s/ Paul H. Metzinger
                                ---------------------
                                    Paul H. Metzinger, Director, Chief Executive
                                    Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date: February 3, 1998       By /s/ Paul H. Metzinger
                                ------------------------------------------------
                                    Paul H. Metzinger, Director, Chief Executive
                                    Officer and President



Date: February 3, 1998       By /s/ Alan M. Smith
                                ------------------------------------------------
                                    Alan M. Smith, Director, Chief Financial
                                    Officer, Secretary and Treasurer


Date: February 3, 1998       By
                                ------------------------------------------------
                                    Charles E. Bauer, Director

                     INTERCELL CORPORATION AND SUBSIDIARIES

                       Consolidated Financial Statements

                      September 30, 1997 and 1996 and 1995

                  (With Independent Auditors' Reports Thereon)

     FINANCIAL STATEMENTS AND SCHEDULE

                             INTERCELL CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                         Page
                                                                                         ----

Independent Auditors' Reports..........................................................   F-3

Consolidated Balance Sheets - September 30, 1997 and September 30, 1996................   F-4

Consolidated Statements of Operations - Year ended September 30, 1997, Year ended
 September 30, 1996 and Eleven-month period ended September 30, 1995...................   F-5

Consolidated Statements of Stockholders' Equity - Year ended September 30, 1997, Year
 ended September 30 1996 and Eleven-month period ended September 30, 1995..............   F-6

Consolidated Statements of Cash Flows - Year ended September 30, 1997, Year ended
 September 30, 1996 and Eleven-month period ended September 30, 1995...................   F-7

Notes to Consolidated Financial Statements.............................................   F-8

Schedule II - Valuation and Qualifying Accounts........................................  F-31

     The remaining schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information required is included in the financial statements or footnotes.

Independent Auditors' Report
----------------------------

The Stockholders and Board of Directors
Intercell Corporation:


We have audited the accompanying consolidated balance sheets of Intercell Corporation and subsidiaries (the Company), formerly Modern Industries, Inc. and subsidiaries, as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the eleven-month period ended September 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and for the eleven-month period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ KPMG Peat Marwick LLP


January 16, 1998

                          INTERCELL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                ---------------------------
                            Assets                                  1997           1996
                            ------                              -------------  ------------

Current assets:
  Cash and cash equivalents                                     $    107,000   $ 4,224,000
  Short-term investments                                                  --     3,063,000
  Accounts receivable, less allowance for returns and
    doubtful accounts of $262,000 and $255,000 in 1997
    and 1996, respectively                                           734,000       746,000
  Inventories                                                        982,000     1,066,000
  Prepaid expenses and other current assets                          294,000       102,000
  Investment land held for sale                                    1,424,000     1,424,000
                                                                ------------   -----------

    Total current assets                                           3,541,000    10,625,000

Property, plant and equipment, net                                 2,364,000     1,418,000
Investment in and advances to ITC                                  1,000,000            --
Goodwill and other intangible assets, net                            122,000     1,583,000
Other assets                                                          28,000       200,000
                                                                ------------   -----------
                                                                $  7,055,000   $13,826,000
                                                                ============   ===========

        Liabilities and Stockholders' Equity
        ------------------------------------a

Current liabilities:
  Notes payable                                                 $    542,000   $   266,000
  Notes payable to related parties                                   260,000       932,000
  Current portion of long-term debt                                   17,000       120,000
  Accounts payable and accrued liabilities                         2,765,000       742,000
  Accounts payable to related parties                                 71,000            --
                                                                ------------   -----------

    Total current liabilities                                      3,655,000     2,060,000

Long-term debt, less current portion                                  16,000        86,000

Commitments and contingencies

Stockholders' equity:

  Convertible preferred stock; 10,000,000 shares authorized:
    Series B; 5 and 787 shares issued and outstanding as
      of September 30, 1997 and 1996, respectively
     (liquidation preference of $11,250 per share)                    40,000     5,393,000
    Series C; 167 shares issued and outstanding as of
      September 30, 1997 (liquidation preference of
      $10,667 per share)                                           1,217,000            --
    Series D; 1,080 shares issued and outstanding as of
      September 30, 1997 (liquidation preference of
      $2,500 per share)                                            2,401,000            --
  Warrants to acquire common stock                                 3,050,000     1,870,000
  Common stock; no par value; 100,000,000 shares authorized;
    30,371,075 and 15,734,229 shares outstanding as of
    September 30, 1997 and 1996, respectively                     21,285,000    12,187,000
  Additional paid-in capital                                       2,996,000     1,765,000
  Deferred compensation                                               (3,000)     (331,000)
  Treasury stock, at cost; 1,100,000 shares as of
    September 30, 1997                                              (385,000)           --

  Accumulated deficit                                            (27,217,000)   (9,204,000)
                                                                ------------   -----------

    Total stockholders' equity                                     3,384,000    11,680,000
                                                                ------------   -----------
                                                                $  7,055,000   $13,826,000
                                                                ============   ===========
See accompanying notes to consolidated financial statements.

                            INTERCELL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years Ended
                                               September 30,            Eleven-Month Period
                                        ----------------------------     Ended September 30,
                                            1997           1996                 1995
                                        -------------  -------------    --------------------
Net sales                               $  7,729,000   $  3,405,000              $ 3,768,000
Cost of goods sold                         8,029,000      2,830,000                2,884,000
                                        ------------   ------------              -----------
  Gross profit (loss)                       (300,000)       575,000                  884,000
Operating expenses:
  Selling, general, and                    9,077,000      5,683,000                1,317,000
   administrative expenses
  Research and development                 1,318,000         88,000                       --
  Charge relating to acquisition of
   in-process                              2,022,000             --                       --
    research and development
  Impairment charge relating to
   write off                               2,300,000             --                       --
    of goodwill and other intangible
     assets
  Impairment charge on investment in
   and                                       835,000             --                       --
    advances to ITC
  Loss on abandonment of assets              801,000             --                       --
                                        ------------   ------------              -----------
  Operating loss                         (16,653,000)    (5,196,000)                (433,000)

Other income (expense):
  Interest income                            258,000         36,000                       --
  Interest expense                          (179,000)       (90,000)                 (88,000)
  Loss on investments                             --             --                 (795,000)
  Other                                      (71,000)       (33,000)                  (3,000)
                                        ------------   ------------              -----------
                                               8,000        (87,000)                (886,000)
                                        ------------   ------------              -----------
    Loss before income taxes             (16,645,000)    (5,283,000)              (1,319,000)
Income taxes                                      --             --                    2,000
                                        ------------   ------------              -----------
                                         (16,645,000)    (5,283,000)              (1,321,000)

Minority interest's share of loss in
  consolidated subsidiary                    164,000             --                       --
                                        ------------   ------------              -----------

    Net loss                             (16,481,000)    (5,283,000)              (1,321,000)

Deemed preferred stock dividend
 relating                                  1,072,000      1,625,000                       --
  to in-the-money conversion terms
Accretion on preferred stock                 460,000             --                       --
                                        ------------   ------------              -----------

Net loss applicable to common           $(18,013,000)  $ (6,908,000)             $(1,321,000)
 stockholders                           ============   ============              ===========

Net loss per common share                     $(0.99)        $(0.54)                  $(0.18)
                                        ============   ============              ===========

Weighted-average number of shares of
  common stock outstanding                18,114,038     13,072,683                7,391,275
                                        ============   ============              ===========


See accompanying notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED SEPTEMBER 30, 1997 AND 1996,
               AND ELEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1995

                                        Convertible
                                      Preferred Stock          Warrants to              Common Stock
                                   ----------------------        Acquire          -------------------------
                                    Shares       Amount        Common Stock         Shares        Amount
                                   --------   -----------      ------------       ----------    -----------
Balances as of October 31, 1994           -   $         -                 -        4,419,729    $    13,000
Shares issued in lieu of interest
 payment to related party                 -             -                 -           17,819              -
Shares issued in exchange for
 investment in American Microcell         -             -                 -          712,751          2,000
Shares issued in private placement        -             -                 -           85,530              -
Contribution to ESOP                      -             -                 -          176,362          1,000
Conversion of additional paid-in
 capital to common stock                  -             -                 -                -      3,093,000
Acquisition of Intercell            210,000       250,000                 -        4,997,053              -
Net loss                                  -             -                 -                -              -
                                   --------   -----------     -------------       ----------    -----------
Balances as of September 30, 1995   210,000       250,000                 -       10,409,244      3,109,000

Repurchase of shares of Series A
 preferred stock                   (210,000)     (250,000)                -                -              -
Shares of Series B preferred stock
 and warrants issued in private
 placement, net of issuance costs
 of $1,100,000                        1,000     5,265,000         1,870,000                -              -
Shares issued in exchange for land        -             -                 -          400,000      1,000,000
Contribution to ESOP                      -             -                 -          126,761        158,000
Shares issued to effect business
 combination with Particle
 Interconnect, Inc. treated as an
 immaterial pooling                       -             -                 -        1,400,000          8,000
Deferred compensation related to
 stock option grants                      -             -                 -                -      4,017,000
Amortization of deferred
 compensation                             -             -                 -                -              -
Exercise of stock options                 -             -                 -        2,295,180      1,342,000
Conversion of Series B preferred
 stock to common stock                 (213)   (1,497,000)                -          588,880      1,497,000
Shares issued in exchange for
 services                                 -             -                 -          236,386         56,000
Shares issued for acquisition of
 M.C. Davis                               -             -                 -          277,778      1,000,000
Amortization of deemed dividend           -     1,625,000                 -                -              -
Net loss                                  -             -                 -                -              -
                                   --------   -----------     -------------       ----------    -----------
Balances as of September 30, 1996       787     5,393,000         1,870,000       15,734,229     12,187,000

Shares of Series C preferred stock
 and warrants issued in private
 placement, net of issuance costs
 of $577,500                            525     2,560,000         1,180,000                -              -
Deferred compensation related to
 stock option grants                      -             -                 -                -        148,000
Compensation recorded on transfer
 of stockholder options                   -             -                 -                -        530,000
Amortization of deferred
 compensation                             -             -                 -                -              -
Exercise of stock options                 -             -                 -          200,000        150,000
Conversion of Series B preferred
 stock to common stock                 (782)   (5,686,000)                -        4,962,271      5,686,000
Conversion of Series C preferred
 stock to common stock                 (358)   (2,542,000)                -        9,449,575      2,542,000
Shares issued in exchange for
 services                                 -             -                 -           25,000         42,000
Shares of Series D preferred
 stock issued in connection with
 acquisition of Sigma 7               1,000     2,223,000                 -                -              -
Shares of Series D preferred
 stock issued as payment for
 covenant not to compete                 80       178,000                 -                -              -
Treasury shares received as
 consideration for asset sale             -             -                 -                -              -
Accretion of preferred stock              -       460,000                 -                -              -
Amortization of deemed dividend           -     1,072,000                 -                -              -
Net loss                                  -             -                 -                -              -
                                   --------   -----------     -------------       ----------    -----------
Balances as of September 30, 1997     1,252   $ 3,658,000         3,050,000       30,371,075    $21,285,000
                                   ========   ===========     =============       ==========    ===========









                                     Additional                                                      Total
                                      Paid-In        Deferred         Treasury       Accumulated  Stockholders'
                                      Capital      Compensation         Stock           Deficit      Equity
                                     ----------    ------------      ------------    -----------  -----------
Balances as of October 31, 1994      2,276,000                -                 -      (816,000)     1,473,000
Shares issued in lieu of interest
 payment to related party               13,000                -                 -             -         13,000
Shares issued in exchange for
 investment in American Microcell      498,000                -                 -             -        500,000
Shares issued in private placement      60,000                -                 -             -         60,000
Contribution to ESOP                   246,000                -                 -             -        247,000
Conversion of additional paid-in
 capital to common stock            (3,093,000)               -                 -             -              -
Acquisition of Intercell                     -                -                 -             -        250,000
Net loss                                     -                -                 -    (1,321,000)    (1,321,000)
                                     ---------      -----------     -------------   -----------    -----------
Balances as of September 30, 1995            -                -                 -    (2,137,000)     1,222,000

Repurchase of shares of Series A
 preferred stock                             -                -                 -             -       (250,000)
Shares of Series B preferred stock
 and warrants issued in private
 placement, net of issuance costs
 of $1,100,000                       1,765,000                -                 -             -      8,900,000
Shares issued in exchange for land           -                -                 -             -      1,000,000
Contribution to ESOP                         -                -                 -             -        158,000
Shares issued to effect business
 combination with Particle
 Interconnect, Inc. treated as an
 immaterial pooling                          -                -                 -      (159,000)      (151,000)
Deferred compensation related to
 stock option grants                         -       (4,017,000)                -             -              -
Amortization of deferred
 compensation                                -        3,686,000                 -             -      3,686,000
Exercise of stock options                    -                -                 -             -      1,342,000
Conversion of Series B preferred
 stock to common stock                       -                -                 -             -              -
Shares issued in exchange for
 services                                    -                -                 -             -         56,000
Shares issued for acquisition of
 M.C. Davis                                  -                -                 -             -      1,000,000
Amortization of deemed dividend              -                -                 -    (1,625,000)             -
Net loss                                     -                -                 -    (5,283,000)    (5,283,000)
                                     ---------      -----------     -------------   -----------    -----------
Balances as of September 30, 1996    1,765,000         (331,000)                -    (9,204,000)    11,680,000

Shares of Series C preferred stock
 and warrants issued in private
 placement, net of issuance costs
 of $577,500                           932,000                -                 -             -      4,672,000
Deferred compensation related to
 stock option grants                         -         (148,000)                -             -              -
Compensation recorded on transfer
 of stockholder options                      -         (530,000)                -             -              -
Amortization of deferred
 compensation                                -        1,006,000                 -             -      1,006,000
Exercise of stock options                    -                -                 -             -        150,000
Conversion of Series B preferred
 stock to common stock                       -                -                 -             -              -
Conversion of Series C preferred
 stock to common stock                       -                -                 -             -              -
Shares issued in exchange for
 services                                    -                -                 -             -         42,000
Shares of Series D preferred
 stock issued in connection with
 acquisition of Sigma 7                277,000                -                 -             -      2,500,000
Shares of Series D preferred
 stock issued as payment for
 covenant not to compete                22,000                -                 -             -        200,000
Treasury shares received as
 consideration for asset sale                -                -          (385,000)            -       (385,000)
Accretion of preferred stock                 -                -                 -      (460,000)             -
Amortization of deemed dividend              -                -                 -    (1,072,000)             -
Net loss                                     -                -                 -   (16,481,000)   (16,481,000)
                                     ---------      -----------     -------------   -----------    -----------
Balances as of September 30, 1997    2,996,000           (3,000)         (385,000)  (27,217,000)     3,384,000
                                     =========      ===========     =============   ===========    ===========

                    INTERCELL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Years Ended
                                                                               September 30,                  11-Month
                                                                       -----------------------------        Period Ended
                                                                           1997             1996         September 30, 1995
                                                                       ------------     ------------     ------------------
Cash flows from operating activities:
  Net loss                                                             $(16,481,000)    $(5,283,000)           $(1,321,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization on property and equipment                 408,000          31,000                 97,000
    Amortization of intangible assets                                       380,000          28,000                     --
    Impairment of goodwill                                                4,572,000              --                     --
    Impairment of investment in and advances to ITC                         835,000              --                     --

    Loss on abandonment/sale of property, plant and equipment               990,000              --                     --
    Minority interest                                                      (164,000)             --                     --
    Loss on investments                                                          --              --                795,000
    Loss on sale of property                                                     --          36,000                     --
    Common stock issued for interest/services                                42,000          56,000                 13,000
    Shares of subsidiary issued for services                                139,000              --                     --
    Accrual of ESOP contributions                                                --              --                158,000
    Amortization of deferred compensation                                 1,006,000       3,686,000                     --
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (79,000)         47,000               (167,000)
      Inventories                                                            57,000         (28,000)              (275,000)
      Prepaid expenses and other current assets                            (152,000)         21,000                 32,000
      Accounts payable and accrued liabilities                            1,071,000         (79,000)               344,000
      Accounts payable to related parties                                        --        (212,000)               123,000
                                                                       ------------     -----------            -----------
        Net cash used in operating activities                            (7,376,000)     (1,697,000)              (201,000)
                                                                       ------------     -----------            -----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                           (1,671,000)       (330,000)               (31,000)
  Other assets                                                              193,000        (142,000)                 9,000
  Cash (paid) acquired in connection with acquisitions                     (486,000)        167,000                     --
  Proceeds from maturity of short-term investments                        3,063,000              --                     --
  Purchase of short-term investments                                             --      (3,063,000)                    --
  Cash transferred/loaned to acquireror in disposition of subsidiary       (562,000)             --                     --
  Loans extended to subsidiary prior to acquisition                      (1,345,000)            ---                    ---
  Proceeds from sale of property, plant and equipment                        50,000         174,000                     --
                                                                       ------------     -----------            -----------
    Net cash used in investing activities                                  (758,000)     (3,194,000)               (22,000)
                                                                       ------------     -----------            -----------

Cash flows from financing activities:
  Proceeds from (repayments of) loan payable to bank                             --        (190,000)               190,000
  Repayments of notes payable to related parties                           (932,000)       (495,000)              (460,000)
  Proceeds from notes payable                                               720,000              --                110,000
  Repayments of notes payable                                              (339,000)        (71,000)               (40,000)
  Payment of debt issuance costs                                            (42,000)             --                     --
  Repayments of long-term debt                                             (212,000)       (428,000)                    --
  Proceeds from issuance of preferred stock and warrants                  4,672,000       8,900,000                     --
  Proceeds from sale of common stock                                        150,000       1,342,000                 60,000
                                                                       ------------     -----------            -----------
    Net cash provided by (used in) financing activities                   4,017,000       9,058,000               (140,000)
                                                                       ------------     -----------            -----------

Net increase (decrease) in cash and cash equivalents                     (4,117,000)      4,167,000               (363,000)
Cash and cash equivalents beginning of year/period                        4,224,000          57,000                420,000
                                                                       ------------     -----------            -----------
Cash and cash equivalents end of year/period                           $    107,000     $ 4,224,000            $    57,000
                                                                       ============     ===========            ===========

See accompanying notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997 AND 1996, AND
                  ELEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1995

(1)  DESCRIPTION OF BUSINESS

     General

     Intercell Corporation (the Company or Intercell) is a Colorado corporation that invests in companies in the technology industry.

     Acquisition of Energy Corporation (formerly known as Modern Industries,
     Inc.)

     In July 1995, Intercell entered into an Agreement and Plan of Reorganization with Modern Industries, Inc., a Delaware corporation, which subsequently changed its name to Energy Corporation (Energy). The Company issued 5,412,191 shares of common stock to Energy in exchange for all of the assets and liabilities of Energy and its wholly owned subsidiary, California Tube Laboratory, Inc. (CTL).

     The 5,412,191 shares issued to Energy represented approximately 52% of the Company's outstanding common stock upon completion of the transaction. As such, the transaction was treated for financial reporting purposes as a purchase of Intercell by Energy. The assets of Intercell have been recorded at their estimated fair value at the date of acquisition, and Intercell's consolidated results of operations have been included in the consolidated statements of operations subsequent to the date of the acquisition. Energy's historical share amounts have been adjusted on a retroactive basis in a manner similar to a reverse stock split.

     Distribution of Common Stock

     On July 8, 1996, Energy and the Company entered into a certain Plan of Liquidating Dissolution (the Plan). The Plan was approved by a majority of the stockholders of Energy on October 21, 1996. The 5,412,191 shares of common stock owned by Energy were distributed in May and August 1997 to the beneficial owners of the shares of common stock of Energy as of July 8, 1996. Energy was dissolved on November 21, 1996.

     Acquisition of Particle Interconnect, Inc.

     In September 1996, Intercell formed a wholly owned subsidiary, Particle Interconnect Corp. (PI Corp.), a Colorado corporation, which merged with Particle Interconnect, Inc. (Particle), a California corporation.
     Particle, located in Colorado Springs, Colorado, is engaged in the development and manufacturing of particle-coated substrates for integrated circuits using patented particle interconnect technology (the PI Technology) and a proprietary trade secret electroplating process (the Proprietary Electroplating Process). At the time of the acquisition, Particle owned rights to the PI Technology and the Proprietary Electroplating Process, and was developing an initial production line for the manufacture of particle-coated substrates at its manufacturing facility. The Company exchanged 1,400,000 shares of Intercell common stock for all of the outstanding stock of Particle. The transaction was accounted for by the

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     pooling-of-interest method of accounting. At the date of acquisition, the results of operations of Particle were not material to the Company's consolidated financial position, results of operations, and cash flows. Accordingly, the consolidated financial statements for periods prior to the date of acquisition have not been restated, except for loss per common share information. The weighted-average number of shares of common stock outstanding and loss per common share has been restated for all periods presented to reflect the 1,400,000 shares of common stock issued in the transaction.

     The book value of Particle at the date of acquisition was as follows:

                   Assets acquired            $ 273,000
                   Liabilities assumed         (424,000)
                                              ---------
                     Stockholders' deficit    $(151,000)
                                              =========

     At the date of acquisition, stockholders' deficit was comprised of $8,000 common stock and $(159,000) accumulated deficit.

     As described in Note 13, the Company realigned the operations of P.I. Corp. in September 1997, and recorded a loss on the abandonment of assets of $801,000.

     Acquisition and Disposition of Cellular Magnetics, Inc.

     In September 1996, Intercell formed a wholly owned subsidiary, Cellular Magnetics Inc. (CMI), an Arizona corporation, which acquired all the assets and liabilities of A.C. Magnetics, Inc. dba M.C. Davis Co. Inc. (M.C. Davis) in exchange for 277,778 shares of Intercell common stock (valued at $1,000,000) and an $800,000 note. M.C. Davis is a manufacturer and distributor of electrical devices and equipment with manufacturing facilities near Phoenix, Arizona, and in the province of Sonora, Mexico. The transaction was accounted for by the purchase method of accounting.
     The results of operations for M.C. Davis have been included in the Company's consolidated results of operations for the period from October 1, 1996 to July 17, 1997.

     In July 1997, the Company entered into a stock purchase agreement to sell, transfer, assign, and deliver certain assets, liabilities, rights, and obligations of the Company related to its antenna technology, including its wholly owned subsidiaries CMI and Intercell Wireless Corp., to Intercell Technologies Corporation (ITC), a Colorado corporation, in exchange for 6,269,226 shares and warrants of ITC common stock, 1,100,000 shares of the Company's common stock, and two notes receivable of $2.2 million and $375,000, respectively. The $2.2 million note is secured by all of the outstanding shares of CMI and accrues interest at 10% per annum. Principal and interest payments of $69,000 are due quarterly with a final payment of $1.2 million due in May 2007. The $375,000 note accrues interest at 10%, is unsecured, and is due in full on November 30, 1997. Payment of this note was subsequently extended by the Company to January 15, 1998. As a result of uncertainties with respect to realization of the consideration received, no gain was recognized on the transaction. The Company will account for its investment in and advances to ITC by the cost recovery method.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a list of assets sold, including cash loaned and liabilities transferred to ITC:

Cash                                               $  217,000
Accounts receivable                                   137,000
Inventories                                           239,000
Prepaid expenses and other current assets               7,000
Property, plant and equipment                         349,000
Goodwill and other intangibles                      1,026,000
Accounts payable                                     (175,000)
                                                   ----------
  Net assets sold                                   1,800,000

Cash loaned to ITC                                    345,000
Sale of corporate office furniture                     75,000
                                                   ----------
  Total assets sold, including cash loaned, and
    liabilities transferred                        $2,220,000
                                                   ==========

     Consideration recieved by the Company in connection with this sale was as follows:

Intercell stock                   $  385,000
ITC stock and notes receivable     1,835,000
                                  ----------
                                  $2,220,000
                                  ==========

     In September 1997, the Company evaluated the recoverability of its investment in ITC and concluded that an impairment charge of $835,000 was necessary to reflect continued uncertainties regarding realization of its investment in and advances to ITC. The $835,000 charge represents the difference between the carrying amount of the investment in and advances to ITC and the estimated fair value of assets collateralizing the advances.

     Acquisition of Sigma 7 Corporation

     In June 1997, the Company acquired a controlling interest in Sigma 7 Corporation (Sigma 7). Sigma 7 conducts its business through its subsidiary BMI Acquisition Group, Inc. (BMI). BMI has developed and currently utilizes a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. The Company acquired control of Sigma 7 through the acquisition of 4,500,000 shares or 90% of Sigma 7's common stock in exchange for $550,000, and by providing approximately $1,985,000 in additional financing, which consisted primarily of secured loans and standby letters of credit. The transaction was accounted for by the purchase method of accounting. The results of Sigma 7 have been included in the Company's consolidated results of operations from June 1, 1997 to September 30, 1997.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The total cash purchase price for Sigma 7 of $550,000 has been allocated to the net assets acquired based on estimated fair values as follows:

Cash                                   $    64,000
Other current assets                       264,000
Property, plant and equipment            1,145,000
Other assets                                21,000
In-process research and development      2,022,000
Goodwill and other intangibles           2,495,000
Current liabilities assumed             (1,199,000)
Other liabilities assumed                  (37,000)
Notes payable to Intercell              (1,345,000)
Notes payable                             (355,000)
Minority interest of preferred and
  common stock stockholders             (2,525,000)
                                       -----------
  Cash paid for common stock           $   550,000
                                       ===========

     In connection with the Acquisition, a portion of the purchase price was allocated to the value of in-process research and development projects. These projects involved the research and development of new products and significant extensions and improvements to existing products which had not demonstrated their technological feasibility as of the acquisition date and did not have an alternative future use. Accordingly, immediately upon consummation of the transaction, the value associated with these projects was charged to expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 2.

     The following table presents unaudited pro forma results of operations as if the acquisition of Sigma 7 had occurred on October 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1996 or of results which may occur in the future. Prior to the acquisition, Sigma 7's year-end had been based on a calendar year. The 1996 column represents Intercell for the year ended September 30, 1996, and BMI for the period from January 1, 1996 to December 18, 1996, and Sigma 7 for the period from December 19, 1996 to December 31, 1996. The 1997 column represents Intercell for the year ended September 30, 1997, and Sigma 7 for the period from January 1, 1997 to June 1, 1997 (date of acquisition).

                                1997         1996
                             -----------  -----------

Net sales                    $ 8,511,000  $21,433,000
Operating loss                20,832,000   13,245,000
Net loss                      21,097,000   13,091,000
Net loss per common share           1.25         1.13

     The Company subsequently exchanged 1,000 shares of Series D preferred stock with a liquidation preference of $2,500 per share to holders of certain preferred stock of BMI to eliminate such BMI preferred stock. The exchange was recorded at the carrying amount of the minority interest of preferred stockholders, which approximated the fair value of the Series D preferred issued in the exchange.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     In addition the Company issued 80 shares of Series D preferred as partial payment for a covenant not-to-compete between BMI shareholders and former owners of Sigma 7. This liability was included in notes payable at the date Intercell purchased Sigma 7. (See Note 7)

     As of September 30, 1997, the Company determined that the goodwill recorded in the Sigma 7 transaction is not recoverable based on the uncertainties surrounding the subsidiary's future cash flows and wrote off the remaining balance of approximately $2.3 million.

     Change in Fiscal Year-End

     During the 11-month period ended September 30, 1995, Intercell changed its fiscal year-end to September 30. Previously, Intercell had an October 31 year-end. The accompanying consolidated financial statements include the results of operations and cash flows of Intercell for the years ended September 30, 1997 and 1996, and the 11-month period ended September 30, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly or majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     Cash Equivalents and Short-Term Investments

     Cash equivalents are highly liquid investments with a maturity of less than three months at the date of purchase. Short-term investments generally consist of certificates of deposit and short-term debt securities with maturities greater than three months and less than one year. As of September 30, 1997, there were no cash equivalents or short-term investments. As of September 30, 1996, the Company's investments consisted of U.S. government treasury bills of $3,925,000 and certificates of deposit of $126,000. As of September 30, 1996, investment securities of $988,000 and $3,063,000 were classified as cash equivalents and short-term investment, respectively.

     Investments in debt securities are classified as "available for sale." Such investments are recorded at fair value which approximated carrying value, and the cost of securities sold is determined based on the specific identification method. Unrealized gains and losses, if any, are reported as a component of stockholders' equity. Unrealized gains and losses were not significant for any period presented.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Revenue Recognition

     Revenues are recognized when earned, generally upon product shipment. Provision is made for estimated customer returns at the time of sale.

     Inventories

     Inventories generally are stated at the lower of cost (first in, first out), or market. Costs incurred in the manufacture of new electron tubes are recorded on a standard cost basis, which approximates the first-in, first-out method, with the costs of raw materials, labor, and overheads adjusted periodically when actual costs change. Each tube repair is unique and is costed out on a specific item basis with costs accumulated as incurred. Tubes rebuilt for the U.S. government follow governmental cost allocation guidelines.

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation expense is provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture, equipment, software, and vehicles, and the shorter of the useful life of the asset or the remaining lease term for leasehold improvements.

     Accounting for Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets, including the allocated goodwill, exceeds its fair value. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted future operating results of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating results using a discount rate reflecting the Company's average borrowing cost of funds.

     As described in Note 1, the Company recorded goodwill and other intangibles of $2,495,000 in connection with its acquisition of Sigma 7. The Company subsequently has determined that the goodwill is not recoverable based on the uncertainties surrounding future cash flows of Sigma 7. Accordingly, the Company has written off the remaining goodwill balance as of September 30, 1997, of approximately $2.3 million. There were no adjustments to the carrying value of long-lived assets in 1996 or 1995. Accumulated amortization was $210,000 and $61,000 as of September 30, 1997 and 1996, respectively.

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair values due to the short maturity of such

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     instruments. The fair value of the Company's advances to ITC cannot be estimated as there is no public market for the notes and there are uncertainties regarding future cash flows of the borrower.

     Income Taxes

     Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

     Net Loss Per Common Share

     Net loss per common share is computed by dividing the sum of net loss, deemed preferred stock dividend and accretion of preferred stock by the weighted-average number of common stock shares and dilutive common stock equivalent shares outstanding during each period presented. Common stock equivalent shares consist of stock options that are computed using the treasury stock method.

     Warranty

     Intercell's products are generally warranted for a period of no longer than one year. Estimated future costs of repair or replacement are reflected in the accompanying consolidated financial statements.

     Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board (APB) Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net loss per share and diluted net loss per share. Basic and diluted net loss per share is expected to be comparable to net loss per share as presented in the accompanying consolidated financial statements. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997, and at that time, all historical net loss per share data presented will be restated to conform to the provisions of SFAS No. 128.

     Reclassifications

     Certain amounts in the accompanying 1996 and 1995 consolidated financial statements have been reclassified in order to conform with the 1997 consolidated financial statement presentation.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  BASIS OF PRESENTATION

     The Company has suffered recurring losses from operations and has a deficiency in working capital that raise substantial doubt about its ability to continue as a going concern. Management has been working to improve its results from operations and to obtain additional capital in order to provide the funding necessary to complete research and development activities on acquired technologies and bring products using such technologies to market. Management is actively pursuing strategic alliances, equity financing, and sales of nonstrategic assets to address this issue, although there can be no assurance that these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)  BALANCE SHEET COMPONENTS

     Inventories

     A summary of inventories follows:

                      September 30,
                   --------------------
                     1997       1996
                   --------  ----------
Raw materials      $811,000  $  711,000
Work in process     128,000     164,000
Finished goods       43,000     191,000
                   --------  ----------
                   $982,000  $1,066,000
                   ========  ==========

     Property, Plant, and Equipment

     A summary of property, plant, and equipment follows:

                                     September 30,
                                 ----------------------
                                    1997        1996
                                 ----------  ----------
Furniture and fixtures           $  169,000  $  339,000
Equipment and machinery           1,692,000     845,000
Land and buildings                       --     282,000
Leasehold improvements              904,000      71,000
Software                             18,000          --
Vehicles                                 --      23,000
                                 ----------  ----------
                                  2,783,000   1,560,000
Less accumulated depreciation       419,000     142,000
                                 ----------  ----------
                                 $2,364,000  $1,418,000
                                 ==========  ==========

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Accounts Payable and Accrued Liabilities

     A summary of accounts payable and accrued liabilities follows:

                                    September 30,
                                 --------------------
                                    1997       1996
                                 ----------  --------

Accounts payable                 $1,162,000  $376,000
Litigation reserves                 244,000        --
Professional services               250,000        --
Accrued employee compensation       205,000   191,000
Accrued restructuring costs         202,000        --
Warranty reserves                   173,000   130,000
Other liabilities                   529,000    45,000
                                 ----------  --------
                                 $2,765,000  $742,000
                                 ==========  ========

(5)  SUPPLEMENTAL CASH FLOW INFORMATION

     For the years ended September 30, 1997 and 1996, and for the 11-month period ended September 30, 1995, cash paid by the Company for interest was $ 16,000, $87,000, and $15,000, respectively.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of noncash investing and financing activities follows:

                                                                            Years Ended           11-Month
                                                                           September 30,        Period Ended
                                                                       ----------------------   September 30,
                                                                          1997        1996          1995
                                                                       ----------  ----------  ---------------

Shares issued in acquisition of Intercell                              $       --  $       --        $250,000
Shares issued in exchange for investment in American Microcell                 --          --         500,000
Shares issued in exchange for microwave technology                             --          --         250,000
Contribution to ESOP                                                           --     158,000         247,000
Shares issued in lieu of interest payment to related party                 42,000          --          13,000
Shares issued in exchange for services                                         --      56,000              --
Shares issued in exchange for land                                             --   1,000,000              --
Debt assumed in land acquisition                                               --     367,000              --
Shares issues in acquisition of M.C. Davis                                     --   1,000,000              --
Debt incurred in acquisition of M.C. Davis                                     --     800,000              --
Shares issued in acquisition of Particle common stock and net
  liabilities assumed, accounted for as an immaterial pooling                  --     151,000              --
Repurchase of shares of Series A preferred stock                               --     250,000              --
Deferred compensation related to stock option grants                      678,000   4,017,000              --
Conversion of Series B preferred stock to common stock                  5,686,000   1,497,000              --
Conversion of Series C preferred stock to common stock                  2,542,000          --              --
Treasury shares received in disposition of CMI                            385,000          --              --
Noncash consideration received on sale of CMI and Intercell
  Wireless Corp.                                                        1,273,000          --              --
Series D preferred stock issued in exchange for BMI preferred stock     2,500,000          --              --
Series D preferred stock issued as payment on noncompete agreements       200,000          --              --
Accretion on preferred stock                                              460,000          --              --
Amortization of deemed dividend on preferred stock                      1,072,000          --              --
Shares of Sigma 7 issued for services                                     139,000          --              --

(6)  EQUIPMENT HELD FOR SALE

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

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)    BORROWINGS

       Notes Payable

       Notes payable as of September 30, 1997 and 1996, are as follows:

                                    1997      1996
                                  --------  --------

Demand note payable               $135,000  $
                                            --
Interest bearing term notes        325,000   266,000
Noninterest bearing term notes      82,000        --
                                  --------  --------
                                  $542,000  $266,000
                                  ========  ========

     The demand note payable of $135,000 is unsecured and noninterest bearing.

     Interest bearing term notes in the amount of $325,000 are outstanding as of September 30, 1997. The notes are denominated in increments of $25,000, are unsecured, accrue interest at 10% annually, and are due within one year of issuance or upon an initial public offering (IPO) by Sigma 7, whichever occurs first. In consideration for each $25,000 note, Sigma 7 has issued 4,000 shares of common stock in Sigma 7 and issued 4,000 warrants with the right to purchase 4,000 shares of stock in Sigma 7 in the event of an IPO. The exercise price shall equal 120% of the IPO price. The warrants expire on November 5, 1999.

     As of September 30, 1997, the Company also had two noninterest bearing term notes payable of $41,000 each are due to the former owners of BMI in exchange for a two-year covenant not to compete. Under the terms of the original notes, principal of $144,000 each was due in payments of $6,000 per month through December 1998. As of September 30, 1997, only one payment on the notes had been paid. As such, the notes were in default and were due and payable. During September 1997, an agreement was signed with the note holders whereby $200,000 of the notes were converted into Series D preferred stock, and the remaining amount is due upon completion of an IPO by Sigma 7. See further information on the Series D preferred stock at
     Note 8.

     As of September 30, 1996, the Company had a note payable of $266,000. The note was unsecured, with principal and interest of 12% per annum due on June 24, 1997. The note and accrued interest were paid in full in October 1996.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Long-Term Debt

     Long-term debt is summarized as follows:

                                                                September 30,
                                                              -----------------
                                                               1997      1996
                                                              -------  --------

Note payable to bank; interest at prime plus 2%;
  collateralized by various assets; repaid in October 1996    $    --  $100,000
Note payable; noninterest bearing; collateralized
  by building; assumed by purchasers of CMI                        --    47,000
Note payable to bank; interest at 9.75%; collateralized
  by a vehicle; repaid in October 1996                             --    15,000
Other                                                          33,000    44,000
                                                              -------  --------
                                                               33,000   206,000
Less current portion                                           17,000   120,000
                                                              -------  --------
  Long-term debt, net                                         $16,000  $ 86,000
                                                              =======  ========

(8)  STOCKHOLDERS' EQUITY

     Preferred Stock

     As of September 30, 1997 and 1996, the Company is authorized to issue 10,000,000 shares of preferred stock.

     Series B Preferred

     In July 1996, the Company issued 1,000 shares of Series B redeemable convertible preferred stock (Series B preferred) and detachable warrants for proceeds of $8,900,000 (net of issuance costs of $1,100,000). Each share of Series B preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series B preferred is automatic after three years from the original date of issuance. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $1,764,704. The Company recognized $140,056 and $1,624,648 of the dividend in its fiscal 1997 and 1996 net loss per common share calculation, respectively. The amount recognized was calculated on a pro rata basis over the period beginning with the issuance of the security to the first date conversion could occur.

     In addition, the conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 10% of the original issue price per annum since July 10, 1996. The beneficial adjustment is treated as an accretion on the Series B preferred stock. For the year ended September 30, 1997 the amount of accretion was $193,000. The amount of the accretion on the Series B preferred for the year ended September 30, 1996, was not significant.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has the right to redeem the Series B preferred on or after July 11, 1997, at a price equal to 130% of the original issue price plus any accrued and unpaid premium.

     The Series B preferred contains a liquidation preference equal to the original issue price plus 10% of the original issue price per annum to the date of liquidation. Shares of Series B preferred are not entitled to voting rights.

     Each share of Series B preferred is accompanied by a detachable warrant to purchase a number of shares of common stock of the Company equal to 30% of the original aggregate purchase price of the shares of Series B preferred divided by a fixed conversion rate of $3.9375 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series B preferred offering as determined using the Black-Scholes pricing model. As of September 30, 1997, warrants to acquire 1,092,063 shares of common stock were outstanding. The warrants will expire if not exercised by July 1, 2001.

     Series C Preferred

     In December 1996, the Company issued 525 shares of no par value Series C preferred stock (Series C preferred) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

     Each share of Series C preferred is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C preferred is automatic upon the expiration of three years from the original date of issuance. The Series C preferred is convertible into common stock at the exchange rate in effect at the date of conversion, as described in the preferred stock agreements. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $932,000 that was recognized by the Company in fiscal 1997. In addition, the conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since December 16, 1996. The beneficial adjustment is treated as an accretion on the Series C preferred. For the year ended September 30, 1997 the amount of accretion was $267,000. The Series C preferred are junior to the Company's shares of Series B preferred and contain a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C preferred are not entitled to voting rights.

     Shares of Series C preferred, purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of shares of Series B preferred, are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 25% and 50% of the original aggregate purchase price of the shares of Series C preferred divided by a fixed conversion rate of $3.25 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series C preferred offering as determined using the Black-Scholes pricing model.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Series D Preferred

     In September 1997, the Company issued 1,000 shares of Series D redeemable convertible preferred stock (Series D preferred) in exchange for 1,000 shares of BMI preferred stock. Each share of Series D preferred is convertible into common stock of Intercell beginning on January 1, 1999, at the option of each holder, or automatically upon the affirmative vote of the holders of a majority of the Series D preferred. Each share of Series D preferred shall convert into that number of shares of Intercell which would be acquired at the then current market price multiplied by the conversion factor as described in the preferred stock agreements.

     In January 2003, the exchange rate will be equal to 90% of the then prevailing market rate, resulting in a deemed dividend of approximately $300,000. The Company will recognize the dividend in its net income (loss) per common share calculation over the period beginning with the date of issuance through January 1, 2003. The amount of deemed dividend for the period ended September 30, 1997, was not significant.

     In the event the total number of shares issuable upon conversion exceeds 10% of the then issued and outstanding shares, Intercell shall, within 90 days of such event, redeem those Series D preferred, which, if converted, would exceed the 10% limitation, at their face value, plus all accrued dividends.

     The Series D preferred shares contained a liquidation preference equal to the sum of the deemed purchase price of $2,500 per share, and 6% of the deemed purchase price per annum for the period from January 1, 1998 to the date of the event of liquidation. Shares of Series D preferred shares are not entitled to voting rights. Such shares are entitled to receive a cumulative 6% dividend commencing January 1, 1998, are redeemable by Intercell, and will receive registration rights permitting the resale of not more than 20% of the outstanding Series D preferred shares in connection with any registered, firm commitment to underwrite Intercell common stock after December 31, 1998.

     Stock Options

     In July 1995, Intercell established a Compensatory Stock Option Plan (the Option Plan) and reserved 5,000,000 shares of common stock for issuance under the Option Plan. In June 1996 and September 1997, an additional 2,000,000 and 7,000,000 shares, respectively, were reserved for issuance under the Option Plan. Incentive stock options can be granted under the Option Plan, at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the status of the Company's fixed stock option plan is as follows:

                                                                December 31,
                                           --------------------------------------------------------        September 30,
                                                      1997                         1996                        1995
                                           ---------------------------  ---------------------------  -------------------------
                                                          Weighted-                    Weighted-                  Weighted-
                                                           Average                      Average                    Average
                                             Shares     Exercise Price    Shares     Exercise Price   Shares    Exercise Price
                                           -----------  --------------  -----------  --------------  ---------  --------------
Outstanding at beginning of year/period     3,996,000         $ 1.56      1,600,000        $ 0.50           --        $   --
Granted                                     6,831,000           0.61      4,841,180          1.43    1,600,000          0.50
Forfeited                                  (1,675,000)          2.01       (150,000)         1.00           --            --
Exercised                                    (200,000)          0.75     (2,295,180)         0.58           --            --
                                           ----------                    ----------                  ---------
Outstanding at end of year/period           8,952,000           0.77      3,996,000          1.56    1,600,000          0.50
                                           ==========                    ==========                  =========

Options exercisable at end of
year/period                                 8,896,000           0.77      3,436,000          1.54    1,600,000          0.50

Weighted-average fair value of options
granted during the year/period at
market                                                         0.098                         1.03

Weighted-average fair value of options
granted during the year/period at less
than market                                                       --                         1.33


     The following table summarizes information about stock options outstanding as of September 30, 1997:

                        Options Outstanding                     Options Exercisable
                   ------------------------------  ----------------------------------------------
                                Weighted-
                                Average            Weighted-                      Weighted-
    Range of       Number       Remaining          Average          Number        Average
 Exercise Prices   Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
-----------------  -----------  ----------------   --------------   -----------   --------------
   $0.38-0.50        7,710,000        9.64 years        $ 0.41        7,660,000        $ 0.41
    0.75-1.25          275,000        8.35                0.89          275,000          0.89
    2.00-4.00          967,000        8.90                3.55          961,000          3.55
                   -----------                                      -----------
                     8,952,000        9.52                0.77        8,896,000          0.77
                   ===========                                      ===========

     Options granted during 1997 include 100,000 granted to a nonemployee for consulting services. The options were granted at the market value on the grant date, vested 1/12 per month and expire 10 years from the date of grant. The Company recorded an expense of $148,000 related to the grant based on the fair value of the option as determined using the Black-Scholes pricing model.

     Options granted during 1996 include 2,791,180 granted to nonemployees for legal services, placement agent services, consulting services, and product promotion services. Nonemployee stock options were generally granted at discounts ranging from 15% to 90% of the quoted market value of the stock on the date of grant, with prices ranging between $0.50 per share and $4.75 per share, and expire 10 years from the date of the

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     grant. Options to acquire 2,391,180 shares that were granted to nonemployees were exercisable immediately upon grant. The remaining options to acquire 400,000 shares vested in 1997.

     The Company recorded deferred compensation of $678,000 and $4,017,000 in 1997 and 1996, respectively, for the difference between the exercise price and the fair value of the common stock related to stock options granted. Compensation expense of $1,006,000 in 1997 and $3,686,000 in 1996 has been included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

     Accounting for Stock-Based Compensation Under SFAS No. 123

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock plans. Had compensation cost for the Company's stock plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):


                                       1997         1996
                                   ------------  -----------
Net loss, as reported              $16,481,000   $5,283,000
Net loss, pro forma                 17,472,000    6,831,000
Net loss per share, as reported          (0.99)       (0.54)
Net loss per share, pro forma            (1.05)       (0.65)

     The fair value of each option grant issuable during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                    1997         1996
                                 -----------  -----------

Expected dividend yield                   0%           0%
Expected stock price votality            60%          60%
Risk-free interest rate                5.74%        5.62%
Expected life of options         1.50 years   1.50 years

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation costs is reflected over the options' vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  EMPLOYEE STOCK OWNERSHIP PLAN

     CTL established an Employee Stock Ownership Plan (the Employee Plan) and a related trust for substantially all of its eligible employees. To participate in the Employee Plan, employees must have worked at least 1,000 hours during the year and must be employed at the end of the plan year. Participants do not vest until their third year of employment and then vest 20% per year during the next five years. Employer contributions are discretionary and generally are based on a percentage of eligible payroll, up to 15%. In 1996, the Company elected to contribute 126,761 shares of the Company's common stock to the Employee Plan and recognized a charge to income of $158,000. The Employee Plan was terminated at the end of fiscal 1996, and, as such, the Company did not make any contributions in 1997.

(10) INVESTMENT IN AMERICAN MICROCELL

     During fiscal 1996, the Company acquired approximately 15% of the outstanding stock of American Microcell in exchange for 712,751 shares of common stock at a deemed value of approximately $0.70 per share. American Microcell was engaged in the research and development of improved technologies for cellular phones. However, American Microcell proved unsuccessful in its efforts to finance continuing development of technologies acquired, and the rights to these technologies reverted to the original developers. Accordingly, the Company's investment in American Microcell has been written off as a charge to income in the accompanying 1996 consolidated statement of operations.

(11) RELATED PARTY TRANSACTIONS

     Notes Payable

     As of September 30, 1997, the Company has outstanding promissory notes to three current employees totaling $135,000. The notes do not accrue interest and are payable on demand. Approximately $50,000 was repaid on the notes during the first quarter of 1998.

     The Company has two unsecured notes payable in the amount of $75,000 and $50,000 due to a significant stockholder and a company controlled by the significant stockholder, respectively. The notes bear interest at 10% per annum and are due on October 3, 1997. The notes were repaid in full on the due date.

     As of September 30, 1996, the Company had an outstanding promissory note due to a former owner and current president of M.C. Davis in the amount of $80,000, bearing interest at 8%, due December 15, 1996. The note was repaid in October 1996.

     As of September 30, 1996, the Company had an outstanding promissory note due to a former owner of Particle in the amount of $52,000, bearing interest at 8%, due on demand. The note was paid in January 1997.

     The Company had noninterest bearing notes payable totaling $800,000 due to the former owners of M.C. Davis in consideration for the purchase of M.C. Davis consummated on September 30, 1996 (see Note 1). The notes were repaid in October 1996.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Accounts Payable

     As of September 30, 1997, approximately $71,000 was payable on account to a company owned by the former owners of BMI.

     Purchase of Land

     During April 1996, the Company entered into an agreement with a related party whereby in exchange for 400,000 shares of the Company's common stock (valued at $1,000,000) and the assumption of mortgages of $367,000, the Company acquired development land located in Arizona. In connection with the exchange, the Company incurred acquisition costs of $57,000. The land, including acquisition costs, is recorded on the accompanying 1997 consolidated balance sheet as investment land held for sale.

     Purchase and Sale of Microwave Technology

     In June 1994, the Company purchased one-half of the rights to a technology that utilizes microwaves to enhance the production of oil wells for 178,188 shares of its common stock. The Company already owned the other one-half interest in the technology. In January 1995, the Company sold these rights to Reland International, Inc. (Reland) for certain royalty payouts and a note receivable with a face amount of $1,250,000, bearing interest at 6%, with accrued interest payable annually on or before January 15 of each year, and principal payable on or before January 16, 2000. Due to concerns about collectibility, this note and related accrued interest was written off as a charge to income in the accompanying 1995 consolidated statement of operations.

     Operating Leases

     CTL leases its principal facility on a month-to-month basis from a significant stockholder. Monthly rental payments for the facility lease are $10,000, and the lease expired in August 1999. The Company paid rent related to this lease of $120,000, $118,000, and $106,000, during 1997,
     1996, and 1995, respectively. Subsequent to year-end, the Company terminated this lease and moved to a new building in Watsonville, California.

     The Company leases a facility in Vancouver, Canada, from a executive and director of the Company with monthly rental payments of $3,000. The lease expires in August 2001.

     Grants of Stock and Stock Options to Related Party

     In September 1997, the Company issued 80 shares of Series D preferred shares as partial payment on noncompete agreements with two related parties.

     In September 1996, the Company granted options to purchase 400,000 shares of common stock, with an exercise price of $4.00 per share, to a related party in return for which the related party agreed to promote the sale of the Company's products and services in Canada. The options vested immediately and expire 10 years from the date of grant.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases office space, manufacturing facilities, and certain equipment under various operating lease agreements. Future minimum lease payments and related sublease rentals receivable with respect to noncancelable operating leases as of September 30, 1997, are as follows:

   Year Ending                       Rentals Receivable
  September 30,     Rental Payments   Under Subleases
------------------  ---------------  ------------------
      1998               $  486,000            $ 67,000
      1999                  472,000              67,000
      2000                  469,000              50,000
      2001                  374,000                  --
      2002                  206,000                  --
      Thereafter          1,763,000                  --
                         ----------            --------
        Total            $3,770,000            $184,000
                         ==========            ========

     Rent expense under operating leases was approximately $715,000, $277,000, and $145,000 during 1997, 1996, and 1995, respectively.

     Litigation

     The Company is subject to various legal proceedings and claims. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

     Environmental Liabilities

     The Company has become aware of certain soil contamination at the Santa Cruz facility formerly occupied by its electron tube manufacturing subsidiary. The Company has engaged a consultant to determine the extent of the contamination and the costs to remediate. However, until the buildings at the facility have been removed, further site characterization and an estimate of the cost to remediate cannot be determined. As such, no amounts have been accrued for in the Consolidated Statement of Operations for the year ended September 30, 1997.

(13) LOSS ON ABANDONMENT

     In September 1997, the Company announced a plan to realign the operations and activities of P.I. Corp. in order to reduce the amount of funding required to complete development activities and market P.I. Corp. products. In connection with the plan, the Company recorded a charge of $801,000 related to the write-off of manufacturing equipment ($599,000) and a lease abandonment ($202,000). P.I. Corp. commenced implementation of the plan during September 1997. As of September 30, 1997, the Company has

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     established a restructuring reserve of approximately $202,000 to accrue for remaining P.I. Corp. lease payments.

(14) INCOME TAXES

     The Company did not incur an expense for income taxes in 1997 and 1996. In 1995, income tax expense was $2,000.

     Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                          Years Ended
                                                         September 30,
                                                   --------------------------     11-Month Period
                                                                               Ended September 30,
                                                       1997          1996              1995
                                                   ------------  ------------  ---------------------

Computed "expected" tax benefit                    $(5,659,000)  $(1,616,000)             $(448,000)
State income taxes                                  (1,495,000)     (442,000)               (81,000)
Change in valuation allowance                        6,526,000     1,790,000                569,000
Net operating loss carryforwards for state
 purposes note available for future utilization        628,000       268,000                     --

Other                                                       --            --                (38,000)
                                                   -----------   -----------              ---------
                                                   $        --   $        --              $   2,000
                                                   ===========   ===========              =========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                     1997          1996
                                                 -------------  ----------
Deferred tax assets:
  Net operating loss carryovers                     9,490,000    3,678,000
  Allowance for returns and doubtful accounts          47,000       47,000
  Goodwill and other intanglbles                      869,000           --
                                                 ------------   ----------
                                                   10,406,000    3,725,000
Less valuation allowance                          (10,406,000)   3,725,000
                                                 ------------   ----------
  Net deferred tax assets                        $         --   $       --
                                                 ============   ==========

     The change in the valuation allowance was an increase of $6,681,000 and $3,156,000 in fiscal 1997 and 1996, respectively. Of this decrease in the total valuation allowance for deferred tax assets, approximately $155,000 and $1,366,000 for 1997 and 1996, respectively, is related to net operating loss carryforwards which are attributable to stock options. Since the Company is entitled to a deduction for federal and state tax purposes resulting from the exercise of nonqualified stock options and employees' early dispositions of stock acquired through incentive stock options, a portion of the deferred tax asset, when recognized by a reduction of the valuation allowance, will be credited to additional paid-in capital. As of September 30,

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1997, approximately $1,521,000 of the deferred asset will be credited to additional paid-in capital when recognized. The balance of the valuation allowance applies primarily to those temporary differences that are expected to be deductible at a point in the future when taxable income is uncertain.

     As of September 30, 1997, the Company had a net operating loss carryover for federal and state income tax purpose of approximately $20,346,000 and $13,525,000, respectively. The federal net operating losses expire from 2007 to 2011. The state net operating losses expire from 2000 to 2011. The difference between the federal and state loss carryforwards results primarily from a 50% limitation on California net operating losses.

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

(15) SIGNIFICANT CUSTOMER AND INDUSTRY SEGMENT INFORMATION

     Two customers individually accounted for 10% or more of consolidated net sales in 1996 and 1995. No customer individually accounted for 10% or more of consolidated net sales in 1997. Sales and the related receivable percentages to these customers as of September 30, 1996 and 1995, are summarized as follows:

               Percentage of       Percentage of
                 Net Sales      Accounts Receivable
              ---------------  ---------------------
                1996    1995        1996       1995
                ----    ----        ----       ----

Customer A        14%     15%          6%         9%
Customer B        12%     12%         11%        12%

     During 1997, the Company manufactured products that fell into three major industry segments. The first involves the production of fully functional computer memory modules from defective memory chips. The second involves the manufacture and rebuild of electron power tubes in various forms and models. The third involves the production of electronic components. As discussed in Note 1 to the consolidated financial statements, the Company exited its electronics component business during 1997 through the sale of its subsidiary, CMI. There were no sales between segments during any of the years presented.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Semiconductor   Electronic   Electronic
                                       Memory      Power Tubes  Assemblies      Other          Total
                                   --------------  -----------  -----------  ------------  -------------
1997:
  Net sales                          $ 1,594,000    $4,655,000  $1,480,000   $      --     $  7,729,000
  Operating income (loss)             (6,975,000)      126,000      (6,000)   (9,798,000)   (16,653,000)
  Identifiable assets                  1,487,000     2,943,000          --     2,625,000      7,055,000
  Depreciation and amortization          157,000       131,000      60,000        60,000        408,000
  Capital expenditures                    49,000       771,000      32,000       819,000      1,671,000

1996:
  Net sales                                   --     3,405,000          --            --      3,405,000
  Operating income (loss)                     --        72,000          --    (5,268,000)    (5,196,000)
  Identifiable assets                         --     2,923,000   2,150,000     8,753,000     13,826,000
  Depreciation and amortization               --        41,000          --        18,000         59,000
  Capital expenditures                        --        54,000          --       219,000        273,000

1995:
  Net sales                                   --     3,768,000          --            --      3,768,000
  Operating income (loss)                     --       197,000          --      (630,000)      (433,000)
  Identifiable assets                         --     2,646,000          --       423,000      3,069,000
  Depreciation and amortization               --        97,000          --            --         97,000
  Capital expenditures                        --        31,000          --            --         31,000

(16)    SUBSEQUENT EVENT

        Formation of New
        Entity

        In October 1997, the Company entered into an agreement with the Managing Director of PI Corporation, an employee of the Company, to form a new entity to increase the likelihood of obtaining additional funding for the development of the PI Technology, and to increase the probability of engaging an industry partner with sufficient personnel and financial resources to successfully commercialize the PI Technology. The Company will transfer all of its intellectual property, which has a book value of zero, to the new entity in exchange for an ownership interest of 72.5%. The remaining 27.5% will be owned by the Managing Director of P.I. Corp. and the employee who will become executive officers and directors of the new entity. The Company has not calculated the amount of compensation expense related to this transaction as the fair value of the net assets being transferred to the new entity has not yet been determined.

        Financing

        In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000. The convertible debentures were, at the time of issue, unsecured obligations of the Company.

                    INTERCELL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The $750,000 Series A-1 debenture requires quarterly interest payments at 9% per annum, beginning March 1, 1998, with the balance due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75. In connection with the convertible debt, three warrants were issued, each entitling the holder to purchase 200,000 shares of common stock for $0.17, $0.50, and $1.00 respectively. The warrants expire three years from the date of issuance. The Company has allocated debt proceeds to the warrants based on the fair value of the warrants at the date of the debt offering as determined using the Black-Scholes pricing model.

     The $750,000 Series A-2 debenture pays interest quarterly at 9% per annum, beginning June 1, 1998, with a maturity date of April 1, 1999. The debt may be converted at the option of the holder any time at the end of six business day following the maturity date, at a conversion price for each share of common stock at 85% of the market price as defined pursuant to the financing agreement. The Series A-2 debenture was to be funded on January 1, 1998.

     The Series A-2 debenture funding was accelerated to December 31, 1997, at the request of the Company. As consideration for such acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The security consisted of an assignment of the Company's first priority secured lien on the asset of Sigma 7, a first deed of trust on property held for resale in Arizona and an assignment of the $2,200,000 note from ITC to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders.

     Sale of Subsidiary

     In December 1997, the Company signed a letter of intent to sell its electron tube manufacturing subsidiary. Negotiations regarding this sale are ongoing.

                             INTERCELL CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            Balance     Charged
                                               at          to
                                           Beginning   Costs and                 Balance at
Classification                              of Year     Expenses   Deductions    End of Year
--------------                             ---------   ---------   ----------    -----------
Allowance for returns and doubtful
 accounts

Eleven months ended September 30, 1995          $ 15        $ 81        $(15)          $ 81

Year ended September 30, 1996                   $ 81        $174        $ --           $255

Year ended September 30, 1997                   $255        $  7        $ --           $262

                               INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1/(7)/ Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2/(3)/ Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect Corporation and the Company.

2.3/(4)/ Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular Magnetics, Inc. and the Company.

2.4/(5)/ Stock Purchase Agreement dated July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation and Addendum to Stock Purchase Agreement.

2.5/(6)/ Stock Sale and Purchase Agreement dated June 6, 1997 between Intercell Corporation and Sigma 7 Corporation.

2.6*           Offer for Development Agreement of Microlink Technologies
               Corporation.

3.1/(7)/ Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2/(7)/       Bylaws of the Company.

4.1/(7)/       Form of Common Stock Certificate.

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

4.5/(7)/       Form of Warrant attached to Series C Preferred Stock.

4.6/*/         Certificate of Designation for Series D Preferred Stock

4.7/(7)/       Specimen of Registration Rights Agreement for Series B Preferred
               Stock.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

 4.8/(7)/      Specimen of Registration Rights Agreement for Series C Preferred
               Stock.

4.9/(7)/       Plan of Liquidating Dissolution of Energy Corporation dated July
               8, 1996.

10.1/(2)/      1995 Compensatory Stock Option Plan.

10.2/(7)/      Assignment Agreement dated September 3, 1996, assigning certain
               Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle
               Interconnect, Inc. as assignor.

10.3/(7)/      Assignment Agreement dated June 5, 1996, assigning the Patent
               Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

10.4/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996, between Gordon J. Sales and the Company.

10.5/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996, between Alan M. Smith and the Company.

10.6/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996 between Terry W. Neild and the Company.

10.7/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               October 22, 1996 between Steven D. Clark and PI Corp.

10.8/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996 between Lawrence DiFrancesco and PI Corp.

10.9/(7)/      Employment and Non-Disclosure Non-Competition Agreement, dated
               September 1, 1996 between Patricia H. Grihalva and PI Corp.

10.10/(7)/     Employment and Non-Disclosure Non-Competition Agreement, dated
               October 8, 1996 between Jerry W. Tooley and Cellular Magnetics.

10.11/(7)/     Employment and Non-Disclosure Non-Competition Agreement, dated
               October 8, 1996 between David Putnam and Cellular Magnetics.

10.12/(5)/     Warrant Agreement dated as of July 18, 1997 between Intercell
               Corporation and Intercell Technologies Corporation.

10.13/(5)/     Royalty Agreement dated as of July 18, 1997 between Intercell
               Corporation and Intercell Technologies Corporation.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.14/(5)/     $2,200,000 Promissory Note dated as of July 18, 1997 between
               Intercell Technologies Corporation and Intercell Corporation.

10.15/(5)/     Stock Pledge and Security Agreement dated July 18, 1997 between
               Intercell Corporation and Intercell Technologies Corporation.

10.16*         Microlink Technologies Corporation Standard Industrial Lease.

10.17*         Sigma 7 Corporation Lease.

10.18*         CTL Lease

11*            Statement regarding Computation of Per Share Earnings.

21/(7)/        Subsidiaries of the Company.

23*            Consent of KPMG Peat Marwick LLP

27*            Financial Data Schedule.
_________________
* Filed herewith.
/(1)/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
/(2)/ Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604, effective January 24, 1996.
/(3)/ Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
/(4)/ Incorporated by reference to the Company Current Report on Form 8-K dated October 14, 1996.
/(5)/ Incorporated by reference to the Company Current Report on Form 8-K dated July 18, 1997.
/(6)/ Incorporated by reference to the Company Current Report on Form 8-K dated May 28, 1997.
/(7)/ Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996.