Form 10QSB
period 1997-12-31
INTERCELL CORP
filed 1998-09-18
CIK 745655

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-14306

                             INTERCELL CORPORATION
                             ---------------------
       (Exact name of small business issuer as specified in its charter)


           Colorado                                        84-0928627
           --------                                        ----------
 (State or other jurisdiction                    (I.R.S. employer identification
of incorporation or organization )                          number)


                       370 Seventeenth Street Suite 3580
                             Denver Colorado 80202

              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (303) 592-1010

                                   No Change

   (Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X.
                                              ---

As of December 31, 1997 there were 36,783,266 shares of the registrant's sole class of common shares outstanding, 5 shares of the registrant's Preferred Series B stock outstanding, and 167 shares of the registrant's Preferred Series C stock outstanding.

Transitional Small Business Disclosure Format.  Yes X  No__
                                                    -

                    INTERCELL CORPORATION AND SUBSIDIARIES
                                     INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
               December 31, 1997                                                           1

          Condensed Consolidated Statements of Operations
               For the Three Months Ended December 31, 1997 and 1996                       2

          Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended December 31, 1997 and 1996                       3

          Condensed Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended December 31, 1997                                4

          Notes to Condensed Consolidated Financial Statements
               December 31, 1997                                                           5

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                         8

PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES                                                           12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                16

     SIGNATURES                                                                           17

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    INTERCELL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               December 31, 1997

ASSETS
Current assets:
   Cash                                                            $    974,000
   Accounts receivable, net of reserves                                 932,000
   Inventories                                                          799,000
   Prepaid expenses and other current assets                            142,000
   Land available for sale                                            1,424,000
                                                                   ------------
   Total current assets                                               4,271,000

Property, plant and equipment, net of                                 2,135,000
  accumulated depreciation

Other assets:
   Investments                                                          285,000
   Goodwill and other intangible assets                                 250,000
                                                                   ------------
   Total other assets                                                   535,000
                                                                   ------------

Total assets                                                       $  6,941,000
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, short term                                          1,648,000
   Notes payable, related party                                         135,000
   Accounts payable and accrued liabilities                           2,575,000
   Contingent liabilities                                               382,000
   Covenant lease payable                                                96,000
                                                                   ------------
   Total current liabilities                                          4,836,000

Long-term liabilities:
   Convertible debenture                                              1,485,000
   Long-term debt, less current portion                                  16,000
                                                                   ------------
   Total long-term liabilities                                        1,501,000

Stockholders' equity:
   Convertible preferred stock; 10,000,000 shares authorized:
    Series B; 5 shares issued and outstanding as of
     December 31, 1997                                                   40,000
     (liquidation preference of $56,250)
    Series C; 167 shares issued and outstanding as of
     December 31, 1997                                                1,252,000
     (liquidation preference of $1,878,750)
    Series D; 1,080 shares issued and outstanding as of
     December 31, 1997                                                2,401,000
     (liquidation preference of $2,700,000)
   Warrants to acquire common stock                                   3,075,000
   Common stock; no par value; 100,000,000 shares authorized;
    31,262,075 shares outstanding as of December 31, 1997            21,093,750
   Additional paid in capital                                         2,996,000
   Deferred compensation                                                 (3,000)
   Accumulated deficit                                              (30,250,750)
                                                                   ------------
   Total stockholders' equity                                           604,000

Total liabilities and stockholders' equity                         $  6,941,000
                                                                   ============

                See notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                           --------------------------------
                                                               1997                1996
Net sales                                                  $  2,055,000        $  1,599,000
Cost of goods sold                                            1,812,000           1,143,000
                                                           ------------        ------------

Gross profit                                                    243,000             456,000

General and administrative expense                            3,218,750           1,534,000
Research and development expense                                 15,000             374,000
                                                           ------------        ------------

Loss from operations                                         (2,990,750)         (1,452,000)

Other income/ (expense)                                          (8,000)             60,000
                                                           ------------        ------------

Net loss                                                     (2,998,750)         (1,392,000)

Deemed preferred stock dividend relating to                                         221,000
   in-the-money conversion terms

Accretion on preferred stock                                     35,000             139,000
                                                           ------------        ------------

Net loss applicable to common stockholders                  ($3,033,750)        ($1,752,000)
                                                           ============        ============

Net loss per common share                                        ($0.10)             ($0.11)
                                                           ============        ============

Weighted average number of common shares outstanding         29,481,871          16,527,588
                                                           ============        ============

                See notes to consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (Unaudited)


                                                                                   1997              1996
Cash flows from operating activities
Net loss                                                                       ($2,998,750)      ($1,392,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Impairment of ITCO                                                            769,000
     Depreciation and amortization                                                 243,000           143,000
     Gain on sale of property and equipment                                        (57,000)
     Amortization of deferred compensation                                                            77,000
     Common stock and warrants issued for services and interest                    203,750            43,000
Change in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                          (198,000)          (64,000)
     Inventory                                                                     183,000           (90,000)
     Prepaid expenses and other assets                                             130,000           (39,000)
     Increase in accounts payable and accrued liabilities                          216,000           116,000
                                                                              ------------      ------------

Net cash used in operating activities                                           (1,509,000)       (1,206,000)
                                                                              ------------      ------------

Cash flows from investing activities:

     Purchase of property and equipment                                                             (290,000)
     Proceeds from sales and maturities of short-term investments                                  2,088,000
     Acquisition of other assets                                                                     (13,000)
     Proceeds from sale of assets                                                   57,000
                                                                              ------------      ------------

Net cash provided by investing activities                                           57,000         1,785,000
                                                                              ------------      ------------

Cash flows from financing activities:
     Proceeds from convertible debenture                                         1,500,000
     Proceeds from notes payable                                                 1,019,000
     Proceeds from issuance of Series C preferred stock and warrants                               4,673,000
     Repayments of notes payable                                                   (55,000)       (1,198,000)
     Payment of debt issuance costs                                               (145,000)
     Repayment of long-term debt                                                                    (162,000)
                                                                              ------------      ------------
Net cash flows provided by financing                                             2,319,000         3,313,000
 activities                                                                   ------------      ------------

Net increase in cash                                                               867,000         3,892,000
Cash, beginning                                                                    107,000         4,224,000
                                                                              ------------      ------------

Cash, ending                                                                  $    974,000      $  8,116,000
                                                                              ============      ============

                See notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THREE MONTHS ENDED DECEMBER 31, 1997


                                                                 Convertible         WARRANTS TO
                                                               Preferred Stock         ACQUIRE           COMMON STOCK
                                                         --------------------------               --------------------------
                                                             Shares       AMOUNT     COMMON STOCK    SHARES        AMOUNT
Balances, October 1, 1997                                        1,252   $3,658,000    $3,050,000  30,371,075   $21,285,000
Constructive retirement of treasury stock                                                          (1,100,000)     (385,000)
Shares issued in lieu of interest                                                                   1,725,000       168,860
Shares issued for services                                                                            266,000        24,890
Warrants issued in connection with convertible debenture                                   25,000
Accretion on preferred stock                                                 35,000
Net loss


Balances, December 31, 1997                                      1,252   $3,693,000    $3,075,000  31,262,075   $21,093,750
                                                           ===========   ==========    ==========  ==========   ===========
                                                                ADDITIONAL                                                TOTAL
                                                                 PAID-IN      DEFERRED      TREASURY     ACCUMULATED   STOCKHOLDERS'
                                                                 CAPITAL    COMPENSATION      STOCK        DEFICIT         EQUITY
Balances, October 1, 1997                                        $2,996,000     ($3,000)   ($385,000)  ($27,217,000)    $ 3,384,000
Constructive retirement of treasury stock                                                    385,000
Shares issued in lieu of interest                                                                                           168,860
Shares issued for services                                                                                                   24,890
Warrants issued in connection with convertible debenture                                                                     15,000
Accretion on preferred stock                                                                                (35,000)         35,000
Net loss                                                                                                 (2,988,750)     (3,023,750)

                                                                                                        ------------     -----------


Balances, December 31, 1997                                      $2,996,000     ($3,000)    $      0   ($30,240,750)     $  604,000
                                                                 ==========   =========     ========   ============      ==========

                      See Notes to financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Intercell Corporation and its wholly-owned subsidiaries (the "Company"). All inter-company transactions have been eliminated.

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of and operating results for the periods presented. The consolidated financial statements should be read in conjunction with the September 30, 1997 audited financial statements of Intercell Corporation and the notes thereto. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire year ended September 30, 1998, or any future period.

NET LOSS PER SHARE

     Net Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options, warrants and conversion of Preferred Stock are not considered in the calculations, as the effect would be to decrease loss per share.

INVENTORIES

     Inventories consist of:       December 31, 1997
                                   -----------------

          Raw materials                 $641,000
          Work in process                 80,000
          Finished goods                  78,000
                                        --------
                                        $799,000

NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company engaged in the following non-cash investing and financing activities:

                                                        Three months ended December
                                                        ---------------------------
                                                             1997          1996
     Series B preferred stock converted to common stock  $      0         $3,930,000
     Series C preferred stock converted to common stock  $      0         $        0

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income: This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15,1997, and the Company is currently evaluating its impact on the reporting of segment information.

CONVERTIBLE DEBENTURES

     In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000. Of this total, $750,000 is the Series A-1 Debenture and $750,000 is the Series A-2 Debenture. The convertible debentures were, at the time of issue, unsecured obligations of the Company.

     The $750,000 Series A-1 Debentures requires quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75. In connection with the convertible debt, three warrants were issued, each entitling the holder to purchase 200,000 shares of common stock for $0.17. $0.50, and $1.00 respectively. The warrants expire three years from the date of issuance. The portion of the proceeds allocable to the warrants was $15,000.

     The $750,000 Series A-2 Debentures pays interest quarterly at 9% per annum, beginning June 1, 1998, with a maturity date, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement.

     At the request of the Company the Series A-2 Debenture was accelerated to December 31, 1998. As consideration for the acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The Company has assigned a first priority secured lien on the assets of Sigma 7 Corporation, a first deed of trust on property held for resale in Arizona and an assignment of the $2,200,000 note from Intercell Technologies Corporation to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders.

     In connection with the placement of the convertible debentures, the Company paid a third-party investment banker a $180,000 commission, and issued that investment banker warrants to purchase 200,000 shares of common stock at an exercise price of $0.15 per share. The $180,000 commission and the warrants, which were valued at $10,000, have been included in general and administrative expense.

SUBSEQUENT EVENTS

     Effective February 6, 1998, the Company entered into a stock purchase agreement to sell, transfer, assign and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary California Tube Laboratory, Inc. ("CTL") to Jaymark Corporation, in exchange for $2,015,458 in cash and notes. The company recognized a loss of approximately $75,700 from the disposition.

     On February 26, 1998, Intercell Corporation transferred all of the intellectual property of Particle Interconnect Corporation to Nanopierce Technologies, Inc. ("Nanopierce"), for 7,250,000 shares of the common stock of Nanopierce and 100 series A 8% Voting Convertible Cumulative Participating Preferred shares of Nanopierce. The preferred shares are convertible to 7,250,000 shares of the common stock of Nanopierce. After the transaction, Intercell Corporation has approximately 74% controlling interest in Nanopierce on a fully diluted basis.

     On June 5, 1998 Intercell Corporation shut down all operations at Sigma 7 Corporation, its San Diego subsidiary, a manufacturer of memory modules ("Sigma 7"). Sigma 7 intends to seek protection for the company under the Federal Bankruptcy Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the year ended September 30, 1997. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 31E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "continue," "plans," or similar terms, variations of those terms or the negative of those terms. Actual results could differ materially from those anticipated in forward-looking statements.

     On February 6, 1998 the Company entered into a stock purchase agreement to sell, transfer, and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary CTL to Jaymark Corporation, in exchange for $2,015,458 in cash and notes receivable. The company recognized a loss of approximately $75,700 from the disposition.

     On February 26, 1998, the Company transferred all of the intellectual property of its wholly owned subsidiary, Particle Interconnect Corporation, to Nanopierce for 7,250,000 shares of common stock of Nanopierce and 100 Series A 8% Voting Convertible Cumulative Participating Preferred shares of Nanopierce. The preferred shares are convertible into 7,250,000 shares of common stock. On a fully diluted basis, the Company has an approximate 74% controlling interest in Nanopierce.

     The Company discontinued all operations of its majority owned subsidiary Sigma 7 Corporation ("Sigma 7"), a manufacturer of memory modules located in San Diego, California on June 5, 1998. The market for the Sigma 7's main product line of memory modules experienced significant price erosion on a worldwide basis. Sigma 7 did not have the capitalization to continue and intends to seek protection under the Federal Bankruptcy Code.

     The Company is currently engaged in the design, development and licensing of products using its patented Particle Interconnect technology ("PI Technology"), through Nanopierce, its majority owned subsidiary.

     In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000. Of this total, $750,000 was for the sale of Series A-1 Debenture and $750,000 was for the sale of Series A-2 Debenture. At the time of issue, the convertible debentures were unsecured obligations of the Company.

     The $750,000 Series A-1 Debenture requires quarterly interest payments at 9% per annum, beginning March 1, 1998, with the balance due on December 1, 1999. After 60 days from the date of issuance, the debenture may be converted at the option of the holder at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75.

     In connection with the Series A-1 Debentures, three warrants were issued, that each entitle the holder to purchase 200,000 shares of common stock at a per share price of $0.17,

$0.50, and $1.00, respectively. The warrants expire three years from their date of issuance. The portion of the proceeds allocable to the warrants was $15,000.

     The $750,000 Series A-2 Debenture pays interest quarterly at 9% per annum, beginning June 1, 1998, with a maturity date of April 1, 1999. The debt may be converted at the option of the holder any time at the end of six business days following the maturity date, at a conversion price of 85% of the market price of common stock as defined in the financing agreement for each share of common stock converted.

     At the request of the Company, purchase and payment for the Series A-2 Debenture was accelerated to December 31, 1998. As consideration for the acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The Company assigned a first priority secured lien on the assets of Sigma 7, a first deed of trust on property held for resale in Arizona, and a $2,200,000 note to the Company from Intercell Technologies Corporation. In connection with the placement of the Series A-1 and Series A-2 Debentures, the Company paid a third-party investment banker a $180,000 commission, and issued that investment banker warrants to purchase 200,000 shares of common stock at an exercise price of $0.15 per share. The $180,000 commission and the warrants, which were valued at $10,000, have been included in general and administrative expense.

     In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders and recognized $71,000 in general and administrative expense. The Company also issued 991,000 shares of common stock for services rendered and in lieu of interest during the quarter ended December 31, 1997, recognizing $122,750 in general and administrative expense.

RESULTS OF OPERATIONS

     REVENUES

     Total revenues in the first quarter of 1998 were $2,055,000, which represents a 29% increase over the $1,599,000 in first quarter revenues for the prior fiscal year. The main factors that led to this increase in first quarter revenue were an increase in first quarter sales of electron tube products over first quarter sales of the prior year of $239,000, and the $288,000 in revenues generated from the Company's memory manufacturing operations.

     In June of 1997, the Company acquired a majority interest in Sigma 7, a manufacturer of memory modules located in San Diego, California. Results from the first quarter operations at Sigma 7's memory manufacturing operations have been consolidated with the Company's in 1998 for the first time.

     Sales of electron tube products increased by 23% in the first quarter of 1998, from $1,063,000 in the first quarter of 1997, to $1,302,333 in the first quarter of 1998. This increase was primarily due to increased sales of new electron tube products. The Company anticipates that current sales levels of new electron tube products will continue. The balance of the Company's sales have remained stable in the first quarter of 1998 compared to the first quarter sales of the 1997 fiscal year.

     GROSS PROFIT

     Gross profit was 12% in the first quarter of the 1998 fiscal year, compared with 29% in the 1997 fiscal year. This decrease in margins was primarily attributable to negative margins experienced in the memory module market.
Prices for memory modules fell drastically during the period causing the Company to sell products at negative margins. The margins for electronic components also decreased from 30% in 1997 to 23% in 1998.

     RESEARCH AND DEVELOPMENT

     Research and development expenses decreased to $15,000 in the first quarter of fiscal 1998 compared to $374,000 in the first quarter of 1997. The decrease was primarily attributable to the suspension of the research and development activities associated with the Company's PI Technology. Research and development costs relating to the PI Technology were reduced from $341,000 in 1997 to $0 in 1998. The Company has changed its focus from creating a manufacturing process and facility, to licensing its technology to companies that already have a manufacturing process in place.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by 110% to $3,218,750 in the first quarter of the 1998 fiscal year compared to $1,534,000 in the first quarter of fiscal 1997. This increase was primarily attributable to the inclusion of general and administrative expenses for the Company's new memory module operations ($681,000) and 100% of the expenses associated with the antenna technology operations ($712,000) due to impairment concerns of Intercell Technologies Corporation to pay it's obligation to the Company. In addition the Company incurred additional legal costs associated with the Company's intellectual property rights to the PI Technology.

     OTHER INCOME/EXPENSE

     The Company earned $117,000 in interest income on its cash and short-term investments in the first quarter of the 1998 fiscal year while incurring interest expense of $97,000. In the first quarter of the 1997 fiscal year, the Company earned $98,000 in interest income and incurred $43,000 of interest expense.

     INCOME TAXES

     As of December 31, 1998, the Company had a net operating loss carryover for federal and California income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company, as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

     The independent auditor's report on the Company's financial statements for the year ended September 30, 1997 included a "going concern" paragraph, which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken several steps regarding future operations. In February 1998, the Company sold its interest in CTL and A.C. Magnetics, Inc., to raise additional capital for ongoing operations. The Company has also discontinued operations at Sigma 7 and Particle Interconnect Corporation during the second quarter of 1998 and will seek protection under the Federal Banktruptcy Code for Sigma 7. The intellectual property rights to the PI Technology have been transferred to Nanopierce in exchange for an ownership interest in Nanopierce of approximately 74%. In July 1998, Nanopierce secured a two-year credit facility for up to $8,500,000 to finance its ongoing operation. The Company has reduced its costs to a bare minimum and is currently seeking its own financing.

     During the three months ended December 31, 1997 the Company's cash and cash equivalents increased by $867,000. This increase was due primarily to proceeds from the issuance of $1,500,000 in convertible debentures in December of 1997.
A portion of these proceeds was used to pay off debts at Sigma 7 and of the Company.

     In the 1998 fiscal year, the Company intends to make capital expenditures of approximately $500,000. These expenditures will complete the new manufacturing facility in Watsonville, California for CTL and provide for an office and research and development facility for Nanopierce. In the first quarter of fiscal 1998, capital expenditures totaled $205,000.

     The Company believes that with the current credit facility at Nanopierce and known future capital resources, adequate funding is available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the Company's belief that it will be successful in entering into a licensing, joint venture, co-manufacturing or other similar arrangement with existing connector manufacturers with respect to the Nanopierce technology. The failure to secure such a relationship could result in the Company requiring substantial additional capital and resources to bring Nanopierce products to market.

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

                          PART II - OTHER INFORMATION



ITEM 2.    CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from October 1, 1997 through December 31, 1997.

                             TITLE OF
    DATE OF SALE            SECURITIES             AMOUNT             CONSIDERATION                PURCHASER
--------------------  ----------------------  ----------------  -------------------------  --------------------------
(1)  11/3/97           Common Stock             240,000               Loan to CTL                Barbara J. Drew
(2)  11/3/97           Common Stock             160,000               Loan to CTL                Zenith Group, LLC
(3)  12/3/97           Series A-1                     2               $750,000                   The Augustine Fund
                       Convertible                                                               FT Trading Fund
                       Debentures
(4)  12/3/97           Attached Warrants        200,000               See (3) Above              FT Trading Fund
                       to Acquire
                       Common Stock
(5)  12/3/97           Attached Warrants        400,000               See (3) Above              The Augustine Fund
                       to  Acquire
                       Common Stock
(6)  12/3/97           Common Stock             266,000               Corporate                  Global Public Relations
                                                                      Communications             Services Ltd.
                                                                      Contract
(7)  12/3/97           Warrant to Acquire       200,000               Consulting Services        Hamilton Fund, L.L.C.
                       Common Stock
(8)  12/11/97          Common Stock             100,000               Loan to Sigma 7            Robert J. Macri
(9)  12/11/97          Common Stock              75,000               Loan to Sigma 7            Sigma Services, Ltd.
(10) 12/11/97          Common Stock             150,000               Loan to Sigma 7            CTI Corporation
(11) 12/31/97          Series A-2                     1               $750,000                   The Augustine Fund
                       Convertible Debentures
(12) 12/31/97          Common Stock           1,000,000               Financing                  The Augustine Fund


     UNDERWRITERS

     Other than Global Funding Group LLC ("Global"), no underwriter or selling or placement agent was involved in any of the transactions described above. Global was engaged as selling agent in connection with the offer and sale of the Company's unregistered securities to Augustine Fund, L.P. ("Augustine") and FT Trading Fund ("FT"). Global received a warrant to acquire 200,000 shares of Common Stock and a cash commission of $180,000.

     EXEMPTION FROM REGISTRATION CLAIMED

     The sales by the Company of its unregistered securities to Augustine and FT were made by the Company in reliance upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act"). Augustine and FT are accredited institutional investors and there was no advertising or public solicitation in connection with the transaction by the Company or anyone acting on behalf of the Company. The Company filed a Form D on December 3, 1997 in connection with the offer and sale of the unregistered securities to Augustine and FT. All of the other sales by the Company of its unregistered securities were made by the Registrant in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

     TERMS OF CONVERSION OR EXERCISE

     On December 31, 1997 the Company completed a two-stage private placement financing with Augustine and FT. On December 3, 1997 the Company delivered two Series A-1 9% Redeemable Convertible Debentures due December 1, 1999 (each a "Series A-1 Debenture" and collectively the "Series A-1 Debentures") to Augustine and FT in the principal amounts of $500,000 and $250,000, respectively. On December 31, 1997, the Company delivered a Series A-2 9% Redeemable Convertible Debenture due April 1, 1999 (the "Series A-2 Debenture") to Augustine in the principal amount of $750,000.

     Each Series A-1 Debenture is convertible into shares of Common Stock at the earlier of the date that the Company's Registration Statement on Form S-1, Registration No. 333-40175 is declared effective by the U.S. Securities and Exchange Commission (the "SEC") or 60 days after December 3, 1997. The conversion price for each Series A-1 Debenture is equal to the lesser of (a) 85% of the Market Price (as defined in the Series A-1 Debentures) of the Common Stock, or (b) $0.75.

     The Series A-2 Debenture is convertible at any time commencing the sixth business day following April 1, 1999 into shares of Common Stock. The conversion price for the Series A-2 Debenture is equal to 85% of the Market Price (as defined in the Series A-2 Debenture) of the Common Stock.

     The Company also has the right, but not the obligation, to redeem all or a portion of each Series A-1 Debenture, provided the Company is not then in violation of any of its obligations under the Series A-1 Debenture to be redeemed or the Securities Purchase Agreement (as defined in the Series A-1 Debenture to be redeemed) or any addenda thereto. To redeem any or all of the

Series A-1 Debenture, the Company must give the Holder notice (a "Redemption Notice") at any time prior to conversion, or within 24 hours after delivery of any Notice of Conversion (as defined in the Series A-1 Debenture to be redeemed) to the Company by the Holder (as defined in the Series A-1 Debenture to be redeemed). In the Redemption Notice, the Company must inform the Holder that it intends to pay the Holder 115% of the face amount of the portion of the Series A-1 Debenture that have been converted pursuant to the Notice of Conversion instead of delivering shares issuable upon conversion. The Company must pay the Holder according to the Holder's written instructions to the Company within 3 business days after delivery of the Redemption Notice with respect to such Series A-1 Debenture or portion thereof to be redeemed. The amount of the Series A-1 Debentures to be converted at one time are subject to monthly conversion limits as provided in the Series A-1 Debentures. The amount of shares and the conversion price are subject to adjustment as provided in the Series A-1 Debentures.

     Subject to the Company's right to redeem all or a portion of each Series A-1 Debenture, any remaining unconverted portion of a Series A-1 Debenture on December 1, 1999, plus accrued interest shall be automatically converted into shares of Common Stock.

     The Company also has the right, but not the obligation, to redeem all or a portion of each Series A-2 Debenture, provided the Company is not then in violation of any of its obligations under the Series A-2 Debenture to be redeemed or the Securities Purchase Agreement (as defined in the Series A-2 Debenture to be redeemed) or any addenda thereto. To redeem any or all of the Series A-2 Debenture, the Company must give the Holder notice (a "Redemption Notice") at any time prior to conversion, or within 24 hours after delivery of any Notice of Conversion (as defined in the Series A-2 Debenture to be redeemed) to the Company by the Holder (as defined in the Series A-2 Debenture to be redeemed). In the Redemption Notice, the Company must inform the Holder that it intends to pay the Holder 115% of the face amount of the portion of the Series A-2 Debenture that have been converted pursuant to the Notice of Conversion instead of delivering shares issuable upon conversion. The Company must pay the Holder according to the Holder's written instructions to the Company within 3 business days after delivery of the Redemption Notice with respect to such Series A-2 Debenture or portion thereof to be redeemed. The amount of the Series A-2 Debentures to be converted at one time are subject to monthly conversion limits as provided in the Series A-2 Debentures. The amount of shares and the conversion price are subject to adjustment as provided in the Series A-2 Debentures.

     In connection with the delivery on December 3, 1997 of the Series A-1 Debentures to Augustine and FT the Company also delivered three (3) warrants each to Augustine ("Warrants 1, 2, and 3") and FT ("Warrants 4, 5, and 6") (collectively the "Warrants") to purchase shares of Common Stock. Warrants 1, 2, and 3 entitle Augustine to purchase 133,333 shares of Common Stock per each Warrant, while Warrants 4, 5 and 6 entitle FT to purchase 66,667 shares of Common Stock per each Warrant. Each Warrant is exercisable at any time after December 3, 1997, until December 3, 2000 at 5:00 p.m. Denver, Colorado time. Warrants 1 and 4 have an exercise price of $0.17 per share, Warrants 2 and 5 have an exercise price of $0.50 per share, and Warrants 3 and 6 have an exercise price of $1.00 per share. Both the number of shares and the exercise prices are subject to adjustment as provided in the Warrants.

     The Company delivered a warrant to the Hamilton Fund, L.L.C. to purchase 200,000 shares of Common Stock (the "Hamilton Warrant"). The Hamilton Warrant is exercisable at any time after June 1, 1998, until December 3, 2002 at 5:00 p.m. Denver, Colorado time. The

Hamilton Warrant has an exercise price of $0.15 per share. Both the number of shares and the exercise price are subject to adjustment as provided in the Hamilton Warrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (A)  EXHIBITS:

        Exhibit 4.1:    Augustine Series A-1 Debenture
        Exhibit 4.2:    FT Series A-1 Debenture
        Exhibit 4.3:    Augustine Warrant No. 1
        Exhibit 4.4:    Augustine Warrant No. 2
        Exhibit 4.5:    Augustine Warrant No. 3
        Exhibit 4.6:    FT Warrant No. 4
        Exhibit 4.7:    FT Warrant No. 5
        Exhibit 4.8:    FT Warrant No. 6
        Exhibit 4.9:    Hamilton Warrant
        Exhibit 4.10:   Series A-2 Debenture
        Exhibit 10.1:   Augustine Securities Purchase Agreement
        Exhibit 10.2:   Amendment to Augustine Securities Purchase Agreement
        Exhibit 10.3:   FT Securities Purchase Agreement
        Exhibit 10.4:   Augustine Registration Rights Agreement
        Exhibit 10.5:   FT Registration Rights Agreement
        Exhibit 10.6:   Augustine Escrow Agreement
        Exhibit 10.7:   FT Escrow Agreement
        Exhibit 10.8:   Security Agreement
        Exhibit 11:     Statement of Computation of Earnings (Loss) Per Share
        Exhibit 27:     Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERCELL CORPORATION

                                         (Registrant)


Date:  September 17, 1998                By /s/ Paul H. Metzinger
                                            ------------------------------------
                                                Paul H. Metzinger, President
                                                and Chief Executive Officer




Date:  September 17, 1998                By /s/ Thomas Vander Stel
                                            ------------------------------------
                                                Thomas Vander Stel, Secretary
                                                and Principal Financial Officer

                                LIST OF EXHIBITS


          Exhibit 4.1:    Augustine Series A-1 Debenture
          Exhibit 4.2:    FT Series A-1 Debenture
          Exhibit 4.3:    Augustine Warrant No. 1
          Exhibit 4.4:    Augustine Warrant No. 2
          Exhibit 4.5:    Augustine Warrant No. 3
          Exhibit 4.6:    FT Warrant No. 4
          Exhibit 4.7:    FT Warrant No. 5
          Exhibit 4.8:    FT Warrant No. 6
          Exhibit 4.9:    Hamilton Warrant
          Exhibit 4.10:   Series A-2 Debenture
          Exhibit 10.1:   Augustine Securities Purchase Agreement
          Exhibit 10.2:   Amendment to Augustine Securities Purchase Agreement
          Exhibit 10.3:   FT Securities Purchase Agreement
          Exhibit 10.4:   Augustine Registration Rights Agreement
          Exhibit 10.5:   FT Registration Rights Agreement
          Exhibit 10.6:   Augustine Escrow Agreement
          Exhibit 10.7:   FT Escrow Agreement
          Exhibit 10.8:   Security Agreement
          Exhibit 11:     Statement of Computation of Earnings Per Share
          Exhibit 27:     Financial Data Schedule