Form 10QSB
period 1998-03-31
INTERCELL CORP
filed 1998-10-30
CIK 745655

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-14306


                             INTERCELL CORPORATION
                             ---------------------
       (Exact name of small business issuer as specified in its charter)

                        Colorado                                        84-0928627
--------------------------------------------------------------          ----------
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer
                                                                  identification number)

                       370 Seventeenth Street, Suite 3580
                             Denver Colorado 80202
                             ---------------------
                    (Address of principal executive offices)

                   Issuer's telephone number: (303) 592-1010

                                   No Change
                                   ---------
  (Former name, former address or former fiscal year, if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes       No X
                                                 ____    ____

     As of September 30, 1998 there were 37,770,634 shares of the registrant's sole class of common shares outstanding.

     Transitional Small Business Disclosure Format.  Yes         No X
                                                         ____      ____

                             INTERCELL CORPORATION
                                     INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
          March 31, 1998.....................................................  1

        Condensed Consolidated Statement of Operations
          For the Three Months and Six Months Ended March 31, 1998 and 1997..  2

        Condensed Consolidated Statement of Changes in Stockholders'
          Equity For the Six Months Ended March 31, 1998.....................  3

        Condensed Consolidated Statement of Cash Flows
          For the Six Months Ended March 31, 1998 and 1997...................  4

        Notes to Condensed Consolidated Financial Statements
          March 31, 1998.....................................................  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................. 10

PART II.      OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................16


SIGNATURES....................................................................17

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    INTERCELL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                                March 31, 1998
ASSETS
Current Assets:

   Cash                                                                           $    285,000
   Accounts receivable, net of reserves                                                 44,000
   Notes receivable                                                                     12,000
   Inventories                                                                         458,000
   Prepaid expenses and other current assets                                           108,000
   Land available for sale                                                           1,424,000
                                                                                  ------------
   Total current assets                                                              2,331,000

Property, plant and equipment, net of accumulated depreciation                         634,000

Other assets:
   Investments                                                                         210,000
   Notes receivable non-currant portion                                                530,000
   Goodwill and other intangible assets                                                 40,000
                                                                                  ------------
   Total other assets                                                                  780,000
                                                                                  ------------

Total assets                                                                      $  3,745,000
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, short term                                                         2,093,000
   Notes payable, related party                                                         80,000
   Accounts payable and accrued liabilities                                          1,866,000
   Contingent liabilities                                                               55,000
   Covenant lease payable                                                               96,000
                                                                                  ------------
   Total current liabilities                                                         4,190,000

Long-term liabilities:
   Convertible debenture                                                             1,485,000
   Long-term debt, less current portion                                                 16,000
                                                                                  ------------
   Total long-term liabilities                                                       1,501,000

Minority interest in consolidated subsidiary                                            42,000

Stockholders' equity:
   Convertible preferred stock; 10,000,000 shares authorized:
   Series C; 147 shares issued and outstanding as of March 31, 1998                  1,119,000
   (liquidation preference of $1,653,750)
   Series D; 1,080 shares issued and outstanding as of March 31, 1998                2,468,000
   (liquidation preference of $2,700,000)
   Warrants to acquire common stock                                                  3,075,000
   Common Stock; no par value; 100,000,000 shares authorized;
   35,760,229 shares outstanding as of March 31, 1998                               21,312,000
   Additional paid in capital                                                        3,221,000
   Deferred compensation                                                                (3,000)
   Accumulated deficit                                                             (33,180,000)
                                                                                  ------------
   Total stockholders' equity                                                       (1,988,000)
                                                                                  ------------

Total liabilities and stockholders' equity                                        $  3,745,000
                                                                                  ============

              See notes to the consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    MARCH 31                             MARCH 31
                                           -------------------------------------------------------------------
                                              1998              1997               1998             1997
Net sales                                  $  416,000       $  528,000          $ 1,168,000        $ 1,046,000
Cost of goods sold                            598,000          407,000            1,471,000            821,000
                                           -------------------------------------------------------------------

Gross profit                                 (182,000)         121,000             (303,000)           225,000

General and administrative expense          1,479,000        1,046,000            4,592,000          2,962,000
Research and development expense                    0          815,000                1,000          1,189,000
                                           -------------------------------------------------------------------

Loss from operations                       (1,661,000)      (1,740,000)          (4,896,000)        (3,926,000)

Other income/ (expense)                      (361,000)          22,000             (371,000)            75,000
                                           -------------------------------------------------------------------
Loss from continuing operations            (2,022,000)      (1,718,000)          (5,267,000)        (3,851,000)

Discontinued operations
  Gain/ (loss) from discontinued
   operations                                (461,000)         259,000             (215,000)           470,000
  Loss on sale of subsidiary                 (350,000)                             (350,000)
                                           -------------------------------------------------------------------
Loss from discontinued operations            (811,000)         259,000             (565,000)           470,000
                                           -------------------------------------------------------------------

Net loss                                   (2,833,000)      (1,459,000)          (5,832,000)        (3,381,000)

Deemed preferred stock dividend on            (15,000)        (496,000)             (30,000)          (717,000)
  Series b, c and d relating to
  in-the-money conversion terms

Accrued dividends Series d preferred stock    (37,000)                              (37,000)
Accretion on Series b and c preferred stock   (29,000)        (155,000)             (64,000)          (295,000)
                                           -------------------------------------------------------------------

Net loss applicable to common
  stockholders                            ($2,914,000)     ($2,110,000)         ($5,963,000)       ($4,393,000)
                                           ===================================================================

Net loss per common share:
   Loss from continuing operations             ($0.07)          ($0.13)              ($0.18)            ($0.29)
   Loss from discontinued operations           ($0.02)           $0.01               ($0.02)             $0.03
                                           -------------------------------------------------------------------
Net loss per applicable to common
  stockholders                                 ($0.09)          ($0.12)              ($0.20)            ($0.26)
                                           ===================================================================

Weighted average number of common
  shares outstanding                       32,061,656       17,789,405           30,222,670         16,996,221
                                           ===================================================================

              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    INTERCELL CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)



                                                          CONVERTIBLE          WARRANTS TO                               ADDITIONAL
                                                        PREFERRED STOCK          ACQUIRE           COMMON STOCK           PAID-IN
                                                      SHARES        AMOUNT     COMMON STOCK    SHARES        AMOUNT       CAPITAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 1997                             1,252         $3,658,000 $3,050,000      30,371,075    $21,285,000 $2,996,000
CONSTRUCTIVE RETIREMENT OF TREASURY STOCK                                                      (1,100,000)      (385,000)
WARRANTS ISSUED IN CONNECTION WITH CONVERTIBLE
  DEBENTURE                                                                        25,000
SHARES ISSUED IN LIEU OF INTEREST                                                               1,975,000        185,000
SHARES ISSUED FOR SERVICES                                                                        266,000         25,000
AMORTIZATION OF DEEMED DIVIDEND                                         30,000
ACCRUAL OF PREFERRED STOCK DIVIDEND                                     37,000
ACCRETION ON PREFERRED STOCK                                            64,000
CONVERSION OF SERIES B PREFERRED STOCK TO COMMON
  STOCK                                                  (5)           (40,000)                   678,761         40,000
CONVERSION OF SERIES C PREFERRED STOCK TO COMMON
  STOCK                                                 (20)          (162,000)                 3,569,393        162,000
BENEFICIAL CONVERSION FEATURE RELATED TO SERIES
  A-1 AND A-2 DEBENTURES                                                                                                    225,000
NET LOSS
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1998                              1,227         $3,587,000 $3,075,000      35,760,229    $21,312,000 $3,221,000
====================================================================================================================================

                                                                                                                    Total
                                                   Deferred        Treasury                Accumulated            Stockholders'
                                                 Compensation       Stock                   Deficit                 Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 1997                           ($3,000)       ($385,000)              ($27,217,000)           $3,384,000
CONSTRUCTIVE RETIREMENT OF TREASURY STOCK                            385,000
WARRANTS ISSUED IN CONNECTION WITH CONVERTIBLE
  DEBENTURE                                                                                                            25,000
SHARES ISSUED IN LIEU OF INTEREST                                                                                     185,000
SHARES ISSUED FOR SERVICES                                                                                             25,000
AMORTIZATION OF DEEMED DIVIDEND                                                                 (30,000)
ACCRUAL OF PREFERRED STOCK DIVIDEND                                                             (37,000)
ACCRETION ON PREFERRED STOCK                                                                    (64,000)
CONVERSION OF SERIES B PREFERRED STOCK TO COMMON
  STOCK
CONVERSION OF SERIES C PREFERRED STOCK TO COMMON
  STOCK
BENEFICIAL CONVERSION FEATURE RELATED TO SERIES
  A-1 AND A-2 DEBENTURES                                                                                              225,000
NET LOSS                                                                                     (5,832,000)           (5,832,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1998                            ($3,000)        $      0               ($33,180,000)          ($1,988,000)
====================================================================================================================================


              See notes to the consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                                                               1998                   1997
Cash flows from operating activities                                                       ($5,832,000)         ($  3,381,000)
Net loss
Adjustments to reconcile net loss to net cash from
   continuing operations:
     Loss from discontinued operations                                                         565,000
     Impairment of ITCO                                                                        845,000
     Depreciation and amortization                                                             164,000                277,000
     Minority interest in loss in consolidated subsidiaries                                    (42,000)
     Gain on sale of property and equipment                                                    (57,000)
     Gain on issuance of stock at subsidiary                                                   (78,000)
     Amortization of discount on convertible debenture                                         225,000
     Amortization of deferred compensation                                                                            662,000
     Common stock and warrants issued for services and interest                                220,000                 43,000
Change in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                                       678,000               (221,000)
     Notes receivable                                                                         (530,000)
     Inventory                                                                                 524,000               (332,000)
     Prepaid expenses and other assets                                                         232,000                (35,000)
     Decrease in accounts payable and accrued liabilities                                     (994,000)               126,000
                                                                                         -----------------------------------------
Net cash used in operating activities                                                       (4,080,000)            (2,861,000)
                                                                                         -----------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                                              (962,000)
     Proceeds from sales and maturities of short-term investments                                                   3,063,000
     Acquisition of other assets                                                                                      146,000
     Proceeds from sale of assets                                                            1,557,000
                                                                                         -----------------------------------------

Net cash provided by investing activities                                                    1,557,000              2,247,000
                                                                                         -----------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                                          150,000
     Proceeds from convertible debenture                                                     1,500,000
     Proceeds from notes payable                                                             1,551,000
     Proceeds from issuance of Series C preferred stock and warrants                                               4,673,000
     Repayments of notes payable                                                              (180,000)           (1,198,000)
     Payment of debt issuance costs                                                           (170,000)
     Repayment of long-term debt                                                                                    (206,000)
                                                                                         -----------------------------------------

Net cash flows provided by financing activities                                              2,701,000             3,419,000
                                                                                         -----------------------------------------

Net increase in cash                                                                           178,000             2,805,000

Cash, beginning                                                                                107,000             4,224,000
                                                                                         -----------------------------------------

Cash, ending                                                                                $  285,000           $ 7,029,000
                                                                                         =========================================

Non-cash investing and financing activities
     Series B preferred stock converted to common stock                                     $   40,000           $ 4,225,000
                                                                                         ========================================
     Series C preferred stock converted to common stock                                     $  162,000
                                                                                         ====================
     Transfer of stock options from principal shareholders to Company officer                                    $   530,000
                                                                                                             ====================

              See notes to the consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Intercell Corporation and its wholly-owned subsidiaries (the "Company"). All intercompany transactions have been eliminated.

          The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of and operating results for the periods presented. The consolidated financial statements should be read in conjunction with the September 30, 1997 audited financial statements of the Company and the notes thereto. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ended September 30, 1998, or any future period.

2.  NET LOSS PER SHARE

          Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

          During the year ending September 30, 1998 the Company adopted SFAS No. 128 Earnings Per Share. This statement replaces the presentation of primary earnings of loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS 128 did not result in a change to the previously presented EPS for the year ended September 30, 1997.

3.   INVENTORIES

     Inventories consist of:    March 31, 1998
                                --------------

          Raw materials               $ 20,000
          Work in process               15,000
          Finished goods               423,000
                                      --------
                                      $458,000
                                      ========

4.  NON-CASH INVESTING AND FINANCING ACTIVITIES

          The Company purchased 90% of the common stock outstanding of Sigma 7 Corporation ("Sigma 7") for $550,000. In conjunction with the purchase, the Company acquired assets with a fair value of $4,316,000 and assumed liabilities and minority interests of $3,766,000.

          In addition, the Company engaged in the following non-cash investing and financing activities:

                                             For the six months ending March 31,
                                                      1998         1997
                                                      ----         ----
Series B preferred stock converted to common stock  $ 40,000    $4,225,000
Series C preferred stock converted to common stock  $162,000    $        0

5.  RECENT ACCOUNTING PRONOUNCEMENTS

          In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 132, Employer's disclosures about Pensions and Other Post-Retirement Benefits. This statement requires disclosure only and therefore will not impact the Company's financial statements.

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

6.  YEAR 2000 CONVERSION

          The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Management believes the total cost of compliance and its effect on the Company's future results of operations will be insignificant.

7.  CONVERTIBLE DEBENTURES

          In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000. Of this total, $750,000 is the Series A-1 debenture and $750,000 is the Series A-2 debenture. The convertible debentures were, at the time of issue, unsecured obligations of the Company.

          The $750,000 Series A-1 debenture requires quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined in the financing agreement, or $0.75. In connection with the convertible debt, three warrants were issued each entitling the holder to purchase 200,000 shares of common stock for $0.17, $0.50 and $1.00, respectively. The warrants expire three years from the date of issuance.

          The $750,000 Series A-2 debenture pays interest quarterly at 9% per annum, beginning June 1, 1998, with a maturity date of April 1, 1999, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement.

          At the request of the Company, the Series A-2 debenture was accelerated to December 31, 1997. As consideration for the acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The Company has assigned a first priority secured lien on the assets of Sigma 7, a first deed of trust on property held for sale in Arizona and an assignment of the $2,200,000 note from Intercell Technologies Corporation to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders.

8.   COMPREHENSIVE INCOME

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income consisting of certain items previously not included in the statements of operations including unrealized gains and losses among others. For the three and six months ended March 31, 1998 and 1997, the Company had no items of comprehensive income.

9.   SEGMENT REPORTING

          Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, was effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the manner in which public business enterprises report information about operating segments in interim financial reports issued to stockholders. As the FASB allows, the Company will initially apply this standard in its financial statements for the year ending September 30, 1998.

10.  DISCONTINUED OPERATIONS

          In February 1998, the Company entered into a stock purchase agreement to sell, transfer, assign and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary California Tube Laboratory, Inc. ("CTL") to Jaymark Corporation ("Jaymark"), in exchange for $1,872,360 in cash, $500,000 in notes receivable and an escrow account of $200,000. This has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated financial statements of operations for all periods presented. The Company recognized a loss on the sale of assets of approximately $350,000 consisting of approximately $75,000 in investments and approximately $275,000 in retained earnings. The Company also recognized a loss from discontinued operations of approximately $215,000. The Company has not recognized any income tax benefit from the loss due to the uncertainty of the Company to produce any future net income.


                                                                    Six months ending                   Year ending
                                                                        March 31,                      September 30,
                                                                          1998                              1997
                                                                          ----                              ----
Net Sales                                                             $1,583,000                         $4,655,000
Cost of goods sold                                                     1,589,000                          3,739,000
                                                                      ----------                         ----------
Gross profit                                                              (6,000)                           916,000
General and administrative expense                                       210,000                            790,000
                                                                      ----------                         ----------
Income from operations                                                  (216,000)                           126,000
Other income                                                               1,000                             30,000
                                                                      ----------                         ----------
Income/loss from discontinued operations                                (215,000)                           156,000

11.  NANOPIERCE ACQUISITION

          In February 1998, the Company transferred all of the intellectual property of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc. ("Nanopierce"), formerly known as Sunlight Systems, Inc., for 7,250,000 restricted post split shares of common stock and 100 Series A, 8%, Voting, Convertible, Cumulative, Participating, Preferred shares. The preferred shares are convertible to 7,250,000 restricted post split shares of Nanopierce's common stock. The Company has approximately 74% controlling interest in Nanopierce on a fully diluted basis. This transaction was discussed in detail in Form 8-K dated February 26, 1998 and as disclosed in Form 8-K the historical financial statement of Sunlight Systems, Inc. were not included due to their insignificance. The unaudited results of operations on a pro forma basis as though Nanopierce had been acquired as of October 1, 1997 are as follows:

                                                                     For the six months ended March 31,
                                                                        1998                   1997
                                                                        ----                   ----

Revenue                                                              $ 3,451,000            $ 1,205,000
Net loss                                                             $(4,710,000)           $(5,901,000)
Net loss per share                                                   $     (0.28)           $     (0.20)

12.  SUBSEQUENT EVENTS

          On June 5, 1998, the Company discontinued operations at Sigma 7, its San Diego subsidiary, a manufacturer of memory modules. The Company intends to seek protection for Sigma 7 under U.S. bankruptcy laws.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the year ended September 30, 1997. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 31E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "continue" or similar terms, variations of those terms or the negative of those terms. Actual results could differ materially from those anticipated in forward-looking statements.

     On February 6, 1998 the Company entered into a stock purchase agreement to sell, transfer, and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary CTL to Jaymark, in exchange for $2,015,458 in cash and notes receivable. The Company recognized a loss from discontinued operations of approximately $565,000 for the six months ended March 31, 1998, based on the disposition.

     On February 26, 1998 the Company transferred all of the intellectual property of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce for 7,250,000 shares of common stock of Nanopierce and 100 Series A 8% Voting, Convertible, Cumulative, Participating, Preferred shares of Nanopierce. The 100 preferred shares are convertible into 7,250,000 shares of common stock. The Company owns approximately 60% of the outstanding common stock of Nanopierce and approximately 74% of the common stock of Nanopierce on a diluted basis, considering the voting and conversion rights of the Series A preferred stock.

     The Company discontinued all operations of its majority owned subsidiary Sigma 7, a manufacturer of memory modules located in San Diego, California, on June 5, 1998. The market for Sigma 7's main product line of memory modules experienced significant price erosion on a worldwide basis. Sigma 7 did not have the capitalization to continue and intends to seek protection under U.S. bankruptcy laws.

     The Company is currently engaged in the design, development and licensing of products using its patented particle interconnect technology, through its majority owned subsidiary Nanopierce.

     In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000. Of this total, $750,000 is the Series A-1 debenture and $750,000 is the Series A-2 debenture. The convertible debentures were, at the time of issue, unsecured obligations of the Company.

     The $750,000 Series A-1 debenture requires quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined in the financing agreement, or $0.75. In connection with the convertible debt, three warrants were issued, each entitling the holder to purchase 200,000 shares of common stock for $0.17, $0.50, and $1.00 respectively. The warrants expire three years from the date of issuance. The portion of the proceeds allocable to the warrants was $15,000.

     The $750,000 Series A-2 debenture pays interest quarterly at 9% per annum, beginning June 1, 1998, with a maturity date of April 1, 1999. The debt may be converted at the option of the holder any time at the end of six business days following the maturity date, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement. The Company has recognized $225,000 in interest expense relating to the beneficial conversion terms of the debentures.

     At the request of the Company, purchase and payment for the Series A-2 debenture was accelerated to December 31, 1997. As consideration for the acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The Company assigned a first priority secured lien on the assets of Sigma 7, a first deed of trust on property held for resale in Arizona and a $2,200,000 note from Intercell Technologies Corporation to the Company.
In connection with the placement of the convertible debentures, the Company paid a $180,000 commission to a third-party investment banker and issued the investment banker warrants to purchase 200,000 shares of common stock at an exercise price of $0.15 per share. The warrants were valued at $10,000. The $180,000 and $10,000 have been included in general and administrative expense. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders and recognized $71,000 in general and administrative expense. The Company also issued 1,241,000 shares of common stock for services rendered and in lieu of interest expense during the six months ended March 31, 1998 recognizing $162,750 in general and administrative expense.

RESULTS OF OPERATIONS

     REVENUES

     Total revenues in the second quarter of 1998 were $416,000 representing a 21% decrease from the second quarter revenues in 1997 of $528,000. Total revenues in the first six months of 1998 were $1,168,000 representing a 12% increase over the first six months revenues of $1,046,000 in the prior fiscal year. The increase in revenue for the six months was primarily attributable to the inclusion of revenues from the Company's memory module manufacturer of $354,000 which was not included in the six months ended March 31, 1997 revenue.

     Sales of memory modules increased to $354,000 in the first six months of 1998 compared to $0 in the first six months of 1997. The balance of the Company's sales in the first six months of 1998 has remained consistent with the first six months sales of the 1997 fiscal year.

     GROSS PROFIT

     Gross profit was (44%) in the second quarter of the 1998 fiscal year compared with 23% in the second quarter of the 1997 fiscal year. For the six months ended March 31, 1998 gross profits were (26%) compared to 22% for the six months ended March 31, 1997. This decrease in margins was primarily attributable to negative margins experienced in the memory module market. Prices for memory modules fell drastically during the period causing the Company to sell products at negative margins. The margins for electronic components also decreased from 32% for the second quarter of 1997 to 18% in the second quarter of 1998.

     RESEARCH AND DEVELOPMENT

     Research and development expenses decreased to $1,000 in the first six months of fiscal 1998 compared to $1,189,000 in the first six months of 1997. For the second quarter of 1998 the Company had no research and development costs compared to $815,000 for the second quarter of 1997. The decrease was primarily attributable to the suspension of the research and development activities associated with the Company's particle interconnect technology. Research and development costs relating to the particle interconnect technology were reduced from $956,000 in 1997 to $0 in 1998. The Company has changed its focus from creating a manufacturing process and facility to licensing its technology to companies that already have a manufacturing process in place.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by 41% to $1,479,000 in the second quarter of the 1998 fiscal year compared to $1,046,000 in the second quarter of fiscal 1997. For the six months ended March 31, 1998 general and administrative expenses increased by 55% to $4,592,000 compared to $2,962,000 in the six months ended March 31, 1997. This increase was primarily attributable to the inclusion of general and administrative expenses for the Company's new memory module operations of $935,000 and 100% of the expenses associated with the antenna technology operations of $900,000 due to impairment concerns of Intercell Technologies Corporation to pay it's obligation to the Company. In addition, the Company incurred additional legal costs associated with the Company's intellectual property rights to the particle interconnect technology.

     OTHER INCOME/EXPENSE

     The Company earned $117,000 in interest income on its cash and short-term investments in the first six months of the 1998 fiscal year compared to $146,000 for the first six months in 1997, while incurring interest and other expenses of $488,000 and $71,000 respectively.

     INCOME TAXES

     As of March 31, 1998 the Company had a net operating loss carryover for federal and California income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company, as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditor's report on the Company's financial statements for the year ended September 30, 1997 included a "going concern" paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken several steps regarding future operations, including those discussed below. In February 1998, the Company sold its interest in CTL and A.C. Magnetics, Inc. to raise additional capital for ongoing operations. The Company received $1,500,000 in cash, $500,000 in a note receivable and $200,000 in escrow for the sale of CTL. The Company received $700,000 in cash for the sale of A.C. Magnetics, Inc. which it used to pay down its debt on the Series A-1 convertible debenture.

     The Company has also discontinued operations at Sigma 7 and Particle Interconnect Corporation during June 1998 and will seek protection under the U.S. bankruptcy laws for Sigma 7. The intellectual property rights to the particle interconnect technology have been transferred to Nanopierce resulting in an approximate 74% ownership of Nanopierce on a diluted basis. In July 1998, Nanopierce secured a two-year credit facility to finance its ongoing operations. This agreement was to supply Nanopierce with $1,500,000 in capital during the next twelve months with up to a total of $8,500,000 over a 24-month period. As of September 30, 1998, Nanopierce has received $750,000 under the original agreement. The agreement has been amended to allow Nanopierce to assign the remaining commitment to other parties. Nanopierce is currently seeking substitute investors to fulfill the terms of the agreement. The Company has identified a substitute investor for a portion of the financing ($3.5 million). The Company is still qualifying investors for the remaining $750,000 of the financing. If the financing is performed in full, it will provide Nanopierce with enough capital to meet its plan of operation for the next year. There is no assurance, however, that Nanopierce will be able to find a substitute investor for the remaining $750,000 and, if such substitute investor is not found, it could impair Nanopierce's ongoing operations due to capital requirements. The Company has reduced its costs to a bare minimum and is currently seeking its own financing.

     During the six months ended March 31, 1997 the Company's cash and cash equivalents increased by $178,000. This increase was due primarily to proceeds from the issuance of $1,500,000 in convertible debentures in December 1997, the sale of CTL and the sale of A.C. Magnetics, Inc. A portion of these proceeds was used to pay off debts of Sigma 7 and the Company.

     In the 1998 fiscal year, the Company intends to make capital expenditures of approximately $250,000. These expenditures will provide for an office and application engineering facility for Nanopierce. In the first six months of fiscal 1998 the Company had no capital expenditures.

     The Company believes that if a substitute investor can be found to complete the entire credit facility of Nanopierce, adequate funding is available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the Company's belief that it will be successful in entering into a licensing, joint venture, co-manufacturing or other similar arrangement with connector manufacturers using the Nanopierce technology. The failure to secure such a relationship could result in the Company requiring substantial additional capital and resources to bring Nanopierce products to market.

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

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are known risks. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. Management believes the total cost of compliance and its effect on the Company's future results of operations will be insignificant.

     In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 132, Employer's disclosures about Pensions and Other Post-Retirement Benefits. This statement requires disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     The Company made the following unregistered sale of its securities from January 1, 1998 through March 31, 1998:

                             TITLE OF
    DATE OF SALE            SECURITIES             Amount             Consideration                Purchaser
      1/16/98              Common Stock            250,000              Settlement               Barbara J. Drew


     Exemption From Registration Claimed.

     This sale by the Company of its unregistered securities was made by the Company in reliance upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. Ms. Drew was known to the Company and its management, through a pre-existing business relationship, as a long standing business associate of management and as a former employee of CTL. She was provided access to all material information which she requested and all information necessary to verify such information and was afforded access to management of the Company in connection with her purchase. She acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS:

          Exhibit 11.1:  Statement of computation of earnings per share
          Exhibit 27.1:  Financial Data Schedule

     (B)  REPORTS:

          1) Form 8-K, filed September 24, 1998, disclosed the disposition of California Tube Laboratory.

          2) Form 8-K, filed September 22, 1998, disclosed the disposition of all or substantially all of the assets of Particle Interconnect Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERCELL CORPORATION
                              (Registrant)


Date: October 30, 1998        By  /s/ Paul Metzinger
                                 -------------------
                                 Paul Metzinger, President and Chief Executive Officer


Date: October 30, 1998        By  /s/ Thomas Vander Stel
                                 -----------------------
                                 Thomas Vander Stel, Secretary and Chief
                                 Financial Officer

                                LIST OF EXHIBITS


          Exhibit 11.1:  Statement of computation of earnings per share
          Exhibit 27.1:  Financial Data Schedule