Form 10QSB
period 1998-06-30
INTERCELL CORP
filed 1998-11-24
CIK 745655

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-14306


                             INTERCELL CORPORATION
                             ---------------------
       (Exact name of small business issuer as specified in its charter)


                     Colorado                               84-0928627
---------------------------------------------               ----------
(State or other jurisdiction of incorporation             (I.R.S. employer
or organization )                                       identification number)


                      370 Seventeenth Street, Suite 3580
                             Denver Colorado 80202
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 592-1010

                                   No Change
                                   ---------
   (Former name, former address or former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No __
                                                 -

     As of November 16, 1998 there were 39,064,533 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes__     No X
                                                                         -

                    INTERCELL CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                                  Page
PART 1 - FINANCIAL INFORMATION....................................................................   1
Item 1. Financial Statements......................................................................   1
        Consolidated Balance Sheet................................................................   1
        Consolidated Statements of Operations.....................................................   2
        Consolidated Statements of Cash Flows.....................................................   3
        Statement of Changes in Stockholders' Equity..............................................   4
        Computation of Net Loss Per Share.........................................................   5
        Intercell Corporation and Subsidiaries Notes to Consolidated Financial Statements.........   5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....   7
        General...................................................................................   7
        Revenues..................................................................................   9
        Research And Development..................................................................   9
        General And Administrative................................................................   9
        Other Income/Expense......................................................................   9
        Income Taxes..............................................................................   9
        Liquidity And Capital Resources...........................................................  10
PART II - OTHER INFORMATION.......................................................................  11
Item 2. Changes in Securities.....................................................................  11
Item 6. Exhibits and Reports on Form 8-K..........................................................  12
SIGNATURES........................................................................................  13
LIST OF EXHIBITS..................................................................................  14
EXHIBIT 11  COMPUTATION OF NET LOSS PER SHARE
EXHIBIT 27  FINANCIAL DATA SCHEDULE

                        PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    Intercell Corporation and Subsidiaries
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 June 30, 1998

ASSETS
Current assets:
   Cash in banks                                                               $     46,000
   Cash in escrow                                                                   200,000
   Accounts receivable, net of reserves                                               8,000
   Notes receivable                                                                  12,000
   Land available for sale                                                        1,424,000
   Current assets of discontinued operations                                        235,000
                                                                               ------------
   Total current assets                                                           1,925,000

Other assets:
   Notes receivable non-currant portion                                             527,000
   Deposits and other assets                                                         52,000
   Non current assets of discontinued operations                                    302,000
                                                                              -------------
   Total other assets                                                               881,000
                                                                              -------------
Total assets                                                                   $  2,806,000
                                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, short term                                                   $  2,330,000
   Notes payable, related party                                                      80,000
   Accounts payable and accrued liabilities                                       1,940,000
                                                                              -------------
   Total current liabilities                                                      4,350,000

Long-term liabilities:
   Convertible debentures                                                           826,000
   Long-term debt, less current portion                                              16,000
                                                                               ------------
   Total long-term liabilities                                                      842,000

Stockholders' equity:
   Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 147 shares issued and outstanding as of
     June 30, 1998                                                                1,148,000
     (liquidation preference of $1,653,750)
    Series D; 1,080 shares issued and outstanding as of
     June 30, 1998                                                                2,520,000
     (liquidation preference of $2,700,000)
   Warrants to acquire common stock                                               3,075,000
   Common stock; no par value; 100,000,000 shares authorized;
    36,010,229 shares outstanding as of June 30, 1998                            21,327,000
   Additional paid in capital                                                     3,690,000
   Accumulated deficit                                                          (34,146,000)
                                                                              -------------
   Total stockholders' equity                                                    (2,386,000)
                                                                              -------------
Total liabilities and stockholders' equity                                     $  2,806,000
                                                                              =============

                See notes to consolidated financial statements

                    Intercell Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                            Three Months Ended                   Nine Months Ended
                                                                 June 30,                             June 30,
                                                     -------------------------------------------------------------------
                                                                  1998            1997            1998            1997
General and administrative expense                              596,000       1,756,000       3,347,000       4,497,000
Research and development expense                                      0         340,000               0       1,416,000

                                                     -------------------------------------------------------------------
Loss from operations                                           (596,000)     (2,096,000)     (3,347,000)     (5,913,000)

Other income (expense)                                           (8,000)         84,000        (200,000)        218,000

                                                     -------------------------------------------------------------------
Loss from continuing operations                                (604,000)     (2,012,000)     (3,547,000)     (5,695,000)

Discontinued operations:
  Loss from discontinued operations                            (825,000)       (446,000)     (3,414,000)       (144,000)
  Gain on sale of subsidiaries                                  544,000                         244,000
                                                     -------------------------------------------------------------------
Loss from discontinued operations                              (281,000)       (446,000)     (3,170,000)       (144,000)

                                                     -------------------------------------------------------------------
Net loss                                                       (885,000)     (2,458,000)     (6,717,000)     (5,839,000)

Deemed dividend on Series B, C and D preferred
   stock relating to in-the-money conversion terms              (15,000)       (306,000)        (45,000)     (1,023,000)
Accrued dividends Series D preferred stock                      (37,000)                        (74,000)
Accretion on Series B and C preferred stock                     (29,000)       (118,000)        (93,000)       (413,000)
                                                     -------------------------------------------------------------------

Net loss applicable to common stockholders                    ($966,000)    ($2,882,000)    ($6,929,000)    ($7,275,000)
                                                     ===================================================================

Net loss per share applicable to common stockholders:
   Loss from continuing operations                               ($0.02)         ($0.13)         ($0.12)         ($0.41)
   Loss from discontinued operations                             ($0.01)         ($0.02)         ($0.10)         ($0.01)
                                                     -------------------------------------------------------------------
   Net loss                                                      ($0.03)         ($0.15)         ($0.22)         ($0.42)
                                                     ===================================================================

Weighted average number of common shares outstanding         35,848,917      18,710,850      31,291,413      17,169,353
                                                     ===================================================================

              See notes to the consolidated financial statements

                    Intercell Corporation and Subsidiaries
                 Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended June 30, 1998
                                  (Unaudited)

                                                                      Convertible          Warrants to
                                                                    Preferred Stock          Acquire           Common Stock
                                                                  Shares        Amount     Common Stock    Shares        Amount
                                                             -------------------------------------------------------------------
Balances, October 1, 1997                                            1,252    $3,658,000     $3,050,000  30,371,075   $21,285,000
Constructive retirement of treasury stock                                                                (1,100,000)     (385,000)
Warrants issued in connection with convertible debenture                                         25,000
Shares issued in lieu of interest                                                                         1,975,000       185,000
Shares issued for services                                                                                  516,000        40,000
Common stock issued by subsidiary for services
Amortization of deferred compensation
Amortization of deemed dividend                                                   45,000
Accrual of preferred stock dividend                                               74,000
Accretion on preferred stock                                                      93,000
Conversion of Series B preferred stock to common stock                  (5)      (40,000)                   678,761        40,000
Conversion of Series C preferred stock to common stock                 (20)     (162,000)                 3,569,393       162,000
Beneficial conversion feature related to Series A-1 and
 A-2 debentures
Net loss
                                                             --------------------------------------------------------------------
Balances, June 30, 1998                                              1,227    $3,668,000     $3,075,000  36,010,229   $21,327,000
                                                             ====================================================================

                                                                      Additional
                                                                       Paid-In       Deferred      Treasury       Accumulated
                                                                       Capital     Compensation      Stock           Deficit
                                                                    ------------------------------------------------------------
Balances, October 1, 1997                                               $2,996,000     ($3,000)     ($385,000)     ($27,217,000)
Constructive retirement of treasury stock                                                             385,000
Warrants issued in connection with convertible debenture
Shares issued in lieu of interest
Shares issued for services
Common stock issued by subsidiary for services                             469,000
Amortization of deferred compensation                                                    3,000
Amortization of deemed dividend                                                                                         (45,000)
Accrual of preferred stock dividend                                                                                     (74,000)
Accretion on preferred stock                                                                                            (93,000)
Conversion of Series B preferred stock to common stock
Conversion of Series C preferred stock to common stock
Beneficial conversion feature related to Series A-1 and                    225,000
 A-2 debentures
Net loss                                                                                                             (6,717,000)
                                                                    -------------------------------------------------------------
Balances, June 30, 1998                                                 $3,690,000      $    0       $      0      ($34,146,000)
                                                                    =============================================================

                                                                              Total
                                                                           Stockholders'
                                                                              Equity
                                                                         ---------------
Balances, October 1, 1997                                                   3,384,000
Constructive retirement of treasury stock
Warrants issued in connection with convertible debenture                       25,000
Shares issued in lieu of interest                                             185,000
Shares issued for services                                                     40,000
Common stock issued by subsidiary for services                                469,000
Amortization of deferred compensation                                           3,000
Amortization of deemed dividend
Accrual of preferred stock dividend
Accretion on preferred stock
Conversion of Series B preferred stock to common stock
Conversion of Series C preferred stock to common stock
Beneficial conversion feature related to Series A-1 and
  A-2 debentures                                                              225,000
Net loss                                                                   (6,717,000)
                                                                         ---------------
Balances, June 30, 1998                                                   ($2,386,000)
                                                                         ===============

              See notes to the consolidated financial statements.

                    Intercell Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 1998 and 1997
                                  (Unaudited)


                                                                                   1998                1997
Cash flows from operating activities
Net loss                                                                         ($6,717,000)         ($5,839,000)
Adjustments to reconcile net loss to net cash from
   continuing operations:
     Loss from discontinued operations                                             3,170,000
     Depreciation and amortization                                                     2,000              484,000
     Gain on sale of property and equipment                                          (57,000)
     Amortization of discount on convertible debenture                               225,000
     Amortization of deferred compensation                                             3,000              784,000
     Common stock and warrents issued for services and interest                      225,000               43,000
     Common stock issued by subsidiary for services                                  469,000
Change in assets and liabilities net of Nanopierce acquisition:
   (Increase) decrease in:
     Accounts receivable                                                              (8,000)             (55,000)
     Inventory                                                                                           (972,000)
     Prepaid expenses and other assets                                               189,000             (110,000)
     Increase in accounts payable and accrued liabilities                            686,000              116,000
                                                                                 --------------------------------
Net cash used in operating activities                                             (1,813,000)          (5,549,000)
                                                                                 --------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                                (1,150,000)
     Proceeds from sales and maturities of short-term investments                                       2,274,000
     Acquisition of other assets                                                                          253,000
     Payment for purchase of Sigma 7                                                                     (550,000)
     Advances to Sigma 7                                                                               (1,395,000)
     Proceeds from sale of assets                                                  2,457,000
     Increase in cash in escrow                                                     (200,000)
     Payment received on notes receivable                                              4,000
                                                                                 --------------------------------
Net cash provided by investing activities                                          2,261,000             (568,000)
                                                                                 --------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                               150,000
     Proceeds from convertible debentures                                          1,500,000
     Proceeds from notes payable                                                   1,591,000
     Proceeds from issuance of Series C preferred stock and warrants                                    4,673,000
     Repayments of notes payable and debentures                                     (649,000)          (1,198,000)
     Repayment of long-term debt                                                                         (206,000)

                                                                                 --------------------------------
Net cash flows provided by financing activities                                    2,442,000            3,419,000
                                                                                 --------------------------------
                                                                                 --------------------------------
Net cash used in discontinued operations                                          (2,860,000)                   0
                                                                                 --------------------------------

Net increase in cash                                                                  30,000           (2,698,000)

Cash, beginning                                                                       16,000            4,224,000
                                                                                 --------------------------------
Cash, ending                                                                     $    46,000           $1,526,000
                                                                                 ================================

Non-cash investing and financing activities
     Series B preferred stock converted to common stock                          $    40,000           $5,118,000
                                                                                 --------------------------------
     Series C preferred stock converted to common stock                          $   162,000           $  811,000
                                                                                 ================================
     Transfer of stock options from principal shareholders to
        Company officer                                                                                $  530,000
                                                                                                     ============

Acquisition of Nanopierce:
     Fair value of assets acquired:
         Notes receivable                                                        $    43,000
         Deposits and other                                                            4,000
         Goodwill                                                                     53,000
                                                                                 -----------
     Liabilities assumed                                                         $   100,000
                                                                                 ===========

              See notes to the consolidated financial statements.

                    INTERCELL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED JUNE 30, 1998


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Intercell Corporation and its wholly-owned subsidiaries (the "Company"). All inter-company transactions have been eliminated.

    The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of and operating results for the periods presented. The consolidated financial statements should be read in conjunction with the September 30, 1997 audited financial statements of Intercell Corporation and the notes thereto. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results for the entire year ended September 30, 1998, or any future period.

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

    The Company adopted SFAS No. 128 Earnings Per Share during the current fiscal year. This statement replaces the presentation of primary earnings of loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS 128 did not result in a change to the previously presented EPS for the three and nine months ended June 30, 1998.

3.  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Effective June 6, 1997, the Company purchased 90% of the common stock outstanding of Sigma 7 Corporation for $550,000. In conjunction with the purchase, the Company acquired assets with a fair value of $4,316,000 and assumed liabilities and minority interests of $3,766,000.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement requires disclosure only and therefore will not impact the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

5.  YEAR 2000 CONVERSION

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

6.  CONVERTIBLE DEBENTURES

    In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000, of this total $750,000 is the Series A-1 debenture and $750,000 is the Series A-2 debenture. The convertible debentures were, at the time of issue, unsecured obligations of the Company.

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

    A beneficial conversion feature of $225,000, representing the "in the money portion" of the debentures at the date of issuance, was recognized as a discount on the debentures and an increase to additional paid in capital. The discount was amortized to interest expense.

    At the request of the Company, the Series A-2 debenture was accelerated to December 31, 1997. As consideration for the acceleration, the Company provided collateral to the debenture holders for the entire $1,500,000. The Company has assigned a first priority secured lien on the assets of Sigma 7, a first deed of trust on land held for sale in Arizona and an assignment of the $2,200,000 note from Intercell Technologies Corporation to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders. The Company issued 2,491,000 shares (of which 1,000,000 shares were issued to the debenture holders) of common stock for services rendered and in lieu of interest expense during nine months ended June 30, 1998, recognizing $225,000 in general and administrative expense.

7.  COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income consisting of certain items previously not included in the statements of operations including unrealized gains and losses among others. For the three and nine months ended June 30, 1998 and 1997, the Company had no items of comprehensive income.

8.  SEGMENT REPORTING

    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, was effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the manner in which public business enterprises report information about operating segments in interim financial reports issued to stockholders. As the FASB allows, the Company has not applied this standard in its interim financial statements for the year ending September 30, 1998.

9.  DISCONTINUED OPERATIONS

    In February 1998, the Company entered into a stock purchase agreement to sell, transfer, assign and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary California Tube Laboratory, Inc. to Jaymark Corporation, in exchange for $1,500,000 in cash, $500,000 in notes receivable and an escrow account of $200,000 (on September 16, 1998 Jaymark Corporation received a distribution from the escrow account in the amount of approximately $185,000). This has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated financial statements of operations for all periods presented. The Company recognized a loss on the sale of assets of approximately $300,000. The Company also recognized losses from discontinued operations as follows:

                                                                 Three months ending                     Nine months ending
                                                                       June 30,                               June 30,
                                                             --------------------------             ---------------------------
                                                                1998            1997                    1998             1997
                                                                ----            ----                    ----             ----
     Net sales                                                   $0           1,096,000              $1,583,000       3,498,000
     Cost of goods sold                                           0             985,000               1,589,000       2,604,000
                                                                 --           ---------               ---------       ---------
     Gross profit (Loss)                                          0             111,000                  (6,000)        894,000
     General and administrative expense                           0             145,000                 209,000         473,000
                                                                 --           ---------               ---------       ---------
     Income/(Loss) from operations                                0             (34,000)               (216,000)        421,000
     Other income                                                 0              21,000                   1,000          37,000
                                                                 --           ---------               ---------       ---------
     Income/(Loss) from discontinued operations                  $0          $  (13,000)             $ (215,000)     $  458,000
                                                                 ==           =========               =========       =========

In June of 1998 the Company discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA. The Company will seek protection under U.S. bankruptcy laws. Sigma 7 Corporation has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated financial statements of operations for all periods presented. At June 30, 1998, the assets of Sigma 7 consist of:

                         Accounts receivable       $ 58,000
                         Inventories                112,000
                         Other current assets        65,000
                                                    -------
                         Total current assets       235,000

                         Property and equipment     302,000
                                                    -------
                         Total                     $537,000
                                                    =======

The Company anticipates the assets of Sigma 7 will be realized, sold or otherwise liquidated in connection with the bankruptcy proceedings. At the current time, the Company believes that no significant gain or loss will be realized on the disposition of the Sigma 7 assets. The Company has recognized losses relating to this discontinued operation as follows:

                                                                 Three months ending                    Nine months ending
                                                                      June 30,                               June 30,
                                                              --------------------------             ---------------------------
                                                                1998            1997                    1998             1997
                                                                ----            ----                    ----             ----
     Net sales                                                $ 315,000       $ 448,000              $   669,000      $  448,000
     Cost of goods sold                                         639,000         347,000                1,471,000         347,000
                                                               --------         -------                ---------        --------
     Gross profit/(Loss)                                       (324,000)        101,000                 (802,000)        101,000
     General and administrative expense                         450,000         152,000                1,386,000         152,000
                                                               --------         -------               ----------        --------
     Income from operations                                    (774,000)        (51,000)              (2,188,000)        (51,000)
     Other expense                                               51,000               0                  167,000               0
                                                               --------         -------               ----------        --------
     Loss from discontinued operations                        $(825,000)      $ (51,000)             $(2,355,000)     $  (51,000)
                                                               ========         =======               ==========        =========


In April 1998, the Company entered into a stock purchase agreement to sell 100 shares of common stock of Cellular Magnetics, Inc., a subsidiary of Intercell Corporation, representing 100% ownership of the common stock of Cellular Magnetics, Inc., to individuals in exchange for $700,000 in cash. This has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated financial statements of operations for all periods presented. The Company has recognized a gain on the sale of a subsidiary from its investment of approximately $544,000. The Company also recognized losses from discontinued operations as follows:

                                                  Three months ending       Nine months ending
                                                       June 30,                  June 30,
                                                  -------------------     ----------------------
                                                    1998     1997            1998        1997
                                                    ----     ----            ----        ----
           Net sales                                 $0   $ 434,000       $  814,000  $1,480,000
           Cost of goods sold                         0     318,000          639,000   1,039,000
                                                      -   ---------          -------  ----------
           Gross profit                               0     116,000          175,000     441,000
           General and administrative expense         0     174,000          901,000     448,000
                                                      -   ---------          -------  ----------
           Loss from operations                       0     (58,000)        (726,000)     (7,000)
           Other expense                              0       1,000          118,000      58,000
                                                      -   ---------          -------  ----------
           Loss from discontinued operations         $0   $ (59,000)       $(844,000) $  (65,000)
                                                    ====  ==========       ========== ===========

     The Company has not recognized any income tax benefit related to the losses from discontinued operations due to the uncertainty of the Company to produce any future net income.

10.  NANOPIERCE ACQUISITION

     In February 1998, Intercell Corporation transferred all of the intellectual property (which had an historical carrying value of zero) of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce (formerly Sunlight Systems, Inc.) for 7,250,000 restricted post split shares of common stock and 100 Series A, 8%, Voting, Convertible, Cumulative, Participating, Preferred shares of Nanopierce. The preferred shares are convertible to 7,250,000 restricted post split shares of Nanopierce Technologies, Inc.'s common stock. Intercell Corporation has approximately 74% controlling interest in Nanopierce on a fully diluted basis. This transaction was discussed in detail in Form 8-K dated February 26, 1998 and as disclosed in Form 8-K the historical financial statement of Sunlight Systems, Inc. were not included due to their insignificance. The unaudited results of operations on a pro forma basis as though Nanopierce had been acquired as of October 1, 1997 and October 1, 1996 are as follows:

                                             For the nine months ended June 30,
                                                  1998               1997
                                                  ----               ----
               Revenue                         $     1,000        $         0
               Net loss from operations        $(3,682,000)       $(5,941,000)
               Net loss                        $(7,228,000)       $(7,424,000)
               Net loss per share              $     (0.23)       $     (0.43)
                                              =============      =============

     From March 1, 1998 through June 30, 1998 Nanopierce issued 621,593 shares of its common stock in exchange for services valued at approximately $469,000 based on the quoted market price of the Nanopierce common stock at the date the services were performed. The shares were issued for the following services:

           Employees, compensation                      $175,000
           Third parties, investment related services    294,000
                                                        --------
                                                        $469,000
                                                        ========

     The $469,000 is recorded as general and administrative expense and as an increase to additional paid in capital.

11.  STOCKHOLDERS' EQUITY

     During the nine months ended June 30, 1998, the Company issued 1,975,000 shares of its common stock to debt holders in lieu of interest valued at approximately $185,000 and 516,000 shares of its common stock to third parties in exchange for investment management services, valued at approximately $40,000. The values were based on quoted market price of the Company's common stock at the date the services were performed.

12.  SUBSEQUENT EVENT

     In connection with the acquisition of Cellular Magnetics in September 1996, the Company provided a guarantee to the former shareholders of M.C. Davis that the 277,778 shares of the Company's restricted common stock issued at the time of the acquisition would have a value on October 8, 1998 of not less than $4.00 per share. During this period the value of the Company's stock declined and certain shareholders made demand on the Company to honor its guarantee. In November of 1998, the Company agreed to transfer 750,000 and 100,000 restricted common shares of its Nanopierce Technologies, Inc. common stock and 793,899 and 500,000 restricted shares of the Company's common stock respectively to certain of these shareholders.

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

     On February 6, 1998 the Company entered into a stock purchase agreement to sell, transfer, and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary California Tube Laboratory, Inc. to Jaymark Corporation, in exchange for $1,500,000 in cash, $500,000 in notes receivable and an escrow cash amount of $200,000.

The company recognized a loss from discontinued operations of approximately $215,000 for the nine months ended June 30, 1998, based on the disposition. The Company also recognized a loss on the sale of a subsidiary of approximately $300,000.

     On February 26, 1998 Intercell Corporation transferred all of the intellectual property (which had an historical carrying value of zero) of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc. for 7,250,000 shares of common stock of Nanopierce and 100 Series A 8% Voting, Convertible, Cumulative, Participating, Preferred shares of Nanopierce. The 100 preferred shares are convertible into 7,250,000 shares of common stock. Intercell Corporation owns approximately 60% of the outstanding common stock of Nanopierce Technologies, Inc. and approximately 74% of the common stock on a diluted basis, considering the voting and conversion rights of the Series A preferred stock.

     Intercell Corporation discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA, on June 5, 1998. The market for the Sigma 7 Corporation's main product line of memory modules experienced significant price erosion on a worldwide basis. The Company did not have the capitalization to continue and intends to seek protection under U.S. bankruptcy laws. The Company recognized a loss from discontinued operations of approximately $825,000 for the three months ended June 30, 1998 and $2,355,000 for the nine months ended June 30, 1998.

     On April 9, 1998, the Company entered into a stock purchase agreement to sell 100 shares or 100% of the common stock of Cellular Magnetics, Inc., a wholly owned subsidiary of Intercell Technologies Corporation to individuals for $700,000 in cash. The Company held a secured interest in Cellular Magnetics, Inc. due to the default on promissory notes totaling $2,575,000 from Intercell Technologies Corporation to the Company. As soon as Intercell Technologies Corporation announced that it would default on the notes payable to the Company, the Company undertook steps to protect is secured interest, including the peaceable repossession and foreclosure of the primary asset, Cellular Magnetics, Inc. The Company used the proceeds of the sale of Cellular Magnetics, Inc. to pay down $700,000 of the outstanding balance due on the convertible debentures. The Company recognized a gain on the sale of a subsidiary of approximately $544,000 and recognized a loss on discontinued operations of $844,000 for the nine months ended June 30, 1998.

     The Company is currently engaged in the design, development and licensing of products using its patented Particle Interconnect Technology, through its majority owned subsidiary Nanopierce Technologies, Inc.

     In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000 of this total, $750,000 is the Series A-1 debenture and $750,000 is the Series A-2 debenture. The convertible debentures were, at the time of issue, unsecured obligations of the Company.

     The $750,000 Series A-1 debenture requires quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75. In connection with the convertible debt, three warrants were issued, each entitling the holder to purchase 200,000 shares of common stock for $0.17, $0.50, and $1.00 respectively. The warrants expire three years from the date of issuance. The portion of the proceeds of the Series A-1 debenture allocable to the warrants was $15,000.

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

     At the request of the Company, purchase and payment for the Series A-2 debenture was accelerated to December 31, 1997. As consideration for the acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The Company assigned a first priority secured lien on the assets of Sigma 7 Corporation, a first deed of trust on property held for resale in Arizona and a $2,200,000 note from Intercell Technologies Corporation to the Company. In connection with the placement of the convertible debentures, the Company paid a $180,000 commission to a third-party investment banker and issued the investment banker warrants to purchase 200,000 shares of common stock at an exercise price of $0.15 per share. The warrants were valued at $10,000. The $180,000 and $10,000 have been included in general and administrative expense. The Company also issued 2,491,000 shares (of which 1,000,000 shares were issued to the debenture holders) of common stock for services rendered and in lieu of interest expense during the nine months ended June 30, 1998 recognizing $225,000 in general and administrative expense.

REVENUES

     The Company had no revenue from continuing operations for the nine months ended June 30, 1997 or 1998.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased to $0 in the first nine months of fiscal 1998 compared to $1,416,000 in the first nine months of 1997. For the third quarter of 1998 the Company had no research and development costs compared to $340,000 for the third quarter of 1997. The decrease was primarily attributable to the suspension of the research and development activities associated with the Company's Particle Interconnect Technology. Research and development costs relating to the Particle Interconnect Technology were reduced from $1,416,000 in 1997 to $0 in 1998. The Company has changed its focus from creating a manufacturing process and facility to licensing its technology to companies that already have a manufacturing process in place.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by 66% to $596,000 in the third quarter of the 1998 fiscal year compared to $1,756,000 in the third quarter of fiscal 1997. For the nine months ended June 30, 1998 general and administrative expenses decreased by 26% to

$3,347,000 compared to $4,497,000 in the nine months ended June 30, 1997. This decrease was primarily attributable to the reduction of administrative and labor costs associated with its Particle Interconnect Technology and a reduction in professional fees at the Company.

OTHER INCOME/EXPENSE

     The Company earned $129,000 in interest income and other income in the first nine months of the 1998 fiscal year compared to $218,000 for the first nine months in 1997,while incurring interest and other expenses of $329,000 and $0 respectively.

INCOME TAXES

     As of June 30, 1998 the Company had a net operating loss carryover for federal and California income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company, as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditor's report on Intercell Corporation's financial statements for the year ended September 30, 1997 included a "going concern" paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken several steps regarding future operations including the following. In February and April 1998, the Company sold its interest in California Tube Laboratory, Inc. and A.C. Magnetics, Inc. to raise additional capital for ongoing operations. The Company received $1,500,000 in cash, $500,000 in a note receivable and $200,000 in escrow for the sale of California Tube Laboratory, Inc. The Company received $700,000 in cash for the sale of A.C. Magnetics, Inc. which, it used to pay down its debt on the convertible debenture.

     The Company has also discontinued operations at Sigma 7 Corporation and Particle Interconnect Corporation during June 1998 and will seek protection under the U.S. bankruptcy laws for Sigma 7 Corporation. The intellectual property rights to the Particle Interconnect Technology have been transferred to Nanopierce Technologies, Inc. resulting in an approximate 74% ownership of that company on a diluted basis. In July 1998, Nanopierce Technologies, Inc. secured a two-year credit facility to finance its ongoing operations. This agreement was to supply Nanopierce with $1,500,000 in capital during the next twelve months with up to a total of $8,500,000 over a 24-month period. As of November 15, 1998, Nanopierce has received $750,000 under the original agreement. The agreement has been amended to allow Nanopierce to assign the remaining commitment to other parties. The Company is still qualifying investors for additional financing. There is no assurance, however, that Nanopierce will be able to find an additional investor which could impair its ongoing operations due to capital requirements. Intercell Corporation has reduced its costs to a bare minimum and is currently seeking its own financing.

     During the nine months ended June 30, 1997 the Company's cash and cash equivalents increased by $30,000. This increase was due primarily to proceeds from the issuance of $1,500,000 in convertible debentures in December 1997, the sale of California Tube Laboratory, Inc. and the sale of A.C. Magnetics, Inc. A portion of these proceeds was used to pay off debts at Sigma 7 Corporation and of the Company.

     In the 1998 fiscal year, the Company intends to make capital expenditures of approximately $250,000 if additional financing can be raised for Nanopierce Technologies, Inc. These expenditures will provide for an office and application engineering facility. In the first nine months of fiscal 1998 the Company had no capital expenditures.

     The Company believes that if a substitute investor can be found to complete the entire credit facility of Nanopierce Technologies, Inc., adequate funding is available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce Technologies, Inc. products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the Company's belief that it will be successful in entering into a licensing, joint venture, co-manufacturing or other similar arrangement with connector manufacturers using the Nanopierce technology. The failure to secure such a relationship could result in the Company requiring substantial additional capital and resources to bring Nanopierce products to market.

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

     In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 132, Employer's disclosures about Pensions and Other Postretirement Benefits. This statement requires disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

                          PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     The Company made the following unregistered sales of its securities from April 1, 1998 through June 30, 1998.

                        TITLE OF
     DATE OF SALE       SECURITIES            AMOUNT      CONSIDERATION     PURCHASER
     5/8/98             Common Stock         250,000     Settlement       Mason Tarkeshian
     6/1/98             Option to Purchase   150,000     Employment       Kristi J. Kampmann
                          Common Stock @
                          $0.05 per share



     EXEMPTION FROM REGISTRATION CLAIMED.

     This sale by the Company of its unregistered securities was made in reliance upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. The individuals listed above that purchased the unregistered securities are known to the Company and management, through pre-existing business relationships, as a long standing business associate, friend, employee, relative or member of the immediate family of management. The purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

          Exhibit 11:  Statement of Computation of Earnings Per Share
          Exhibit 27:  Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERCELL CORPORATION
                                   (Registrant)


Date:  November ___, 1998          By /s/ Paul Metzinger
                                     -------------------
                                   Paul Metzinger, President and Chief Executive
                                   Officer


Date:  November ___, 1998          By /s/ Thomas Vander Stel
                                     -----------------------
                                   Thomas Vander Stel, Secretary and Chief
                                   Financial Officer

                               LIST OF EXHIBITS

Exhibit 11:    Statement of computation of earnings per share
Exhibit 27:    Financial Data Schedule