Form 10KSB
period 1998-09-30
INTERCELL CORP
filed 1999-07-27
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

               INTERCELL CORPORATION
               ---------------------
(Exact name of registrant as specified in its charter)

            Colorado                                  84-0928627
-------------------------------        ---------------------------------------
(State of other jurisdiction of
 incorporation or organization)        (I.R.S. employer identification number)

                       370 Seventeenth Street, Suite 3580
                             Denver, Colorado 80202
               --------------------------------------------------
              (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

           (Title of Class)          Name of Each Exchange On Which Registered
     --------------------------      -----------------------------------------
     Common Stock, No Par Value                      NASDAQ:BB









     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
         ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the close of trading on July 13, 1999, there were 53,270,351 common shares outstanding, 51,851,011 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on July 13, 1999, was approximately $1,555,530.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)     Form 10-K for the year ended September 30, 1997.
(2)     Form 10 QSB for the quarter ended December 31, 1997.
(3)     Form 8-K, dated February 6, 1998.
(4)     Form 8-K, dated February 26, 1998.
(5)     Form 8-K, dated April 8, 1998.
(6)     Form 10 QSB for quarter ended March 31, 1998.
(7)     Form 10 QSB for quarter ended June 30, 1998.

Transitional Small Business Disclosure     Yes  X     No  ___
                                               --

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

    From 1991 until the acquisition of Modern Industries, Inc., on July 7, 1995, (which subsequently changed its name to Energy Corporation ("Energy"), the Company was generally inactive and reported no operating revenues prior to the fiscal year ended December 31, 1994. During that time period, the Company considered various new business and investment opportunities involving, primarily, companies engaged in specialty lines of business in the wireless communications and electronic technology industries.

     ACQUISITION AND DISPOSITION OF CALIFORNIA TUBE LABORATORY, INC. ("CTL")

     Acquisition of CTL
     ------------------

     On July 7, 1995, the Company purchased all of the assets and liabilities of Energy. Energy's principal asset was its wholly owned subsidiary California Tube Laboratory, Inc. ("CTL").

     Disposition of CTL
     ------------------

     On February 6, 1998, the Company sold, transferred and delivered all of the issued and outstanding shares of the capital stock of its wholly-owned subsidiary, CTL to an unrelated third party, Jaymark, Inc., a California Corporation, ("Jaymark"), pursuant to the terms and conditions set forth in a Stock Purchase Agreement, between the Company, CTL and Jaymark and the additional agreements contemplated therein. As consideration for the CTL stock, rights and agreements conveyed by the Company to Jaymark, Jaymark delivered to the Company $1,500,000 in cash; including $200,000 placed in Escrow (on September 16, 1998 Jaymark Corporation received a distribution from the escrow of approximately $184,000) and delivered to the Company an unsecured promissory note in the principal sum of $500,000. The $500,000 unsecured promissory note was payable by Jaymark only if the Company completed all required environmental cleanup of the property which CTL formerly leased. The Company was obligated to the owner of the property to pay 75% of any expenses related to the clean up. After the sale, it was determined that the property required environmental cleanup and the Company engaged a consultant to assist it in these endeavors. The cleanup is estimated to cost between $350,000 to $450,000. It is expected that the cleanup will take at least two more years to complete. The Company, lacking the funds to pay its share of the anticipated expenses and facing the likelihood that it would spend almost as much as the note receivable from Jaymark, agreed with the owner of the property that if the owner of the property would pay all expenses and assume the liability for the cleanup, then the Company would assign all of its interest in the $500,000 note to her. On January 12, 1999 the Company assigned the Note to the owner of the property
Upon completion of the environmental cleanup the owner of the property will receive all of the proceeds from the note receivable. The Company recognized a loss of approximately $832,000 from the disposition of CTL, and a loss (income) from discontinued CTL operations of approximately $(215,000) and $156,000 in 1998 and 1997, respectively. (Such event was reported on Form 8-K, dated February 6,1998, incorporated by reference herein.)

     ACQUISITION OF ANTENNA TECHNOLOGY

     On November 15, 1995, the Company entered into an agreement with Arizona State University ("ASU") in connection with the development of a new form of cellular phone antenna with certain features designed to reduce potential health hazards that may be associated with electromagnetic signals and to increase transmittal reception and range of cellular telephones. The agreement required the Company to pay ASU a total amount of approximately $78,000. On June 5, 1996, Dr. El-Badawy El-Sharawy ("Dr. Sharawy"), a tenured professor of ASU, assigned to the Company, on a royalty-free basis, his entire right, title and interest in, and to improvements on his U.S. Patent application entitled "Dual Resonance Antenna with Portable Telephone Therewith" (the "Dual Resonance Application"), and any and all patent applications thereon for nominal consideration. The Company subsequently sold the rights to the Antenna technology to Intercell Technologies Corporation ("ITC") effective July 18, 1997.

     ACQUISITION AND DISPOSITION OF-
     PARTICLE INTERCONNECT CORPORATION ("PI CORP")

     Acquisition PI Corp.
     --------------------

     On September 3, 1996 the Company completed the merger (the "PI Merger") of Particle Interconnect, Inc., a California corporation ("Particle California"), with and into the Company's wholly owned Colorado subsidiary, Particle Interconnect Corporation ("PI Corp."). The PI Merger resulted in PI Corp obtaining all of the properties, assets, liabilities and business operations of Particle California, including, certain intellectual properties consisting of, the entire right, title and interest in and to the improvements of seven United States patents and six patent applications involving the PI Technology and a Proprietary Electroplating Process ("PE Process"). In exchange for the PI Technology and the PE Process, the Company issued 1,400,000 shares of Common Stock to the shareholders of Particle California in a transaction not involving a public offering. The PI Merger was accounted for as an immaterial pooling-of-interest. In connection with a change in business strategy and objectives which occurred in September 1997, PI Corp determined that certain leasehold improvements, manufacturing equipment, raw materials and office furniture and equipment were no longer necessary to achieve its objectives and, accordingly, such leasehold improvements, manufacturing equipment, raw materials and office furniture and equipment were either abandoned or sold between September 19, 1997 and October 3, 1997 to non-affiliated parties for approximately $50,000 which resulted in a loss on abandonment of assets of approximately $801,000 in 1997.

     Disposition of Particle Interconnect Technology
     -----------------------------------------------

     On February 26, 1998, the Company caused PI Corp, the owner of the PI Technology and the PE Process to transfer all such properties to Nanopierce Technologies, Inc. ("Nanopierce"), a Nevada corporation. At the time of the acquisition the Company acquired a 74% equity interest in Nanopierce, based on the then issued and outstanding common shares. In substance, the Company acquired 7,250,000 common shares of Nanopierce Technologies, Inc. and 100 Series A Convertible, Participating, Cumulative, Convertible Preferred Shares, convertible at $0.3250 per share into an additional 7,250,000 shares. (This event was reported on Form 8-K, dated February 26, 1998, which is incorporated herein by reference.)

    ACQUISITION OF CELLULAR MAGNETICS, INC. AND SUBSEQUENT DISPOSITION OF IT AND THE ANTENNA TECHNOLOGY TO INTERCELL TECHNOLOGIES CORPORATION

     Acquisition of Cellular Magnetics
     ---------------------------------

     Effective September 30, 1996, the Company, through its wholly owned subsidiary Cellular Magnetics, Inc. ("Cellular Magnetics"), an Arizona corporation, acquired AC Magnetics, Inc., d/b/a M.C. Davis Company ("M.C. Davis"), an Arizona corporation, for an aggregate purchase price of $1,800,000, comprised of a cash payment equal to $800,000 and issuance of 277,778 shares of the Company's restricted common stock at a fair market value of approximately $3.60 per share. M.C. Davis was acquired by the Company to provide industrial engineering and production capabilities for the Antenna Technology.

     Previously on March 13, 1996, Arizcan Properties, Ltd., a wholly owned subsidiary of the Company ("Arizcan"), entered into an agreement with a group, including certain minority shareholders of the Company, to acquire a 94-acre development property located in Pinal County, Arizona for a total purchase price of $1,424,362. This transaction was completed on June 18, 1996. As consideration, the Company issued 400,000 shares of restricted common stock at a fair value of $2.50 per share, and made cash payments of $57,000. In addition, Arizcan assumed first and second mortgages on the property totaling $367,000. The Company acquired this property for the purpose of constructing a manufacturing facility for the products developed under the Antenna Technology. Due to the Company's acquisition of M.C. Davis in 1996, this property was no longer required for manufacturing purposes and it is currently being held for sale. In December 1997, the Company granted a First Deed Trust on this property to secure re-payment of the Debentures issued to the Augustine Fund as described below.

     Based on subsequent evaluations of the Antenna Technology by the Company and the review of the Antenna technology by an independent investment banking company, the Company determined that it was in the Company's best interest to divest itself of the proposed design, development and production of the Antenna Systems conducted by its wholly owned subsidiary Intercell Wireless Corporation ("Intercell Wireless"), as well as the manufacture of miniature and non-miniature coils, transformers and other electronic assemblies conducted by its wholly owned subsidiary Cellular Magnetics.

     Disposition of Cellular Magnetics and Antenna Technology
     --------------------------------------------------------

     On July 18, 1997, the Company sold all of its right, title and interest in the Antenna Technology and its wholly owned subsidiaries, Cellular Magnetics and Intercell Wireless (the "Antenna Transaction") to ITC, a Colorado corporation, of which Terry W. Neild and Lou L. Ross owned a controlling interest at the time. At the time the transaction was proposed, Mr. Neild was a director and Executive Vice President of the Company and Mr. Ross was a consultant to the Company. As consideration for the sale, the Company received 6,269,226 shares of ITC common stock, 1,100,000 shares of the Company's common stock, warrants to acquire 500,000 shares of ITC at $2.00 per share, and 500,000 shares at $3.00 per share expiring July 18, 2000, a royalty agreement for sales of products using the antenna technology, a secured promissory note in the amount of $2,200,000, bearing interest at 10% due May 1, 2007, and an unsecured promissory note for $375,000 bearing 10% interest due November 30, 1997. The total consideration received was valued at approximately $2,300,000. As a result of uncertainties with respect to realization of the consideration received, no gain was recorded. (This transaction was reported on Form 8-K, dated July 18, 1997.)

     FAILURE OF ITC AND FORECLOSURE BY COMPANY ON ITS SECURED INTEREST IN CELLULAR MAGNETICS, INC.

     In November 1997, ITC advised the Company that it would be delinquent in the payment of certain obligations owed to the Company and that it was unlikely that it would be able to make any payments when due on the Secured Corporate Promissory Note of ITC in the amount of $2,200,000, due 2007, and the unsecured corporate promissory note in the amount of $375,000 due November 30, 1997. Further, in January 1998, ITC advised the Company that it would default on all obligations owed to the Company. The Company undertook immediate steps to protect its secured interest including the repossession and foreclosure of the primary asset of Cellular Magnetics. On April 9, 1998, the Company sold Cellular Magnetics to its former owners for $700,000. (This transaction was reported on Form 10QSB for the quarter ended June 30, 1998.) This amount was used to reduce certain obligations owed to the Augustine Fund, LLC. (See "December 1997 Augustine Debenture Financing") This has been accounted for as discontinued operations and the results of operations have been excluded from continuing operations in the consolidated financial statements for all periods presented. The Company recognized a gain on the sale of subsidiaries of approximately $544,000 and losses from discontinued operations for the years ended September 30, 1998 and 1997 of $844,000 and $450,000, respectively.

     In addition, the Company undertook extensive efforts to determine the value of the Antenna Technology. Numerous contacts were made with knowledgeable persons in the industry to determine the value, as well as to enter into a development agreement, joint ventures or sale of the technology for the benefit of the Company. Notwithstanding such efforts, and the willingness of the Company to negotiate terms extremely favorable to outside financially capable development partners to induce them to develop the antenna technology, all such efforts proved futile. The technology was determined to essentially have very little technical value, required significant lead-time to commercially develop profitable applications and lacked market appeal for those in the industry. Consequently, all further efforts to develop or realize any commercial value on the technology for the Company were abandoned. The company recognized a loss of $900,000 in 1998 due to impairment concerns associated with ITC's ability to repay the Company.

     ACQUISITION AND SUBSEQUENT CESSATION OF OPERATIONS OF SIGMA 7 CORPORATION

     Acquisition of Sigma 7 Corporation
     ----------------------------------

     On June 6, 1997, the Company acquired 4,500,000 shares of Sigma 7 Corporation ("Sigma") common stock in exchange for the payment of $550,000 for the shares and for providing approximately $1,985,000 in additional financing, consisting primarily of secured loans and standby letters of credit. The funds were used for inventory purchases, standby letters of credit to a major memory manufacturer, payment of obligations, the settlement of litigation, working capital and the redemption of preferred stock from two individuals holding such preferred stock. As a result of the transaction, the Company acquired approximately 90% of the 5,000,000 issued and outstanding common shares of Sigma. In addition, on September 30, 1997, the Company issued 1,085 shares of a new class of its Series D Preferred Stock (the "Preferred Series"), to the holders of certain preferred shares of BMI Acquisition Group, Inc. ("BMI"), to eliminate such preferred shares of BMI, the wholly owned subsidiary of Sigma. For the purposes of this exchange, the Series D Preferred Stock was valued at $2,500 per share. The transaction was accounted for as a purchase. (The acquisition of Sigma was reported on Form 8-K, dated May 28, 1997 and by a subsequent Form 8-KA-1 Amendment, dated September 23, 1997.)

     Discontinued Operations of Sigma 7 Corporation
     ----------------------------------------------

     On June 5, 1998 the Company discontinued all operations of Sigma. Due to the cancellation of financing for reasons completely unrelated to the operations of Sigma and the significant price erosion on a worldwide basis for memory modules, Sigma did not have the capitalization to continue. On December 31, 1998, Sigma filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code. The Company recognized losses from discontinued operations of approximately $2,947,000 and $7,096,000 for the years ended September 30, 1998 and 1997, respectively. (This discontinuation of operations of Sigma was first reported on Form 10-QSB for the quarter ended March 31, 1998. Forms 10-QSB for the Quarters ended March 31, 1998, dated October 31, 1998 and June 30, 1998, dated November 20, 1998 are hereby incorporated by reference.)

     DECEMBER 1997 $1,500,000 AUGUSTINE DEBENTURE FINANCING

     In December 1997, the Company issued convertible debentures and attached warrants to The Augustine Fund, LLC for $1,500,000 ("Debenture Offering").
This funding was used for general working capital for the Company, advances to Sigma to continue the operations of Sigma and to otherwise reduce current obligations of the Company. A subsequent restructuring of the Debenture Offering required the Company to provide certain security for the financing, including pledging 1,000,000 shares of its ownership of Nanopierce, delivering a First Deed of Trust on certain land in Arizona owned by the Company and assigning its First Perfected Security Lien on all the assets and proceeds therefrom of Sigma to the Augustine Fund. (This financing was reported in Form 10-QSB for the quarter ended December 31, 1997 and filed September 17, 1998.) During 1998, the Augustine Fund, LLC advanced additional loans of $421,373 to the Company, bringing the total principal amount owed to the Augustine Fund to approximately $1,921,373 plus accrued interest on the debentures and the additional loans and expenses of approximately $31,691. When the Company discontinued operations at Sigma it proceeded to liquidate the assets and pay the proceeds to governmental taxing authorities, toward liquidation expenses and to the Augustine Fund, LLC as the Secured Creditor.

     As previously mentioned, the Company also paid to the Augustine Fund $700,000 realized from the sale of Cellular Magnetics to its former owners.

      MISCELLANEOUS TRANSACTIONS.

     (a) Tooley/Putnam Transaction. In connection with the acquisition of Cellular Magnetics in September 1996, the Company provided a guarantee to the former shareholders of M.C. Davis, that the 277,778 shares of the Company's restricted common stock delivered to them would have a value on October 8, 1998 of not less than $4.00 per share. Due to the severe decline in the price of the Company's common stock at that date, the shares held by such shareholders did not have that value. Certain shareholders made demand upon the Company to honor its guarantee. After lengthy negotiations, and in an effort to prevent litigation and excessive dilution to the Company's outstanding common stock, on October 8, 1998, the Company agreed to transfer 750,000 restricted common shares of its Nanopierce Technologies, Inc. common stock to the Jerry W. and June
            E. Tooley Trust and 100,000 shares to David Putnam. The Company further agreed to cause its subsidiary, Nanopierce to register such shares in a registration statement filed by Nanopierce. The Registration Statement was declared effective January 11, 1999. In addition, the Company agreed to issue to Jerry W. and June Tooley Trust, 793,899 restricted shares of the Company's common stock and 500,000 common shares of its restricted common stock to David Putnam. These transactions closed in November 1998.

      (b) William Scott Agreement. After the Company's acquisition of Sigma, in June of 1997, Sigma conducted a private placement of its common stock and related warrants through William Scott and Company, LLC ("William Scott and Company") a registered a broker-dealer. A total of $1,700,000 was raised pursuant to such private placement. As a result of the Company's decision to discontinue operations of Sigma in June 1998, the Company as the controlling parent corporation of Sigma was advised by William Scott and Company that Sigma, the Company and William Scott and Company faced a substantial likelihood of litigation in connection with the loss incurred by the Sigma investors. After lengthy negotiations and in an effort to avoid litigation, the Company agreed to place in escrow 750,000 of its shares of Nanopierce, to be held for the benefit of the Sigma investors. The Company entered into an agreement, dated September 1, 1998 with William Scott and Company, as Escrow Agent to sell up to 750,000 shares in an orderly fashion in order to utilize the proceeds therefrom to pay the Sigma investors. The 750,000 were included in a Registration Statement filed by Nanopierce, which was declared effective January 11, 1999. The Agreement provides that no sale of shares may be made is below $2.00 per share and the volume of sales cannot exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction. Any shares not required to be sold to return such funds will be returned to the Company. The Company is not required to provide any further shares of Nanopierce or any other consideration in the event the sale of these shares is insufficient to repay all the obligations.

     Since the Company sold its former subsidiary CTL; sold the Antenna Technology; discontinued the operations of Sigma; sold Cellular Magnetics, which was pledged as collateral for the $2,200,000 note due to the Company from ITC; and transferred the intellectual property relating to the PI Technology of PI Corp. to Nanopierce, these events are of historical interest only and are no longer representative of the Company's current or future business activities. Consequently, persons interested in obtaining such historical information should consult the prior filings of the Company; which have been incorporated herein by reference.

     As a result of these activities, the Company is engaged in only one line of business through its subsidiary Nanopierce.

     NANOPIERCE TECHNOLOGIES, INC. - PARTICLE INTERCONNECT TECHNOLOGY

     Nanopierce is pursing a new line of business involving the development and licensing of the PI Technology and the PE Process. The PI Technology utilizes eleven patents and seven patent applications owned by Nanopierce to bond and join metal surfaces to enhance electrical conductivity. Nanopierce's core product is the application of the PI Technology in the formation of a wide and varied range of highly efficient connectors. The PI Technology utilizes a processed diamond particle treated with a conductive material (such as nickel) which is affixed to a foundation in the final product as a socket, connector or conductor. The PE Process broadens the application of the PI Technology by making it possible to apply the diamond particles to many different bases, whether flexible, rigid metallic or non-metallic.

     Nanopierce plans to market the PI Technology and products using the PI Technology through two different but concurrent marketing efforts. The first part of its marketing strategy involves the generation of revenues through forming of joint ventures or strategic relationships with, or by licensing the PI Technology to, established leading manufacturers. The second part of the strategy involves the sales of products utilizing or incorporating the PI Technology through joint ventures with small volume users of the technology. Eventually, if warranted, Nanopierce may undertake direct marketing of products utilizing the PI Technology. The development of applications utilizing the PI Technology presents a long-range opportunity for Nanopierce to maximize the commercialization of its technology.

     ELECTRONICS INDUSTRY TRENDS

     Over the past decade, consumers and original equipment manufacturers ("OEMs") have demanded electronic products that provide a significant increase in performance accompanied by reduced size, weight and cost. These factors have forced manufacturers to produce small, lighter and higher performing components while reducing their production costs in order to remain competitive. New developments in printed circuit boards (including flexible circuitry), integrated circuits, integrated circuit packaging techniques, and new forms of interconnect assemblies for connecting the various electronic components have contributed to the ability of electronic system manufacturers to accomplish these objectives.

     As these products have decreased in size and increased in complexity, conventional techniques of connecting their components together have become inadequate. The conventional methods of interconnecting electronic components in a rematable (socket-able) fashion are limited by the miniaturization that the electronic components can tolerate. The interconnect industry that serves the personal computer, automotive, communication and select consumer industries is aggressively pursuing technologies that will allow it to move to the next level of performance and size.

     INTEGRATED CIRCUITS

     Nanopierce believes that market trends in integrated circuit packaging will lead to increased demand for emerging high density bases. Integrated circuits historically have been packaged by bonding the silicon die to an interconnect base and connecting the silicon die to a lead frame using very fine wires. As integrated circuits become increasingly powerful, they require a significantly greater number of input/output ("I/O") electrical connections to attach the silicon die, thus producing more heat and placing substantially greater challenges on the integrated circuit interconnect methods. For instance, a typical integrated circuit six years ago required up to approximately 80 I/O connections to the silicon die, whereas today typical integrated circuits require up to approximately 300 I/O connections. Market demands are currently forcing certain ICs toward 1,000 I/O connections. Further IC packaging demands arise when multiple silicon dies are placed into one powerful package, known as a "Multi Chip Module". The Company believes, based on interviews and contact with industry leaders and experts, that the PI Technology has the potential to solve this miniaturization problem.

     CURRENT TECHNOLOGY

     "Wiping action technology" is still the prevailing means for interconnecting electronic components. Wiping action interconnect technology (for example, sockets, plugs and needle pins) forms a temporary electrical interconnect and thus readily allows the remating of various components and assemblies (for example, when replacing or upgrading a memory module in a personal computer). One problem with using such technology is that it is subject to the persistent formation of oxidation, a non-conductive material (for example, rust), along the contacting surfaces, which increases contact resistance and poor or intermittent connections. In time, the oxidation builds up, hastening connection failure and thus equipment failure.

     Wiping action technology is only available in the form of certain connectors and sockets. These devices usually provide a contact surface formed from a limited range of special metals, alloys and other expensive materials suitable for maintaining a sliding connection. The devices themselves often have interfering and dissimilar electrical properties due to their size and orientation on a circuit board, among others, and this tends to degrade signal propagation (the time it takes a signal to traverse a given distance) through the interconnect by introducing resistive components in the signal path. This becomes especially critical at very high frequency operation levels.

     Wiping action technology provides connections that produce excessive and unwanted wear and heat, and therefore contribute to equipment failure while wasting energy. The wiper mechanism, as in the case of a socket, requires significant space on a circuit board. Consequently, potential circuit operating speeds are degraded due to propagation delays. The evolution of electronic technology is constrained by the limitations wiper interconnects impose upon a designer.

     Additionally, wiper interconnects are unreliable in punishing environments such as those in which a laptop computer is used. Wiper connections are subject to shock, intense vibration, temperature extremes, and/or high levels of contamination, which tend to induce disruption in the continuity of connection made at a wiper interconnect. Wiper interconnects are mechanical devices, and as such they corrode and are subject to wear. Thus, they have a limited useful and reliable life.

     LIMITATIONS OF CURRENT TECHNOLOGY

     Because interconnect technology has not kept pace with micro-miniaturization in the electronics industry, component packages and the connectors used to form an electrical and/or mechanical interface between various components and assemblies in electronic products have become one of the most expensive portions of such products. Component packages, connectors, sockets, plugs and the like are also the bulkiest and heaviest portion of these products. Conventional interconnect technology complicates the electronic equipment design and manufacturing processes by introducing special considerations into such processes with regard to component placement, heat generation, power loss, and signal propagation delay. These considerations have an adverse impact on the potential gains in performance being realized by new and emerging technologies.

     Nanopierce and others in the industry are aware of the physical constraints imposed upon the development of new products using existing technologies. The problem is simple to identify and define, but difficult to solve. As integrated circuit packages increase in I/O count and complexity while maintaining a constant or decreased physical size, a problem arises in accommodating this complexity in a reliable, technically efficient fashion. Whether the package is connected to the device via solder, adhesive or socket, the connection process as I/O counts increase becomes difficult to achieve.

     Designers of rematable connections, however, find this issue especially troubling. As I/O counts rise, the amount of force or pressure-to-interface also increases. A conventional contact technology like gold-to-gold wiping connection uses approximately 40 grams of force per contact. When integrated circuit packages had I/O counts of 100, this force was easy to accommodate, but as I/O counts move toward 1,000 and beyond, current contact technologies are inadequate. For example, at 40 grams per contact, a 1,000 I/O Ball Grid Array socket must effectively accommodate 40 kg of force, equivalent to half the weight of an average man.

     Requiring a printed circuit board, barely 3.5 cm on each side, to support half the weight of a man is unreasonable, even with today's excellent materials technology. Such pressure, concentrated in a small space, which is almost always re-heated, is very likely to fail because of printed circuit board warp, package warp or outright physical failure. This difficulty, when coupled with increasing intolerance from the market to pay premium prices, presents today's socket manufacturer with the challenging task of creating a socket that can: (i) accommodate very high I/O count devices; (ii) receive high speed devices without degrading their performance (i.e., a short versus long circuit path); and (iii) be produced for a relatively low cost.

     NANOPIERCE'S SOLUTION

     Nanopierce believes that its PI Technology has the potential to provide a cost effective solution to solving this industry-wide problem. As discussed below, Nanopierce believes the PI Technology can establish reliable, rematable connections at only 10 grams of force. This means that only 10 kg versus 40 to 80 kg of force is required to interconnect a 1,000 I/O integrated circuit socket with the underlying printed circuit board base. Nanopierce believes this reduction in force may enable manufacturers to connect complex integrated circuits to products through the next several generations of electronics without the high cost of associated mechanical solutions.

     Additionally, the connection pathway provided using the PI Technology is exceptionally short and has very low resistance. These features will allow the connection of very high speed integrated circuits more reliably than conventional techniques and without degrading their performance as conventional techniques sometimes do. Moreover, the Company believes that the PI Technology can be applied using its PE Process at a low cost.

     THE PI TECHNOLOGY

     The PI Technology begins with metallized, treated diamond particles, which have been closely screened to a specified size. The particles are tightly classified in sizes ranging from 5 microns to 125 microns, depending upon the end-product application. These electrically conductive diamond particles are attached onto contact sites using standard electroplating processes. The embedded particles create a surface with many points that provide numerous parallel electrical paths by penetrating through an oxide without requiring the wiping action of conventional contacts. The Company believes that its non-wiping action, oxide penetrating PI Technology is capable of penetrating surface contamination and oils to create an effective and reliable electrical contact.

     The diamond particles concentrate the otherwise "wiping" insertion force required by a conventional contact into a very small area or point. This gives the diamond particle the force per square inch required to pierce oxides and other contaminants on most surfaces without requiring large amounts of force on the connector contact. Reliable, hermetic connections can be made with PI Technology with as little as 10 grams of force per contact. This low-level of force is sufficient to drive the particles into the mating surface (for example an I/O pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do insignificant damage to the mating surface. This provides very long remate life with very little degradation of the connection. Because there is no wiping action, contact coatings stay substantially intact.

     Through the PE Process, these particles can be applied to many different bases flexible, rigid, metallic and non-metallic. This wide range of bases, coupled with the low contact force, gives the PI Technology the capability to make reliable connectors out of materials that could collapse it subjected to the normally required contact forces.

     SALES AND MARKETING STRATEGY

     Nanopierce intends to adopt and implement a two-part approach to the commercial exploitation of its PI Technology. The first part of its strategy involves the generation of royalty revenues through forming strategic relationships with, or licensing the PI Technology to, established leaders in the industries in which Nanopierce plans to compete. Nanopierce believes that the licensing of its technology to major industry partners will provide for faster implementation and adoption of the PI Technology and will help establish "brand" recognition for the PI Technology.

     In each industry in which Nanopierce decides to compete, Nanopierce will attempt to select market leaders that exhibit several key characteristics such as: (i) significant market share and strong distribution channels; (ii) manufacturing competencies that compliment those of Nanopierce; (iii) a corporate culture that allows them to quickly respond to new technologies; and
(iv) sufficient capital and sales strength.

     The second part of Nanopierce's strategy involves the sale of products utilizing or incorporating the PI Technology ("PI Products") by developing joint ventures with small volume users of the technology. These sales are anticipated to generate the earliest revenues for Nanopierce. In connection with the sale of the PI Products, Nanopierce plans to assist smaller-volume users and licensees act as agents, independent contractors or otherwise.

     The PI Technology has applications in several different industries where electrical connections and interconnections are made. Initially, Nanopierce has selected the electronic interconnect industry as the primary industry in which to license the PI Technology and the PE Process. The PI Technology has been in use in the connector industry for several years, mainly in test and burn-in socket applications by licensees of the PI Technology. There is a current demand in the connector industry for reliable Ball Grid Array and Land Grid Array production sockets as well as other forms of Z-axis interconnect, such as direct chip attachment and Multi-Chip Modules. Nanopierce believes the PI Technology answers these demands and offers immediate advantages for these products.

     Nanopierce believes that approximately 60% of the potential market for Z-axis interconnects exist outside the United States. Nanopierce believes that entering into a joint venture relationship with a leading connector manufacturer or a leading electronic technology OEM is the only practicable method of bringing the PI Technology to market, particularly the international market, given its current capital position. Nanopierce contemplates that a licensee or joint venture partner will provide Nanopierce access to the licensee's or partner's existing distribution channels and will assume a majority of the marketing and engineering costs for the relevant Z-axis package. Nanopierce will attempt to establish long-term strategic alliances with many of these industry leaders to continue developing and manufacturing new products incorporating the PI Technology. Nanopierce also intends to expand applications of PI Technology into the communications, computer, consumer electronics, commercial and transportation industries.

     Eventually, if warranted, Nanopierce may undertake direct marketing of PI Products. The development of applications utilizing the PI Technology presents a long-range opportunity for Nanopierce to maximize the commercialization of its technology.

     RESEARCH AND DEVELOPMENT

     To date, Nanopierce has not incurred any research and development expense and does not intend to incur any material research and development costs during the fiscal year ending June 30, 1999. Nanopierce hopes to avoid incurring substantial research and development cash requirements by entering into joint ventures for the development of future PI Products.

     COMPETITION

     Competition in the electronic connector market is fierce. The principal competitive factors are product quality, performance, price and service. While Nanopierce is unaware of any competitors using diamond as an interconnect material, Nanopierce and its licensees face competition from well-established firms with other interconnect technologies such as Shinetsu, Ferro Corporation, Deguyssa Corporation, Rockwell International and Lucent Technologies. However, most of these competitors apply their technologies to very narrow markets or applications and most have had only limited success in mass commercialization of their technologies.

     Nanopierce will face competition from the development of existing and future competing technologies. There currently exists approximately 28 different technologies that can be used to create similar interconnect solutions, including dendrite crystals, gold dot technology, anisotropic technology (technologies using materials that exhibit unequal responses to external stimuli), elastomerics (rubber-like synthetic materials) and Z-axis conductive adhesives. These technologies currently are produced by materials and chemical suppliers, flexible and rigid printed circuit board manufacturers, as well as electronics manufacturers who produce their own materials and interconnect systems. Many of these competitors have substantially greater financial and other resources than Nanopierce. Nanopierce believes that each existing technology currently has unacceptable limitations with regard to electrical/mechanical performance, manufacturability or cost as compared to the PI Technology. However, there are no assurances that Nanopierce or the PI Technology can successfully compete with current or future technologies.

     INTELLECTUAL PROPERTY

     Nanopierce will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the PI Technology and the PE Process. Nanopierce currently owns eleven U.S. patents (which expire from February 14, 2006 to October 15, 2013) and seven patent applications relating to the PI Technology.

     Prior to Nanopierce's acquisition of the PI Technology, the inventor of the PI Technology or companies controlled by him granted the following exclusive and nonexclusive licenses to pursue the patents and patent applications relating to the PI Technology: (i) an exclusive license to Exatron Automatic Test Equipment Inc. ("Exatron") for use in the field of sockets in the automated handling and testing of integrated circuits; (ii) an exclusive license to Micro Module Systems, Inc. for use in the field of certain Multi-Chip Module thin film bases, except attached or associated products including integrated circuits, socket, lids, heat sinks, housings and printed circuit boards; (iii) a non-exclusive license to Exatron in the filed of electrically conductive components; (iv) a non-exclusive license to Johnson-Matthey Semiconductor Packagings, Inc. for use in the field of laminate-based base products; (v) a non-exclusive license to Multiflex, Inc. for use in the filed of the laminate-based bases and metal bases; and (vi) a non-exclusive license to Myers Consulting, Inc. for use in the field of laminate-based bases, metal bases, and wafer or semi-conductor products. These licenses have indefinite terms and, provided certain conditions are met, can be terminated by either party by written notice. Nanopierce retains the right to exclude all other companies from using its patented technology without a license. Consequently, Nanopierce may license such other companies as it chooses, provided the licensees are consistent with the exclusive licenses previously granted and other licensing restrictions that may appear in the prior licenses.

     All but two of the foregoing license agreements have been idle since their acquisition by Nanopierce and therefore these agreements have not produced any royalty fees for Nanopierce. Royalties under the one active agreement are being held in an escrow account, and maintenance payments on one license are being held in a reserve account, outside of Nanopierce's control, until certain legal issues are resolved, which may affect royalty payments payable on all the licenses.

     There can be no assurance that patents will be issued from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad enough to protect Nanopierce's PI Technology. While Nanopierce intends to vigorously protect its intellectual property rights, there can be no assurance that nay patents held by Nanopierce will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to Nanopierce. Litigation may be necessary to enforce Nanopierce's patents, patent applications, trade secrets, licenses and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Nanopierce's business and results of operations regardless of the final outcome of the litigation. Despite Nanopierce's efforts to maintain and safeguard its proprietary rights, there can be no assurances that Nanopierce will be successful in doing so or that Nanopierce's competitors will not independently develop or patent technologies that are substantially equivalent or superior to Nanopierce's technologies.

     The semiconductor and interconnect industries are characterized by uncertain and conflicting intellectual property claims. Nanopierce has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing, although it does not believe that it is infringing any third party proprietary rights at this time. To the extent that it deems necessary, Nanopierce may license the right to use certain technology patented by others in certain products that it manufactures. There can be no assurance the Nanopierce will not in the future be notified that it is infringing other patent and/or intellectual property rights of third parties.
In the event of such infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to Nanopierce. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on Nanopierce's business. In any event, patent litigation is expensive, and Nanopierce's operating results could be materially adversely affected by any such litigation, regardless of its outcome.

     Nanopierce intends to protect it trade secrets and proprietary technology, in part, through confidentiality and non-competition agreements. There can be no assurance that these agreements will not be breached, that Nanopierce will have adequate remedies for any breach, or that Nanopierce's trade secrets, such as the PE Process, will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of Nanopierce's proprietary rights to the same extent as do the laws of the United States.

     GOVERNMENT REGULATION

     The various business operations of the Company, throughout fiscal year 1998 are subject to numerous federal, state and local laws and regulations, including those relating to the use and disposal of hazardous substances. Specifically, the discontinued operations of the Company's subsidiaries CTL, PI Corp. and Sigma involve the use and handling of environmentally hazardous substances.
The use of hazardous substances is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. Furthermore, amendments to statutes and regulations and the Company's expansion into new areas could require the Company to continually modify or alter methods of operations at costs, which could be substantial. The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations.

     Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal year ended September 30, 1998. The Company has become aware of certain ground water and soil contamination at the Santa Cruz facility formerly occupied by CTL. The company has engaged a consultant to determine the extent of the contamination and the cost to remediate. As previously discussed, the Company has made arrangements with the owner of the property to assume the liability and responsibility for the environmental cleanup of the property.

     EMPLOYEES

     As of September 30, 1998, the Company and its subsidiaries had 3 employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.     PROPERTIES

PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3580, Denver, Colorado 80202. The monthly lease payments are $2,026.

NANOPIERCE TECHNOLOGIES, INC.

     Nanopierce currently maintains its executive and administrative office in space provided by the Company, its majority shareholder. Nanopierce owns no real property. Nanopierce also has a small laboratory facility located at 770 Maroonglenn Court, Colorado Springs, Colorado 80906, which is the residence of Dr. Herbert J. Neuhaus, Executive Vice President and a Director of Nanopierce Technologies, Inc. Nanopierce uses such facility without any rental expense.

ITEM 3.     LEGAL PROCEEDINGS

     Louis DiFrancesco, the inventor of Nanopierce's technology filed a lawsuit on March 10, 1998 with the Superior Court of California, County of Santa Clara, Case No. CV772523, purportedly against the Company and other parties. Mr. DiFrancesco made numerous allegations purportedly against the Company, its employees, directors and officers and other affiliated companies and licensees. Pursuant to a stipulation among the parties, none of the defendants were required to file responsive pleadings until Mr. DiFranscesco's Complaint was amended or refiled. On December 24, 1998, DiFrancesco finally filed a First Amended and Supplemental Complaint against the Company, Nanopierce and Paul H. Metzinger. The Company filed responsive motions to dismiss or stay the claims arguing among other grounds that Mr. DiFrancesco was merely "forum shopping" and that the action was an attempt to retry the same matters which are the subject of litigation pending in the District Court in and for the City and County of Denver, Colorado and therefore should be dismissed or stayed by the court. The Court entered an order staying any further prosecution of the action in California pending the outcome of the Colorado litigation. The Company believes that the California action is without merit and intends to vigorously defend itself with respect to the matter alleged, if the lawsuit is further prosecuted.

     The Company filed suit against Mr. Louis DiFrancesco on October 5, 1998, with the District Court for the City and County of Denver, Colorado, to enjoin him from certain specified actions against the Company and the licensees and to confirm Nanopierce's ownership of its intellectual property rights. On October 19, 1998, the District Court for the City and County of Denver, Colorado issued a temporary restraining order prohibiting Mr. DiFrancesco from, among other things, claiming any ownership of Nanopierce's patents and claiming any rights to royalty payments under Nanopierce's licenses. On November 5, 1998, the District Court for the City and County of Denver, Colorado issued a preliminary injunction prohibiting Mr. DiFrancesco from: (i) contacting any actual or potential customer, licensee or investor of the Company or its related entities using the name "Particle Interconnect Research & Development" or any other name confusingly similar to the Company's trade name and trademark "Particle Interconnect"; (ii) contacting any actual or potential customer, licensee or investor of the Company or its related entities under the auspices that he represents, works for, or its associated with the Company; and (iii) making any statement to any actual or potential customer, licensee or investor of the Company or its related entities which directly or by implication asserts that
(a) he owns all or any portion of the patents or patent applications which he previously has assigned to the Company or (b) his consulting agreement with Particle Interconnect Corporation has not expired.

     On November 24, 1998, Mr. DiFrancesco filed an answer in the District Court for the City and County of Denver, Colorado, generally denying the allegations contained in the Company's complaint and asserting certain affirmative defenses. He also filed a Third Party Complaint against the Company, Nanopierce and Paul
H. Metzinger. The answer also asserts counterclaims against the Company, Intercell and Paul Metzinger, individually, for breach of contract, fraud in the inducement and legal malpractice and seeks rescission of the merger pursuant to which Particle Interconnect Corporation and seeks rescission of the merger pursuant to which Particle Interconnect Corporation (a subsidiary of Intercell) acquired the Particle Interconnect Technology and certain declaratory relief. The Company, Nanopierce and Mr. Metzinger filed answers denying all of the allegations contained in the DiFrancesco Complaint. In addition, they filed motions requiring DiFrancesco's counterclaims to be more definite and certain in their alleged claims against the Company, Nanopierce and Metzinger. The District Court ruled in favor of the motions and required DiFrancesco to submit amended counterclaims. DiFrancesco failed to timely file the amended Counterclaims by February 19, 1999 when due. DiFrancesco did eventually file amended counterclaims on April 5, 1999. The Company, Nanopierce and Metzinger filed motions to strike or dismiss the amended counterclaims for lacking the specificity required and because they were untimely filed. The Court denied this motion. The Company, Intercell and Metzinger filed Answers generally denying the allegations of the Third Party Complaint and the Counterclaims and, in turn, asserting affirmative defenses and Counterclaims against DiFrancesco. DiFrancesco has yet to answer the Counterclaims. The Court has scheduled the matter for trial setting.

     On July 1, 1998, the Company was served a summons and complaint naming it, its subsidiary, Sigma and others affiliated with the Company, by Classic Trading, Inc., a California corporation, with the Superior Court of the State California, Count of Orange, CV 796047 (the " Classic Trading Lawsuit"). Classic Trading, Inc. alleges breach of contact and believes that it is owed $135,000. The Company has filed an answer denying the allegations. The litigation has not been further prosecuted since then.

     On August 6, 1998, the Company was served a summons and complaint naming it, June and Jerry Tooley and its former subsidiary, Cellular Magnetics and other individuals, by Ignition Coil Specialties, LLC. in the Superior Court of Arizona, Maricopa County, case number CV 98-13820. The Company has contacted counsel for Ignition Coil Specialties, LLC. to discuss the dismissal of the Company from the case, since at the time of the allegations, Cellular Magnetics was no longer a subsidiary of the Company. On November 2, 1998, the Company was dismissed from the litigation.

     Other than the above mentioned lawsuits, to the knowledge of the management of the Company there are no material legal proceedings pending or threatened (other than routine litigation incidental to the business) to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.

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

             1997 FISCAL YEAR        ASK        BID
             December 31, 1996.    $ 4.00     $ 3.875
             March  31, 1997. .      2.4375     2.0625
             June 30, 1997. . .       .50        .375
             September 30, 1997       .270       .220

             1998 FISCAL YEAR
             December 31, 1997.    $  .125    $  .125
             March  31, 1998. .       .078       .063
             June 30, 1998. . .       .055       .040
             September 30, 1998       .060       .040

     As of September 30, 1998, there were approximately 496 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 4,500 beneficial owners of its Common Stock as of that date.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company made the following unregistered sales of its securities from October 1, 1995 through September 30, 1998.

       Date of
        Sale        Title of Securities        Amount       Consideration
(1)   11/9/95   Options to Purchase Common    700,000    Agreement to serve
                Stock, at an exercise price              as officers,
                of $.50 per share                        Directors & Counsel
                                                         to the Company
(2)   11/9/95   Options to Purchase Common    265,000    Agreement to Continue
                Stock, at an exercise price              Employment at CTL and
                of $.50 per share                        provide consulting
                                                         services to the
                                                         Company
(3)   12/22/95  Options to Purchase Common    716,180    Agreement to Provide
                Stock, at an exercise price              Consulting Services
                of $.50 per share                        to the Company
(4)    2/1/96   Options to Purchase           800,000    Agreement to provide
                Common Stock, at an exercise             consulting services
                price of $.75 per share for              to the Company and
                650,000 shares and $1.25 per             for past services of
                share for 150,000 shares                 consultant
(5)    3/3/96   Common Stock                   96,606    Legal Services -
                                                         value $39,751
(6)    3/28/96  Common Stock                  126,761    Contribution to ESOP
                                                         valued at $1.25 per
                                                         share for $158,451.15
(7)    3/29/96  Options to Purchase Common    550,000    Agreement to provide
                Stock, at an exercise price              consulting services
                of $.50 per share for                    to the Company
                300,000 shares and $.75 per
                share for 250,000 shares
(8)    5/9/96   Common Stock                  400,000    Conveyance of Land,
                                                         Recorded at $1,000,00
(9)    6/3/96   Options to Purchase Common    380,000    As consideration for
                Stock, at an exercise price              services as employees
                of $.50 per share                        CTL
(10)   6/12/96  Options to Purchase Common    400,000    As consideration for
                Stock, at an exercise price              consulting services
                of $.50 per share                        and an incentive to
                                                         remain officer of
                                                         the Company
(11)   5/17/96  Common Stock                   14,780    Legal Services
                                                         value $16,554

(12)   7/10/96  Series B Preferred Stock        1,000    $10,000,000
                and attached Warrants to
                acquire shares of Common
                Stock                         761,905
(13)   7/10/96  Warrants to acquire Common    330,159    Services as Placement
                Stock, at a price of $3.9375             Agent
                per share
(14)   9/3/96   Common Stock                1,400,000    Exchange of shares of
                                                         Particle Interconnect
                                                         in a Triangular
                                                         Merger, which was
                                                         accounted for as an
                                                         immaterial pool of
                                                         interests.
(15)   9/3/96   Options to Purchase Common    800,000    Agreement to serve
                Stock, at an exercise price              as Officers, Counsel
                of $4.00 per share                       or Consultant to
                                                         the Company
(16)   9/3/96   Options to Purchase Common    230,000    Agreement to serve
                Stock, at an exercise price              as officers or
                of $4.00 per share                       employees of the
                                                         Company.
(17)  10/8/96   Common Stock                  277,778    Exchange of shares of
                                                         A.C. Magnetics, Inc.
                                                         Triangular Merger,
                                                         with total share
                                                         value of $1,000,000.
(18)  12/16/96  Series C Preferred Stock          525    $ 5,250,000
                and attached Warrants to      530,771
                acquire Common Stock
(19)  12/16/96  Warrants to acquire Common    214,615    Services as Placement
                Stock                                    agent
(20)   7/3/97-  Common Stock               14,411,846    Conversion of 358
       7/14/97                                           Shares of Series C
                                                         and 782 shares of
                                                         Series B
                                                         Preferred Stock
(21)   9/11/97  Series D Preferred Stock        1,080    Preferred Shares of
                                                         B Preferred Stock
(22)  11/2/97   Common Stock                  240,000    Interest on Loan
                                                         Repayment
(23)  11/3/97   Common Stock                  160,000    Interest on Loan
                                                         Repayment
(24)  12/3/97   Common Stock                  266,000    Public Relation
                                                         Services
(25)  12/3/97   Series A-1 Convertible              1    $750,000.00
                Debenture
(26)  12/3/97   Attached Warrants to Acquire  600,000
                Common Stock
(27)  12/3/97   Warrant to Acquire Common     200,000    Consulting Services
                Stock
(28)  12/11/97  Common Stock                  100,000    Loan to Sigma
(29)  12/11/97  Common Stock                   75,000    Loan to Sigma
(30)  12/11/97  Common Stock                  150,000    Loan to Sigma
(31)  12/31/97  Series A-2 Convertible              1    $750,000.00
                Debenture
(32)  12/30/97  Common Stock                1,000,000    Augustine Financing
(33)   1/16/98  Common Stock                  250,000    Bahl Settlement Share
(34)   2/3/98   Common Stock                  678,761    Series B Conversion
(35)   2/3/98   Common Stock                1,270,810    Series C Conversion
(36)   2/6/98   Option to Purchase Common     100,000    Service as a Director
                Stock, at an exercise price
                of $0.10 per share

(37)   2/9/98   Option to Purchase Common     150,000    Service as an Officer
                Stock, at an exercise price
                of  $0.10 per share
(38)   3/3/98   Common Stock                  660,100    Series C Conversion
(39)   3/23/98  Common Stock                2,273,888    Series C Conversion
(40)   6/1/98   Options to Purchase Common    150,000    Service of Employee
                Stock, at an exercise price
                of $$0.05 per share
(41)   5/8/98   Common Stock                  250,000    Settlement
(42)   8/12/98  Common Stock                   25,000    Interest on Loan
                                                         Repayment
__________________
1 During the period commencing September, 1996 through September 30, 1998, certain holders of the Series B Preferred Stock, pursuant to the Certificate of Designation , converted a total of 1,000 shares of Series B Preferred Stock into 6,229,912 shares of Common Stock, which were issued without registration pursuant to the exemption provided by Regulation S. At this time all Series B Preferred Shares have been converted by the shareholders.


     UNDERWRITERS. Other than Swartz Investments, LLC ("Swartz"), no underwriter or selling or placement agent was involved in any of the transactions described above. Swartz was engaged as selling agent in connection with the sale of the Series B Preferred Stock and Series C Preferred Stock and was paid compensation equivalent to 11% of the aggregate funds raised in such placements. In addition, it received warrants to purchase shares of Common Stock equal to 10% of the aggregate securities sold, assuming that the holders of the Series B Preferred Stock and Series C Preferred Stock and related warrants, converted their Series B and Series C Preferred Stock or exercised their warrants at the Fixed Conversion Price.

     EXEMPTION FROM REGISTRATION CLAIMED. All of the sales by the Company of its unregistered securities (except for those described in Item 14, which were made pursuant to Regulation S and those described in Item 20, which were made pursuant to Rule 506 of Regulation D adopted under the Securities Act of 1933, as amended) were made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All of the individuals who purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
GENERAL

     The statements contained in this Form 10-KSB, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences. In this regard, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-General" and "-Trends and Uncertainties."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain Statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

     - the rate of market development and acceptance of the interconnect technology, the industry within which its subsidiary, Nanopierce is concentrating its business activities.

     -     The unpredictability of the Company's sales cycle;

     - The limited revenues and significant operating losses generated to date;

     -     The possibility of significant ongoing capital requirements;

     -     The loss of any significant customer;

     - The ability of the Company to compete successfully with the other providers of interconnect technologies. See Description of Business Competition";

     - The ability of the Company to secure additional financing as and when necessary;

     - The ability of the Company to retain the services of its key management, and to attract new members of the management team;

     - The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

     For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

     The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.


GENERAL

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the two-year
period ended September 30, 1998.   This report contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31 E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements.

     On February 6, 1998 the Company entered into a stock purchase agreement to sell, transfer, and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary California Tube Laboratory, Inc. to Jaymark Corporation, in exchange for $1,500,000 in cash (which included $200,000 of cash in escrow), and $500,000 in notes receivable. The company recognized a loss from discontinued CTL operations of approximately $215,000 in 1998 income of $156,000 in 1997, based on the disposition. The Company also recognized a loss on the disposition of CTL subsidiary of approximately $832,000.

     On February 26, 1998 Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc. for 7,250,000 shares of common stock of Nanopierce and 100 Series A 8% Voting, Convertible, Cumulative, Participating, Preferred shares of Nanopierce. The 100 preferred shares are convertible into 7,250,000 shares of common stock. Intercell Corporation owns approximately 60%of the outstanding common stock of Nanopierce Technologies, Inc. and approximately 74% of the common stock on a diluted basis, considering the voting and conversion rights of the Series A preferred stock.

     Intercell Corporation discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA, on June 5, 1998. The market for the Sigma 7 Corporation's main product line of memory modules experienced significant price erosion on a worldwide basis. The Company did not have the capitalization to continue and intends to seek protection under U.S. bankruptcy laws. The Company recognized a loss from discontinued Sigma operations of approximately $2,947,000 in 1998 ($7,096,000 in 1997).

     On April 9, 1998, the Company entered into a stock purchase agreement to sell 100 shares or 100% of the common stock of Cellular Magnetics, Inc., a wholly owned subsidiary of Intercell Technologies Corporation to individuals for $700,000 in cash. The Company held a secured interest in Cellular Magnetics, Inc. due to the default on promissory notes totaling $2,575,000 from Intercell Technologies Corporation to the Company. As soon as Intercell Technologies Corporation announced that it would default on the notes payable to the Company, the Company undertook steps to protect is secured interest, including the repossession and foreclosure of the primary asset, Cellular Magnetics, Inc. The Company used the proceeds of the sale of Cellular Magnetics, Inc. to pay down $700,000 of the outstanding balance due on the convertible debentures. The Company recognized a gain on the sale of a subsidiary of approximately $544,000 and recognized a loss on discontinued operations of Cellular Magnetics and Intercell Wireless $844,000 in 1998 ($450,000 in 1997).

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

     At the request of the Company, purchase and payment for the Series A-2 debenture was accelerated to December 31, 1998. As consideration for the acceleration, the Company provided security to the debenture holders for the entire $1,500,000. The Company assigned a first priority secured lien on the assets of Sigma 7 Corporation, a first deed of trust on property held for resale in Arizona and a $2,200,000 note from Intercell Technologies Corporation to the Company. In connection with the placement of the convertible debentures, the Company paid a $180,000 commission to a third-party investment banker and issued the investment banker warrants to purchase 200,000 shares of common stock at an exercise price of $0.15 per share. The warrants were valued at $10,000. The $180,000 and $10,000 have been included in general and administrative expense. The Company also issued 2,491,000 shares (of which 1,000,000 shares were issued to the debenture holders) of common stock for services rendered and in lieu of interest expense during the fiscal year ended September 30, 1998 recognizing $187,000 in general and administrative expense.

Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosures of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. Currently, the Company does not have any items that would be classified as a component of comprehensive income. Therefore, management believes that implementation of SFAS No. 130 will not materially effect the Company's financial statements.

     In 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Financial Information, and in February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

RESULTS OF OPERATIONS

REVENUES:

     The Company had no revenue from continuing operations for the year ended September 30 1997 or 1998.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $0 in the fiscal year of 1998 compared to $94,000 in the fiscal year of 1997. This is primarily attributable to the suspension of the research and development activities associated with the Company's Particle Interconnect technology. Research and development costs of discontinued operations were reduced from $1,224,000 in 1997 to $0 in 1998. The Company has changed its focus from creating a manufacturing process and facility to licensing its technology to companies that already have a manufacturing process in place.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses from continuing operations decreased by 28% or $1,578,000 to $3,946,000 in the fiscal year of 1998 compared to $5,524,000 in the 1997 fiscal year. This decrease was primarily attributable to the reduction of administrative and labor costs associated with its Particle Interconnect technology and a reduction in professional fees at the Company. Selling, general and administrative expenses of discontinued operations decreased by 27%, from $3,553,000 in 1997 to 2,599,000 in 1998.

OTHER INCOME/EXPENSE

     The Company earned $129,000 in interest and other income in 1998 compared to $220,000 in 1997, while incurring interest and other expenses of $1,278,000 and $59,000 respectively.

INCOME TAXES

     As of September 30, 1998 the Company had a net operating loss carryover for federal and State income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company, as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The independent auditors' report on Intercell Corporation's consolidated financial statements as of September 30, 1998, and for each of the years in the two-year period ended September 30, 1998 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken several steps regarding future operations including the following. In February and April 1998, the Company sold its interest in California Tube Laboratory, Inc. and A.C. Magnetics, Inc. to raise additional capital for ongoing operations. The Company received $1,500,000 in cash, including $200,000 in escrow, and a $500,000 note receivable for the sale of California Tube Laboratory, Inc. The Company received $700,000 in cash for the sale of A.C. Magnetics, Inc. which, it used to pay down its debt on the convertible debenture.

     The Company has also discontinued operations at Sigma 7 Corporation and Particle Interconnect Corporation during 1998, and in December 1998 Sigma filed for protection under the U.S. bankruptcy laws. The intellectual property rights to the Particle Interconnect technology have been transferred to Nanopierce Technologies, Inc. resulting in an approximate 74% ownership of that company
on a diluted basis.   Intercell Corporation has reduced its costs to a bare
minimum and is currently seeking its own financing.

     During the year ended September 30, 1998 the Company's cash and cash equivalents from continuing operations increased by $240,000. This increase was due to net cash used in continuing operations of $1,625,000, net cash used in discontinued operations of $1,690,000, and net cash provided by financing and investing activities of $3,555,000.

     During the fiscal year ended September 30, 1998 the Company had no capital expenditures.

     The Company believes that if financing of Nanopierce Technologies, Inc. can be completed, adequate funding is then available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce Technologies, Inc. products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the signing of a Technology Cooperation Agreement with Meinen, Ziegel & Co., a Technology Development Agreement with ORGA Kartensystemes, GmbH, an agreement to form a join venture with Cirexx Corporation and an Application and Development Agreement with Multitape, GmbH & Co during the Spring of 1999.

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

ITEM 7.     FINANCIAL STATEMENTS

     The Consolidated Financial Statements required to be filed are indexed on page F-2 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 8, 1998, the Company dismissed KPMG Peat Marwick and engaged Gelfond Hochstadt Pangburn & Co., as its new principal independent accountants, effective April 8, 1998. There is no adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles for either of the Company's past two years except, that the former principal independent accountant's report on the consolidated financial statements of Intercell Corporation and subsidiaries as of and for the years ended September 30, 1997 and 1996, did include a going concern uncertainty paragraph. There were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K during the Company's two most recent fiscal years.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and significant employees of the Company are as follows:

NAME AND AGE                                         POSITION
Paul H. Metzinger (60)             Director, President and Chief Executive
                                   Officer

Charles E. Bauer, Ph.D. (47)       Director

Alan M. Smith (47) . . .           Former Director, Secretary, Treasurer
                                   and Chief Financial Officer

Thomas W. Vander Stel (39) .       Former Chief Financial Officer and Secretary

Gilbert Olachea (43)               Former President & Chief Executive Officer
                                   of Nanopierce Technologies, Inc.

Kevin B. Waide (47 )               Director

NAME AND AGE                             PERIOD

Paul H. Metzinger (60)             May 28, 1997

Charles E. Bauer, Ph.D. (47)       Director November 22, 1996 to present.

Alan M. Smith (47)                 July 1995 to February 1998.

Thomas W. Vander Stel (39)         February 1998 to December 31, 1998.

Gilbert Olachea (43)               May 6, 1998 to December 1, 1998.

Kevin B. Waide (47 )               January 1998 to present.

     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders, annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger has been President, Chief Executive Officer and a director of the Company since May 28, 1997. In addition, he serves as the President and Chief Executive Officer and a Director of Nanopierce. Prior to becoming a director and officer of the Company, Mr. Metzinger served as Intercell's General Counsel and practiced securities law in Denver, Colorado for over 30 years.

     CHARLES E. BAUER, PH.D. Dr. Bauer has served as a director of the Company since November 22, 1996. Dr. Bauer has been the Managing Director of TechLead Corporation, an international consulting firm, since 1990.
Dr. Bauer received his B.S. in Materials Science and Engineering from Stanford University in 1972, his M.S. in Metallurgical Engineering from Ohio State University in 1975, his Ph.D. in Materials Science and Engineering from Oregon Graduate Center, Beaverton, Oregon in 1980 and his M.B.A. from the University of Portland in 1988.

     THOMAS W. VANDER STEL. Mr. Vander Stel served as the Chief Financial Officer, Secretary and Treasurer of the Company from February 1998 to November 31, 1998 and Chief Financial Officer and Vice President of Operations of Nanopierce Technologies, Inc. from February 1998 to December 31, 1998. From October 1992 until January 1998, Mr. Vander Stel served as Chief Financial Officer and Vice President for TVX., Inc., a high technology manufacturer of security systems.

     KEVIN B. WAIDE. Mr. Waide has been a director of the Company, since January 28, 1998. Mr. Waide's experience includes five years of sales and marketing for a large, independent, Denver-based accounting firm and fourteen years in various positions in the securities industry. Mr. Waide has an extensive background in business analysis, mergers, acquisitions and franchising. Mr. Waide is a graduate of Central College in Pella, Iowa.

SIGNIFICANT EMPLOYEES

     The Company considers the following individuals as significant employees of the Company.

     HERBERT J. NEUHAUS, PH.D. Dr. Neuhaus has been the Executive Vice President of Marketing and Technology and a Director of Nanopierce since January 1, 1999. Dr. Neuhaus previously served as the Managing Director of Particle Interconnect Corporation from August 18, 1997 to November 1, 1997. From August 1989 to August 1997, he was associated with Electronic Material Venture Group in the new Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco chemical Company he held among other positions: Business Development Manger/Team Leader; Project manager --High Density Interconnect; Product Manager MCM Products and as a research scientist.

     During his tenure with Amoco, his professional efforts and responsibilities were directed towards the identification, analysis and development of new market opportunities for Amoco's electronic materials products, the development of new applications for such products, including multichip module products, polyamide coatings and processes for multichip module applications.

     Dr. Neuhaus received his Ph.D. degree in Physics form the Massachusetts Institute of Technology, Cambridge, Massachusetts in 1989 and his BS in Physics from Clemson University, Clemson, South Carolina in 1980.

     Dr. Neuhaus is associated with numerous professional associations and has served with such associations in the capacity of project leader of the technical chair for conferences.

     GILBERT OLACHEA.   Mr. Olachea served as the  President and Chief Executive
Officer and a Director of Nanopierce Technologies, Inc. from May 6, 1998, until his resignation on December 1, 1998. Previously he was President, Chief Executive Officer and a director of Sigma 7 Corporation, from December 11, 1997 to December 1, 1998. From July 1993 to September 1, 1997, Mr. Olachea served as Vice President Corporate Marketing and Communications of Amkor Electronics.

SECTION 16(A) BENEFICIAL
OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's officers and directors, and persons who own more than 101% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

     Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10%. Beneficial owners were complied with, with the exception of Dr. Charles E. Bauer's Form 5 for the last fiscal year. Dr. Charles E. Bauer failed to report two transactions on a timely basis. Dr. Charles E. Bauer's failure to timely file a report was a failure known by the Company.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1998 and 1997 (the "Named Executive Officers"):

                                                             ANNUAL COMPENSATION
                                                     ----------------------------------
                                                                           OTHER ANNUAL
NAME & PRINCIPAL POSITION                  YEAR       SALARY     BONUS     COMPENSATION
                                                       ($)        ($)           ($)
Paul H. Metzinger,                         1998       $143,501    $-0-         $-0-
Director, President & CEO(1)               1997       $ 70,000    $-0-         $-0-

Alan M. Smith,                             1998       $  8,333    $-0-         $-0-
Former Secretary, Treasurer & CFO(2)       1997       $146,667    $-0-         $-0-

                                                              LONG TERM COMPENSATION
                                               --------------------------------------------------
                                                         AWARDS                  PAYOUTS
                                               --------------------------------------------------
                                               RESTRICTED   SECURITIES     LTIP       ALL OTHER
                                                  STOCK     UNDERLYING   PAYOUTS     COMPENSATION
                                               AWARDS ($)     OPTIONS      ($)            ($)
NAME & PRINCIPAL POSITION                                       (#)
Paul H. Metzinger,                                -0-          -0-        $ -0-        $-0-
Director, President & CEO(1)                   _____        2,350,000     $ -0-        $-0-

Alan M. Smith,                                    -0-          -0-        $500,000     $-0-
Former Secretary, Treasurer & CFO(2)           _____        1,050,000     $ -0-        $-0-

1 Paul Metzinger was elected President and Chief Executive officer on May 28, 1997.  He is compensated pursuant to a written
Employment Agreement, dated June 1, 1998 at an annual salary of $210,000.00.  For the period October 1, 1997 to September 30,
1998, Mr. Metzinger was paid $143,500.69 (gross).  The wife of Mr. Metzinger is the holder of presently exercisable options to acquire 650,000 shares at $0.50 per share and 1,700,000 shares at $0.3750 per share issued September 30, 1997 and expiring
September 30, 2007.  Mr. Metzinger should be deemed the beneficial owner of such shares.
2 Mr. Smith resigned all positions on February 6, 1998.  Mr. Smith was paid $400,000 to compromise his Employment Agreement and $129,000 to pay off a lease liability Mr. Smith incurred on behalf of the Company.  Mr. Smith is the holder of presently exercisable options to acquire 150,000 shares at $0.50 per share and 850,000 at $0.3750 per share, issued September 30, 1997
and expiring September 30, 2007.   Mr. Smith canceled an option to acquire 1,000,000 shares at $0.3750 per share when he resigned on February 6, 1998.  Mr. Smith owns an additional, presently exercisable option to acquire 150,000 shares at $0.50 per share, issued with a new term commencing September 30, 1997, expiring September 30, 2007, which he received from three other individuals on October 21, 1996.  This 150,000 option has not been included in this table as the option was not granted by the Company.

     The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non--monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 1998.

                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                 --------------------------------------------------------------
                                 % OF TOTAL
                 OPTIONS/SARS   OPTIONS/ SARS
NAME                GRANTED         GRANTED       EXERCISE OR
----               IN FISCAL     TO EMPLOYEES      BASE PRICE        EXPIRATION
                   YEAR (#)     IN FISCAL YEAR       ($/SH)              DATE
                 ------------   --------------    -----------        ----------
Thomas
Vander Stel        150,000            50%            $0.10             2/9/08


                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

NAME                                        POTENTIAL REALIZABLE VALUE AT
                                            ASSUMED ANNUAL RATES OF STOCK
                                          PRICE APPRECIATION FOR OPTION TERM
                                        -------------------------------------
                                               5% ($)         10% ($)
                                              --------       ---------
Thomas
Vander Stel                                  $9,433          $23,906

1 Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10 year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth, which may or may not occur.
2 Computed based on the average closing bid and asked prices on the date of grant February 9, 1998.
3 All options granted were immediately exercisable on the date of grant, February 9, 1998.
4 Based on a total of 300,000 options granted to employees in the fiscal year ended September 30, 1998.
5  Mr. Vander Stel resigned as an Officer of the Company, effective
November 1998.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 1998 by the Company's executive officers and the 1998 fiscal year-end value of unexercised options.


                                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                                                     AND FISCAL YEAR-END OPTION/SAR VALUES
NAME                                        -----------------------------------------------------
                                            SHARES ACQUIRED ON EXERCISE (#)    VALUE REALIZED ($)
                                            -------------------------------    ------------------
Paul H. Metzinger                            0                                  0
Alan M. Smith2,3                             0                                  0
Charles E. Bauer                             0                                  0
Thomas W. Vander Stel4                       0                                  0
Kevin B. Waide                               0                                  0


                                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                                                    AND FISCAL YEAR-END OPTION/SAR VALUES
NAME                                        ---------------------------------------------------
                                                NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                  OPTIONS/SARS AT             OPTIONS/SAR
                                                   FISCAL YEAR 1                ($) (1)
                                            ---------------------------  ---------------------
Paul H. Metzinger                            2,350,000/0                      1,175,000/0
Alan M. Smith2,3                             1,050,000/0                        525,000/0
Charles E. Bauer                               100,000/0                         50,000/0
Thomas W. Vander Stel4                         150,000/0                         75,000/0
Kevin B. Waide                                 150,000/0                         75,000/0

_______________
1 The average of the closing bid and asked price of the Common Stock on September 30, 1998 ($0.50) was used to calculate the option value.
2 Mr. Smith resigned as a Director and officer of the Company effective February 9, 1998.
3 Does not include 150,000 unexercised presently exercisable options held by Alan Smith, which he received from three individuals and not the Company.
4 Mr. Vander Stel resigned as an officer of the Company, effective December 1998.

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

EMPLOYMENT AGREEMENTS

     On June 1, 1998, the Company entered into a certain employment agreement (the "Employment Agreement") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company ( an "Employee"). The Employment Agreement is for a period of four years beginning June 1, 1998. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Mr. Metzinger will receive an annual salary of $210,000 (each referred to as an "Annual Salary") for the year. If an Employment Agreement is subsequently extended by the Board, the Employee's Annual Salary will increase by the amount, if any, in which the Consumer Price Index increased during the previous year. The Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

     The Company or an Employee may terminate the Employment Agreement at any time with or without cause. In the event the Company terminates an Employment Agreement for cause or the Employee terminates his Employee Agreement without cause, all of such Employee's rights to compensation would cease upon the date of his termination. If the Company terminates an Employment Agreement without cause, the Employee terminates his Employment Agreement for cause, or in the event of a change in control, the Company will pay to the Employee all compensation and other benefits that would have accrued and/or been payable to the Employee during the full term of the Employment Agreement.

     A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and principal shareholders of the Company) acquires sufficient control to elect more than a majority of the Company's Board of Directors, acquires 50% or more of the voting shares of the Company, or the Company adopts a plan of dissolution of liquidation. The Employment Agreement also include a noncompete and nondisclosure provisions in which each Employee agrees not to compete with or disclose confidential information regarding the Company and its business during the term of the Employment Agreement and for a period of one year thereafter.

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. During the fiscal year ended September 30, 1998, the Company granted options to purchase 400,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 1998, 6,927,000 options are exercisable.

     The Company has one Stock Option Plan titled the Intercell Corporation 1995 Compensatory Stock Option Plan (the "1995 Plan"). The Company has reserved 14,000,000 shares of common stock for issuance under the 1995 Plan.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

     The Company does not have a compensation committee, all decisions on the compensation of executive officers and directors of the Company are made by the full Board of Directors. In the preceding fiscal year, the following members of the Board of Directors participated in discussions involving the compensation of executive officers of the Company: Messrs. Bauer, Waide and Metzinger.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 1998, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER               NUMBER OF SHARES          % OF OUTSTANDING
Paul H. Metzinger, President
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3580
Denver, CO 80202                                       3,852,541 1                  10.20%

Alan M. Smith, Former Chief
  Financial Officer and Director
999 West Hastings St., Suite 1750
Vancouver, B.C., V6C 2W2                               1,250,000 2                   3.31%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                                  3,852,541 1                  10.20%

Charles E. Bauer, Chief Operating
  Officer and Director
313121 Island Drive
Evergreen, CO 80439.                                     100,000 3                   0.26%

Thomas W. Vander Stel, Chief
  Financial Officer
370 17th Street, Suite 3580
Denver, CO 80202                                         150,000 4                   0.40%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002                                         100,000 5                   0.26%

All officers and directors (present
  & former) as a group (5 persons)                     5,452,541 6                  14.44%

1 Includes the following shares and options currently held by corporations whose sole shareholder, president and director is Cheri L. Perry, the wife of Mr. Metzinger: 1,419,340 shares owned of record and beneficially; 650,000 shares of common stock subject to a presently exercisable option, exercisable at
$.050 per share, issued September 30, 1997, expiring September 30, 2007; and 1,700,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30,
1997, expiring September 30, 2007.  Mr. Metzinger owns directly, of record and beneficially, 83,201 shares of common stock.  His wife should be deemed the beneficial owner of such shares.  Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
2 Includes 300,000 shares of common stock subject to a presently exercisable option, exercisable at $0.50 per share, issued September 30, 1997, expiring September 30, 2007 and 750,000 shares of common stock subject to a presently exercisable option exercisable at $0.3750 per share, issued September 30, 1997, expiring September 30, 2007.  Mr. Smith canceled an option for 1,000,000 shares upon his resignation on
February 9, 1998.
3 Includes 100,000 shares of common stock subject to a presently exercisable option, exercisable at
$0.3750 per share, issued September 30, 1997, expiring on September 30, 2007.
4    Mr. Vander Stel resigned as an Officer of the Company, effective November 31, 1998.
5   Shares underlying a presently exercisable option, at $0.10 per share, issued February 6, 1998, expiring February 6, 2008.
6 Based on 37,770,634 shares of common stock issued and outstanding on September 30, 1998.  The total number of shares outstanding is increased to reflect the number of shares underlying individual options in computing that individual or group percentage ownership interest in the Company.  Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leased an office from Alan M. Smith, Ltd., a company controlled by Alan M. Smith, an executive officer and director of the Company. The Company leased this office space pursuant to a lease that expires on July 31, 2001. The monthly lease payments are $3,000. The Company paid off this lease, in full, upon the resignation of Mr. Smith. The Company also paid Mr. Smith $400,000 to cancel his employment agreement. The Company in 1997 paid Gordon Sales $400,000 to cancel his employment agreement.

     During the fiscal year ended September 30, 1997, the Company sold its wholly owned subsidiaries, Intercell Wireless Corp. and Cellular Magnetics, Inc., including all of its right title and interest in the antenna technology to Intercell Technologies Corporation, a Colorado corporation on July 18, 1997. Terry W. Neild, former director and officer of the Company and Louis L. Ross, a former consultant to the Company, owns a controlling interest in Intercell Technologies Corporation. As previously disclosed when ITCO failed the Company foreclosed its security interest on Cellular Magnetics, Inc. and subsequently sold it to Jerry W. Tooley for $700,000. Jerry W. Tooley was formerly an officer of this former subsidiary of the Company. See "BUSINESS-Recent Acquisitions, Dispositions and Transactions."

                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.     DESCRIPTION

   2.17 Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

   2.23 Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect Corporation and the Company.

   2.34 Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular Magnetics, Inc. and the Company.

   2.45 Stock Purchase Agreement dated July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation and Addendum

   2.56 Stock Sale and Purchase Agreement dated June 6, 1997 between Intercell Corporation and Sigma Corporation.

   2.611     Offer for Development Agreement of Microlink Technologies
             Corporation.

   2.79 Stock Purchase Agreement dated February 6, 1998 by and among Intercell Corporation, California Tube Laboratory and Jaymark, Inc.

   2.810 Agreement dated February 26, 1998 by and among Intercell Corporation, Particle Interconnect Corporation and Sunlight Systems, Ltd.

   2.912 Securities Purchase Agreement between the Company and the Augustine Fund, LLC, dated December 3, 1998.

   3.17 Articles of Incorporation of the Company, and all amendments thereto, as amended.

   3.27      Bylaws of the Company.

   4.17      Form of Common Stock Certificate.

   4.211 Certificate of Designation for Series B Preferred Stock is included in the Company's Articles of Incorporation filed as
             Exhibit 3.1 and incorporated herein by reference.

   4.31      Specimen of Warrant attached to Series B Preferred Stock.

   4.411 Certificate of Designation for Series C Preferred Stock is included in the Company's Articles of Incorporation filed as
             Exhibit 3.1 and is incorporated herein by reference.

   4.57      Form of Warrant attached to Series C Preferred Stock.

   4.611     Certificate of Designation for Series D Preferred Stock

   4.77      Specimen of Registration Rights Agreement for Series B Preferred
             Stock.

   4.87      Specimen of Registration Rights Agreement for Series C Preferred
             Stock.

   4.97      Plan of Liquidating Dissolution of Energy Corporation dated
             July 8, 1996.

  10.12     1995 Compensatory Stock Option Plan.

  10.27 Assignment Agreement dated September 3, 1996, assigning certain Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle Interconnect, Inc. as assignor.

  10.37 Assignment Agreement dated June 5, 1996, assigning the Patent Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

  10.4* Employment and Non-Disclosure Non-Competition Agreement, dated June 1,1998, between Paul H. Metzinger and the Company.

  10.59      Side Letter Agreement and Security Agreement dated as of
             January 30, 1998 between Intercell Corporation and Jaymark, Inc.

  10.69 Environmental Remediation and Indemnity Agreement dated as of February 6, 1998 by and among Intercell Corporation, California Tube Laboratory, and Jaymark, Inc.

  10.79 Promissory Note, dated as of February 6, 1998 between Intercell Corporation and Jaymark, Inc.

  10.89 Indemnity escrow agreement dated as of February 6, 1998 by and among Intercell Corporation, Jaymark, Inc. and Chicago Title Company.

  10.95 Warrant Agreement dated as of July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation.

  10.105 Royalty Agreement dated as of July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation.

  10.115 $2,200,000 Promissory Note dated as of July 18, 1997 between Intercell Technologies Corporation and Intercell Corporation.

  10.125 Stock Pledge and Security Agreement dated July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation.

  10.1311    Microlink Technologies Corporation Standard Industrial Lease.

  10.1411    Sigma Corporation Lease.

  10.1511    CTL Lease

  11*        Statement regarding Computation of Per Share Earnings.

  217        Subsidiaries of the Company.

  27*        Financial Data Schedule.
_______________
*Filed herewith.
1 Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
2 Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604 effective January 24, 1996.
3 Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
4 Incorporated by reference to Company Current Report on Form 8-K dated the October 14, 1996.
5 Incorporated by reference to the Company Current Report on Form 8-K dated July 18, 1997.
6 Incorporated by reference to the Company Current Report on Form 8-K dated May 28, 1997.
7 Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996.
8 Incorporated by reference to the Company Quarterly Report on Form 10-KSB for the quarter ended December 31, 1997.
9 Incorporated by reference to the Company Current Report on Form 8-K dated February 6, 1998.
10 Incorporated by reference to the Company Current Report on Form 8-K dated February 26, 1998.
11 Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1997.
12 Incorporated by reference to the Company Form 10QSB for the quarter ended December 31, 1997, filed September 17, 1998.

          (b)      Reports on Form 8-K:

                  (i)    Form 8-K dated February 6, 1998 regarding the
                         disposition of California Tube Laboratory, Inc.
                  (ii)   Form 8-K dated February 26, 1998 regarding the transfer
                         of the PI Technology to Sunlight Systems, Ltd.
                  (iii)  Form 8-K dated April 6, 1998 regarding the change in independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERCELL CORPORATION, (a Colorado corporation)

Date: July 26, 1999             By /s/ Paul H. Metzinger
                                   ---------------------
                                   Paul H. Metzinger, Director, Chief Executive
                                   Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date:  July 26, 1999            By /s/ Paul H. Metzinger
                                   ---------------------
                                   Paul H. Metzinger, Director, Chief Executive
                                   Officer, President & Chief Financial Officer

Date:  July 26, 1999            By /s/ Kevin B. Waide
                                   ------------------
                                   Kevin B. Waide, Director

                                 LIST OF EXHIBITS

Exhibit 10.4 Employment and Non-Disclosure Non-Competitive Agreement, dated June 1, 1998, between Paul H. Metzinger and the Company
Exhibit 11:   Statement of computation of earnings per share
Exhibit 27:   Financial Data Schedule

                     INTERCELL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

FINANCIAL STATEMENTS

                              INTERCELL CORPORATION

                    Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-3

Consolidated Balance Sheet - September 30, 1998                              F-4

Consolidated Statements of Operations - Years ended
     September 30, 1998 and 1997                                             F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
      - Years ended September 30, 1998 and 1997                              F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 1998 and 1997                                             F-8

Notes to Consolidated Financial Statements                                  F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board  of  Directors
Intercell  Corporation

We have audited the accompanying consolidated balance sheet of Intercell Corporation and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell Corporation and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND  HOCHSTADT  PANGBURN  &  CO.



Denver,  Colorado
July  9,  1999

                     INTERCELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1998

Assets
------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $    251,000
  Restricted cash . . . . . . . . . . . . . . . . . . . . . .        16,000
  Note receivable, current portion (Note 4) . . . . . . . . .        12,000
                                                               ------------
    Total current assets. . . . . . . . . . . . . . . . . . .       279,000

Note receivable, less current portion (Note 4). . . . . . . .        26,000
Investment in land held for sale (Note 5) . . . . . . . . . .       500,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        38,000
                                                               ------------

       Total assets . . . . . . . . . . . . . . . . . . . . .  $    843,000
                                                               ============

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Notes payable to related parties (Note 6) . . . . . . . . .  $     86,000
  Accounts payable and accrued liabilities. . . . . . . . . .       813,000
  Convertible debentures (Note 6) . . . . . . . . . . . . . .       826,000
  Liabilities of discontinued operations (Note 7) . . . . . .     3,280,000
                                                               ------------
    Total liabilities (all current) . . . . . . . . . . . . .     5,005,000
                                                               ------------


Minority interest in subsidiary (Note 8). . . . . . . . . . .       590,000
                                                               ------------

Commitments and contingencies (Note 11)

Stockholders' deficit (Note 9):
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 147 shares issued and outstanding
     (liquidation preference of $1,653,750) . . . . . . . . .     1,362,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $2,700,000) . . . . . . . . .     2,387,000
  Warrants to acquire common stock. . . . . . . . . . . . . .     3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    36,670,634 shares issued and outstanding. . . . . . . . .    21,329,000
  Additional paid-in capital. . . . . . . . . . . . . . . . .     4,098,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .   (37,003,000)
                                                               ------------
      Total stockholders' deficit . . . . . . . . . . . . . .   ( 4,752,000)
                                                               ------------

        Total liabilities and stockholders' deficit . . . . .  $    843,000
                                                               ============

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                    Years Ended
                                                                   September 30,
                                                                 --------------------
                                                                 1998            1997
                                                                 ----            ----
General and administrative expense. . . . . . . . . . . .  $    3,946,000   $  5,524,000
Research and development expense. . . . . . . . . . . . .               -         94,000
                                                           ---------------  ------------

Loss from operations. . . . . . . . . . . . . . . . . . .     ( 3,946,000)   ( 5,618,000)
                                                               ----------     ----------

Interest income . . . . . . . . . . . . . . . . . . . . .         118,000        220,000
Interest expense. . . . . . . . . . . . . . . . . . . . .     (   354,000)   (    59,000)
Impairment of investment in land (Note 5) . . . . . . . .     (   924,000)             -
Other income. . . . . . . . . . . . . . . . . . . . . . .          11,000              -
                                                               ----------     ----------
                                                              ( 1,149,000)       161,000
                                                               ----------     ----------

Loss from continuing operations before minority interest.     ( 5,095,000)   ( 5,457,000)
                                                               ----------     ----------

Minority interest . . . . . . . . . . . . . . . . . . . .               -        164,000
                                                               ----------     ----------

Loss from continuing operations . . . . . . . . . . . . .      (5,095,000)    (5,293,000)
                                                                ---------      ---------

Discontinued operations (Note 7):
  Loss from operations to be disposed of. . . . . . . . .     ( 4,110,000)   (11,188,000)
  Loss on sale of subsidiaries. . . . . . . . . . . . . .     (   288,000)             -
                                                               ----------     ----------

Loss from discontinued operations . . . . . . . . . . . .     ( 4,398,000)   (11,188,000)
                                                               ----------     ----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .     ( 9,493,000)   (16,481,000)

Deemed dividend on Series B, C and D preferred stock
  relating to in-the-money conversion terms (Note 9). . .     (    57,000)   ( 1,072,000)
Accrued dividends on Series D preferred stock (Note 9). .     (   113,000)             -
Accretion on Series B and C preferred stock (Note 9). . .     (   123,000)   (   460,000)
                                                               ----------     ----------

Net loss applicable to common stockholders. . . . . . . .  $  ( 9,786,000)  $(18,013,000)
                                                               ==========     ==========

Net loss per share, basic and diluted, applicable
   to common stockholders:
  Loss from continuing operations . . . . . . . . . . . .  $  (      0.16)  $(      0.38)
  Loss from discontinued operations . . . . . . . . . . .     (      0.13)   (      0.61)
                                                               ----------     ----------

  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (      0.29)  $(      0.99)
                                                               ==========     ==========
Weighted average number of common shares outstanding. . .      33,992,163     18,114,038
                                                               ==========     ==========

See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
       Consolidated Statement of Changes in Stockholders' Equity(Deficit)
                     Years Ended September 30, 1998 and 1997

                                                     Convertible                                                     Additional
                                                   Preferred Stock          Warrants to         Common Stock          Paid-In
                                          -------------------------------     Acquire     -------------------------
                                               Shares          Amount      Common Stock     Shares        Amount      Capital
                                          ----------------  -------------  -------------  -----------  ------------  ----------
Balances, October 1, 1996                            787     $ 5,393,000    $ 1,870,000    15,734,229  $12,187,000   $1,765,000

Shares of Series C preferred stock and
  Warrants issued in private placement,
  Net of issuance costs of $577,500                  525       2,560,000      1,180,000            --           --      932,000
Deferred compensation related to stock
  Option grants . . . . . . . . . . . .               --              --             --            --      148,000           --
Compensation recorded on transfer
  of stockholder options. . . . . . . .               --              --             --            --      530,000           --
Amortization of deferred compensation .               --              --             --            --           --           --
Exercise of stock options . . . . . . .               --              --             --       200,000      150,000           --
Conversion of Series B preferred stock
  to common stock . . . . . . . . . . .             (782)     (5,686,000)            --     4,962,271    5,686,000           --
Conversion of Series C preferred stock
  to common stock . . . . . . . . . . .             (358)     (2,542,000)            --     9,449,575    2,542,000           --
Shares issued in exchange for services.               --              --             --        25,000       42,000           --
Shares of Series D preferred stock
  Issued in connection with acquisition
  of Sigma 7. . . . . . . . . . . . . .            1,000       2,223,000             --            --           --      277,000
Shares of Series D preferred stock
  Issued as payment for covenant not
  to compete. . . . . . . . . . . . . .               80         178,000             --            --           --       22,000
Treasury shares received as
  Consideration for asset sale. . . . .               --              --             --            --           --           --
Accretion on preferred stock. . . . . .               --         460,000             --            --           --           --
Amortization of deemed dividend . . . .               --       1,072,000             --            --           --           --
Net loss. . . . . . . . . . . . . . . .               --              --             --            --           --           --
                                         ----------------  -------------  -------------    ----------  -----------    ----------

Balances, September 30, 1997. . . . . .            1,252       3,658,000      3,050,000    30,371,075   21,285,000    2,996,000

                                                                                        Total
                                                                                     Stockholders'
                                            Deferred      Treasury    Accumulated       Equity
                                          Compensation     Stock        Deficit        (Deficit)
                                         --------------  ---------  ---------------  -------------
Balances, October 1, 1996 . . . . . . .  $    (331,000)        --   $   (9,204,000)  $ 11,680,000

Shares of Series C preferred stock and
  Warrants issued in private placement,
  Net of  issuance costs of $577,500. .             --         --               --      4,672,000
Deferred compensation related to stock
  Option grants . . . . . . . . . . . .       (148,000)        --               --             --
Compensation recorded on transfer
  of stockholder options. . . . . . . .       (530,000)        --               --             --
Amortization of deferred compensation .      1,006,000         --               --      1,006,000
Exercise of stock options . . . . . . .             --         --               --        150,000
Conversion of Series B preferred stock
  to common stock . . . . . . . . . . .             --         --               --             --
Conversion of Series C preferred stock
  to common stock . . . . . . . . . . .             --         --               --             --
Shares issued in exchange for services.             --         --               --         42,000
Shares of Series D preferred stock
  Issued in connection with acquisition
  of Sigma 7. . . . . . . . . . . . . .             --         --               --      2,500,000
Shares of Series D preferred stock
  Issued as payment for covenant not
  to compete. . . . . . . . . . . . . .             --         --               --        200,000
Treasury shares received as
  Consideration for asset sale. . . . .             --   (385,000)              --    (   385,000)
Accretion on preferred stock. . . . . .             --         --         (460,000)            --
Amortization of deemed dividend . . . .             --         --       (1,072,000)            --
Net loss. . . . . . . . . . . . . . . .             --         --      (16,481,000)   (16,481,000)
                                         --------------  ---------  ---------------  -------------

Balances, September 30, 1997. . . . . .   (      3,000)  (385,000)     (27,217,000)     3,384,000





                                    CONTINUED

                     INTERCELL CORPORATION AND SUBSIDIARIES
       Consolidated Statement of Changes in Stockholders' Equity(Deficit)
                     Years Ended September 30, 1998 and 1997



                                                     Convertible                                                     Additional
                                                   Preferred Stock          Warrants to         Common Stock          Paid-In
                                          -------------------------------     Acquire     -------------------------
                                               Shares          Amount      Common Stock     Shares        Amount      Capital
                                          ----------------  -------------  -------------  -----------  ------------  ----------
Balances, September 30, 1997 . . . . . .            1,252   $  3,658,000       3,050,000  30,371,075   $21,285,000   $2,996,000

Constructive retirement of treasury
  Stock. . . . . . . . . . . . . . . . .               --             --              --  (1,100,000)     (385,000)          --
Warrants issued in connection with
  Convertible debenture. . . . . . . . .               --             --          25,000          --            --           --
Shares issued in lieu of interest. . . .               --             --              --   2,000,000       187,000           --
Shares issued for services . . . . . . .               --             --              --     516,000        40,000           --
Common stock issued by subsidiary. . . .               --             --              --          --            --      877,000
Amortization of deferred compensation. .               --             --              --          --            --           --
Amortization of deemed dividend. . . . .               --         57,000              --          --            --           --
Accrual of preferred stock dividend. . .               --        113,000              --          --            --           --
Accretion on preferred stock . . . . . .               --        123,000              --          --            --           --
Conversion of Series B preferred stock
  to common stock. . . . . . . . . . . .               (5)       (40,000)             --     678,761        40,000           --
Conversion of Series C preferred stock
  to common stock. . . . . . . . . . . .              (20)      (162,000)             --   4,204,798       162,000           --
Beneficial conversion feature related to
  Series A-1 and A-2 debentures. . . . .               --             --              --          --            --      225,000
Net loss . . . . . . . . . . . . . . . .               --             --              --          --            --           --
                                          ---------------   ------------   ------------- -----------  ------------   -----------

Balances, September 30, 1998 . . . . . .            1,227   $  3,749,000   $   3,075,000  36,670,634   $21,329,000   $4,098,000
                                          ===============   ============   ============= ===========  ============   ==========
                                                                                               Total
                                                                                            Stockholders'
                                             Deferred         Treasury      Accumulated        Equity
                                           Compensation         Stock         Deficit         (Deficit)
                                          --------------  --------------  ---------------  --------------
Balances, September 30, 1997 . . . . . .  $      (3,000)  $     (385,000)  $  (27,217,000)  $  3,384,000

Constructive retirement of treasury
  Stock.                                             --          385,000               --             --
Warrants issued in connection with
  Convertible debenture. . . . . . . . .             --               --               --         25,000
Shares issued in lieu of interest. . . .             --               --               --        187,000
Shares issued for services . . . . . . .             --               --               --         40,000
Common stock issued by subsidiary. . . .             --               --               --        877,000
Amortization of deferred compensation. .          3,000               --               --          3,000
Amortization of deemed dividend. . . . .             --               --     (     57,000)            --
Accrual of preferred stock dividend. . .             --               --     (    113,000)            --
Accretion on preferred stock . . . . . .             --               --     (    123,000)            --
Conversion of Series B preferred stock
  to common stock. . . . . . . . . . . .             --               --               --             --
Conversion of Series C preferred stock
  to common stock. . . . . . . . . . . .             --               --               --             --
Beneficial conversion feature related to
  Series A-1 and A-2 debentures. . . . .             --               --               --        225,000
Net loss . . . . . . . . . . . . . . . .             --               --       (9,493,000)    (9,493,000)
                                          --------------  --------------   ---------------  -------------

Balances, September 30, 1998 . . . . . .             --               --   $  (37,003,000)  $( 4,752,000)
                                          ==============  ===============  ===============  =============


                     INTERCELL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                         Years Ended
                                                                        September 30,
                                                             ------------------------------
                                                                  1998            1997
                                                             ---------------  -------------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $  ( 9,493,000)  $(16,481,000)
 Less loss from discontinued operations . . . . . . . . . .       4,398,000     11,188,000
                                                             ---------------  -------------
   Loss from continuing operations. . . . . . . . . . . . .     ( 5,095,000)   ( 5,293,000)
 Adjustments to reconcile net loss to net cash used in
  in operating activities:
  Amortization of intangible assets . . . . . . . . . . . .           3,000             --
  Loss on abandonment/sale of property, plant and equipment         900,000        204,000
  Loss from asset impairment. . . . . . . . . . . . . . . .         924,000             --
  Common stock and warrants issued for interest/services. .         252,000         42,000
  Common stock of subsidiary issued for services. . . . . .         877,000             --
  Loss from assignment of note. . . . . . . . . . . . . . .         500,000             --
  Amortization of deferred compensation . . . . . . . . . .           3,000      1,006,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable. . . . . . . . . . . . .              --    (    54,000)
   Increase in restricted cash. . . . . . . . . . . . . . .     (    16,000)            --
   Increase in prepaid expenses
     and other current assets . . . . . . . . . . . . . . .     (   180,000)   (   143,000)
   Increase in accounts payable and accrued liabilities . .         121,000        657,000
   Increase in accounts payable to related parties. . . . .          86,000             --
                                                             ---------------  -------------
    Net cash used in continuing operations. . . . . . . . .     ( 1,625,000)   ( 3,581,000)
                                                             ---------------  -------------
    Net cash used in discontinued operations. . . . . . . .     ( 1,690,000)   ( 3,795,000)
                                                             ---------------  -------------
Cash flows from investing activities:
 Other assets . . . . . . . . . . . . . . . . . . . . . . .     (    77,000)       194,000
 Cash paid in connection with acquisitions. . . . . . . . .              --    (   486,000)
 Proceeds from maturity of short-term investments . . . . .              --      3,063,000
 Proceeds from disposition of business and sales
   of property and equipment. . . . . . . . . . . . . . . .       2,200,000             --
 Payments received on notes receivable. . . . . . . . . . .           1,000             --
 Cash transferred/loaned in disposition of subsidiary . . .              --    (   562,000)
 Loans extended to subsidiary prior to acquisition. . . . .              --    ( 1,345,000)
                                                             ---------------  -------------
   Net cash provided by investing activities of
     continuing operations                                        2,124,000        864,000
                                                             ---------------  -------------
Cash flows from financing activities:
 Repayments of notes payable to related parties . . . . . .              --    (   932,000)
 Proceeds from notes payable. . . . . . . . . . . . . . . .       1,500,000        720,000
 Repayments of notes payable. . . . . . . . . . . . . . . .     (   659,000)   (   339,000)
 Payment of debt issuance costs . . . . . . . . . . . . . .              --    (    42,000)
 Repayments of long-term debt . . . . . . . . . . . . . . .              --    (   212,000)
 Proceeds from issuance of preferred stock and warrants                          4,672,000
 Proceeds from sale of preferred stock by subsidiary. . . .         590,000             --
 Proceeds from stock options                                             --        150,000
                                                             ---------------  -------------
   Net cash provided by financing activities of
     continuing operations                                .       1,431,000      4,017,000
                                                             ---------------  -------------
Net increase (decrease) in cash and cash equivalents. . . .         240,000    ( 2,495,000)
Cash and cash equivalents beginning of year . . . . . . . .          11,000      2,506,000
                                                             ---------------  -------------
Cash and cash equivalents end of year . . . . . . . . . . .  $      251,000   $     11,000
                                                             ===============  =============

Supplemental disclosure of cash flow information:
 Cash paid for interest . . . . . . . . . . . . . . . . . .  $       81,000   $     16,000
                                                             ===============  =============


                                   (CONTINUED)

                     INTERCELL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

                                                               1998         1997
                                                               ----         ----
Additional paid-in capital from conversion
 feature of debentures                                    $ 225,000   $       --
Deferred compensation related to stock option grants             --      678,000
Conversion of Series B and C preferred stock to
 common stock                                               202,000    8,228,000
Treasury shares received in disposition of
 Cellular Magnetics, Inc. (CMI)                                  --      385,000
Noncash consideration received on sale of CMI and
 Intercell Wireless Corp.                                        --    1,273,000
Series D preferred stock issued in exchange for BMI
 Acquisition Group, Inc. preferred stock and in consideration
 for non-compete agreement                                       --    2,700,000
Accretion on preferred stock                                123,000      460,000
Amortization of deemed dividend on preferred stock           57,000    1,072,000
Accrual of preferred stock dividend                         113,000           --

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

(1)   BASIS OF PRESENTATION, BUSINESS AND PLAN OF RESTRUCTURING

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Intercell Corporation, a Colorado corporation (the Company, or Intercell), and its significant subsidiaries: California Tube Laboratory, Inc. through February 6, 1998, Cellular Magnetics, Inc. and Intercell Wireless Corporation through April 9, 1998, Nanopierce Technologies, Inc. acquired February 26, 1998, Sigma 7 Corporation, Particle Interconnect Corp, and Arizcan Properties, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Business and Plan of Restructuring

During 1998 and 1997, the Company manufactured products in three industry segments: (1) the production of fully functional computer memory modules from defective memory chips, (2) the production and rebuilding of electron power tubes in various forms and models, and (3) the production of electronic components. During 1998 and 1997, due to continuing operating losses, management decided to restructure the Company primarily through various acquisitions and divestitures, described below.

     a.      Disposition of California Tube Laboratory, Inc.

             Through January 1998, the Company's wholly owned subsidiary California Tube Laboratory, Inc. (CTL) manufactured and rebuilt electron power tubes. On February 6, 1998, the Company sold CTL to an unrelated third party. As consideration for the sale, the Company received $1,500,000 in cash, including $200,000 in Escrow (on September 16, 1998 the buyer received a distribution from escrow of approximately $184,000) and a $500,000 promissory note (Note 4).

     b.      Acquisition of Nanopierce Technologies, Inc.

             Through August 1997, the Company's wholly owned subsidiary Particle Interconnect Corp. (PI Corp.), was engaged in the development and manufacturing of particle-coated substrates for integrated circuits using patented interconnect technology (the PI Technology) and a proprietary trade secret electro-plating process (the PE Process). In September 1997, in connection with a change in business strategy the Company discontinued operations and recorded a charge of $801,000 related to the write-off of manufacturing equipment ($599,000) and lease abandonment ($202,000).

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              In February 1998, the Company transferred all of the intellectual property of PI Corp.(which had a historical carrying value of zero) to Nanopierce Technologies, Inc. (Nanopierce, formerly Sunlight Systems, Inc.) for 7,250,000 restricted shares of common stock and 100 Series A, 8%, voting, convertible, cumulative, participating, preferred shares of Nanopierce. The preferred shares are convertible to 7,250,000 restricted shares of Nanopierce's common stock. The Company has a 73% controlling interest in Nanopierce on a fully diluted basis. Nanopierce had no significant operations prior to this transaction. This transaction was accounted for using the purchase method of accounting and the results of operations of Nanopierce have been included in the Company's financial statements from the date of acquisition. The unaudited results of operations of the Company on a pro forma basis, as though Nanopierce had been acquired as of October 1, 1997 and October 1, 1996 are as follows:

                                                      1998               1997
                                                      ----               ----

                Revenue                                  --                  --
                Loss from continuing operations $(5,262,000)       $( 5,391,000)
                Net loss                        $(9,623,000)       $(16,543,000)
                Net loss applicable to
                     common shareholders        $(9,916,000)       $(18,075,000)
                  Net loss per share            $      (.29)       $      (1.00)


     c. Acquisition and Disposition of Cellular Magnetics, Inc. and Intercell Wireless Corporation

            Through June 1997, the Company's wholly owned subsidiaries Cellular Magnetics Inc. (CMI), (which owned all the assets and liabilities of A.C. Magnetics, Inc., d.b.a. M.C. Davis Co., Inc.) and Intercell Wireless Corporation (IWC), manufactured and distributed electronic components. In July 1997, the Company entered into a stock purchase agreement to sell CMI and IWC to Intercell Technologies Corporation
            (ITC) in exchange for ITC common stock and notes valued at $1,835,000, and 1,100,000 shares of the Company's common stock owned by ITC, valued at $385,000. At the time the transaction was proposed, a former Director/Executive Vice President of the Company owned a controlling interest in ITC. No gain or loss was recognized on the transaction. The following is a list of assets sold, including cash loaned and liabilities transferred to ITC:

                 Current assets                              $  600,000
                 Property, plant and equipment                  349,000
                 Goodwill and other intangibles               1,026,000
                 Accounts payable                            (  175,000)
                                                              ---------
                   Net assets sold                            1,800,000

                 Cash loaned to ITC                             345,000
                 Sale of corporate office furniture              75,000
                                                              ---------
                   Total assets sold, including cash loaned,
                    and liabilities transferred              $2,220,000
                                                              =========

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             In September 1997, the Company evaluated the recoverability of its investment in ITC and concluded that an impairment charge of $835,000 was necessary to reflect continued uncertainties regarding the realization of its investment in and advances to ITC. The $835,000 charge represented the difference between the carrying amount of the investment in and advances to ITC and the estimated fair value of assets collateralizing the advances.

             In January 1998, ITC advised the Company that it would default on all obligations owed to the Company. The Company undertook immediate steps to protect its interest including the repossession and foreclosure of the primary assets of CMI. The Company recognized a loss of $900,000 due to impairment concerns associated with ITC's inability to repay the Company. On April 9, 1998, the Company sold CMI to its former owners for $700,000.

     d.      Acquisition and Liquidation of Sigma 7 Corporation

             In June 1997, the Company acquired Sigma 7 Corporation (Sigma), and through its subsidiary BMI Acquisition Group, Inc. (BMI), it developed and utilized a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. The purchase price for Sigma of $550,000 was allocated to the net assets acquired based on estimated fair values, as follows:

                  Fair value of assets acquired               $1,430,000
                  In-process research and development          2,022,000
                  Goodwill and other intangible assets         2,495,000
                  Liabilities assumed                         (5,461,000)
                                                               ---------
                  Cash paid, net of $64,000 cash acquired     $  486,000
                                                               =========

             As of September 30, 1997, the Company determined that goodwill and other intangible assets, which represented the cost of the Company's investment in excess of the net tangible assets acquired was not recoverable based on the uncertainties surrounding the subsidiary's future cash flows and wrote off the remaining balance of approximately $2.3 million.

             The results of Sigma were included in the Company's consolidated results of operations from June 1997 until June 1998 when all operations were discontinued. On December 31, 1998, Sigma filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code.

At September 30, 1998, the Company's remaining operating subsidiary is Nanopierce, which is engaged in the design, development and licensing of products using its intellectual property and PI Technology. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company markets the PI Technology to technology companies for use in various industries for a wide range of applications. The Company has not recognized any royalty revenue through September 30, 1998, pending the resolution of litigation regarding a license agreement (Note 11).

                     INTERCELL CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1998 and 1997, and has a working capital deficiency and a stockholders' deficit at September 30, 1998. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

       The Company has formulated plans and strategies to address the Company's financial condition and increase profitability, including the following:

       a. Through 1998, the Company discontinued, sold, and/or abandoned certain of its operations, which management anticipates will eliminate significant operating and overhead expenses, and which have contributed to the Company's operating losses in the past.

       b. The Company completed the acquisition of Nanopierce in 1998, which the Company intends to market its PI Technology, primarily through the development of strategic relationships with established leaders in the technology industry, the licensing of the PI Technology and/or the sale of products incorporating the PI Technology.

       c. The Company is continuing efforts to seek and obtain debt and/or equity financing to further support its operating needs.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Use of Estimates

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Cash Equivalents and Restricted Cash

       Cash equivalents consist of highly liquid investments with an original maturity of less than three months at the date of purchase. Restricted cash consists of cash held in an escrow account in connection with the Company's sale of CTL.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Notes Receivable

       Management periodically evaluates receivable balances. Evaluations are based primarily on assessments of the borrowers' financial condition and the underlying value of the collateral to determine if any impairment is evident.

       Revenue Recognition

       Revenues associated with discontinued operations were recognized when earned, generally upon product shipment. A provision was made for estimated customer returns at the time of sale.

       Inventories

       Inventories associated with discontinued operations were generally stated at the lower of cost (first in, first out), or market. During 1998, $110,000 of inventories associated with discontinued operations were written down, and the charge was included in the loss from discontinued operations. As of September 30, 1998, there are no remaining inventories.

       Property, Plant and Equipment

       Property, plant and equipment associated with discontinued operations were stated at cost. Depreciation expense was provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture, equipment, software, and vehicles, and the shorter of the useful life of the asset or the remaining lease term for leasehold improvements. During 1998, property and equipment associated with discontinued operations with a carrying value of $302,000 was written down, and the charge was included in the loss from discontinued operations.

       Long-Lived Assets

       The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds its fair value.

       Fair Value of Financial Instruments

       The carrying amounts of cash and cash equivalents, restricted cash, the note receivable, accounts payable and accrued liabilities, and convertible debentures approximate fair values due to the short maturities of such instruments. Management is not able to practicably estimate the fair value of the liabilities of discontinued operations due to uncertainties in connection with the Sigma 7 Chapter 7 bankruptcy (Note 7) or the related party notes payable, due to the related party nature of the underlying transaction.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share during 1998. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS 128 did not result in a change to the previously presented EPS for 1997.

       Stock-Based Compensation

       SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

       Recently Issued Accounting Standards

       In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosures of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. Currently, the Company does not have any items that would be classified as a component of comprehensive income. Therefore, management believes that implementation of SFAS No. 130 will not materially effect the Company's financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Financial Information, and in February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

       Reclassifications

       Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

(3)    RISK CONSIDERATIONS

       Business Risk

       The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

       Year 2000 Conversion

       The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Management believes the total cost of compliance, and its effect on the Company's future results of operations will be insignificant.

(4)    NOTES RECEIVABLE

       The note receivable of $38,000 at September 30, 1998, is non-interest bearing, due in installments through June 2001, and is collateralized by property and equipment. Interest was imputed on the note at 10%, and at September 30, 1998, the unamortized balance of the discount was $6,000.

       In connection with the Company's 1998 sale of CTL, the Company received a $500,000, 3% unsecured promissory note from the buyer, payable only once an environmental cleanup of the property formerly leased by CTL was complete. The Company was obligated to the owner of the property to pay 75% of any expenses related to the environmental cleanup, estimated to cost between $350,000 to $450,000. In January 1999, the Company entered into an agreement to assign its interest in the $500,000 note to the property owner in consideration of the property owner releasing the Company from any environmental cleanup liability. The Company recognized a loss of $500,000 in connection with the note assignment.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)    INVESTMENT IN LAND HELD FOR SALE

       The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. In September 1998, the Company evaluated the recoverability of its investment in land held for sale and concluded that an impairment charge of $924,000 was necessary to reduce the carrying value of the land to its estimated net realizable value of $500,000. The net realizable value of $500,000 at September 30, 1998, is based on management's assessments, negotiations with a potential third-party buyer, and other matters.

(6)    NOTES PAYABLE TO RELATED PARTIES AND CONVERTIBLE DEBENTURES

       Notes Payable to Related Parties

       Notes payable to related parties consist of two notes payable, due on demand, one to an affiliate of a minority shareholder and one to a minority shareholder/officer of the Company, which have balances of $24,000 and $44,000 at September 30, 1998, and bear interest at 10% and 8%, respectively. In addition, the Company has an unsecured, non-interest bearing, $18,000 note payable due on demand to an officer of the Company at September 30, 1998.

       Convertible Debentures

       In December 1997, the Company issued $750,000 of Series A-1 and $750,000 of Series A-2 convertible debentures with warrants attached. The convertible debentures were, at the time of issue, unsecured obligations of the Company. In connection with the debt issue, warrants were issued to the debt holders, entitling each holder to purchase 200,000 shares of the Company's common stock for $.17, $.50 and $1.00 per share, respectively. The warrants expire three years from the date of issue. The portion of the proceeds applicable to these warrants was $15,000. In addition, the Company paid a third-party investment banker a $180,000 commission and issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.15 per share. The $180,000 commission and the warrants, which were valued at $10,000, have been included in general administrative expense.

       The Series A-1 debentures require quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75.

       The Series A-2 debentures require quarterly interest payments at 9% per annum, beginning June 1, 1998, with an original maturity date of April 1999, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement. At the Company's request, the Series A-2 debentures were accelerated to December 31, 1998. As consideration for the acceleration, the Company provided collateral to the debenture holders for the entire $1,500,000. The Company assigned a first priority secured lien on the assets of Sigma, a first deed of trust on the land held for sale, and an assignment of the $2,200,000 note from ITC to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders in lieu of interest expense during the year ended September 30, 1998, of $100,000. During 1998, $659,000 was paid on the debentures, and at September 30, 1998, $826,000, plus accrued interest of $36,000 is due.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       A beneficial conversion feature of $225,000, representing the "in the money portion" of the debentures at the date of issuance, was recognized as a discount on the debentures and an increase to additional paid in capital. The discount was amortized to interest expense in 1998.

(7)    DISCONTINUED OPERATIONS

       The Company sold its wholly-owned subsidiary, CTL, on February 6, 1998; the Company effectively terminated the non-PI Technology related operations and activities of PI Corp. in September 1997 and transferred the PI Technology to Nanopierce in February, 1998; the Company sold CMI and IWC in July 1997, and in June 1998, the Company discontinued all operations of Sigma. The summarized resulting discontinued operations are as follows:

1998               CTL       CMI       IWC       SIGMA     PI CORP      TOTAL
----            ------    ------     ------     -------    --------     -----

 Net sales    $1,583,000   814,000        --     669,000        --   3,066,000
 Loss from
  Operations  $( 215,000) (  6,000) (838,000) (2,947,000) (104,000) (4,110,000)
 Gain/(Loss)
  on Disposal $( 832,000)  544,000        --          --        --  (  288,000)

1997               CTL       CMI       IWC       SIGMA     PI CORP      TOTAL
----            ------    ------     ------     -------    --------     -----

Net sales    $4,655,000 1,480,000        --   1,594,000         --    7,729,000
Income
 (loss) from
 operations  $  156,000 (  64,000) (386,000) (7,096,000)(3,798,000) (11,188,000)

       Liabilities of discontinued operations at September 30, 1998, consist of Sigma liabilities as follows:

          Accounts payable and accrued liabilities                 $   986,000
          Notes payable                                              2,173,000
          Other liabilities                                            121,000
                                                                    ----------
                                                                   $ 3,280,000
                                                                    ==========

       Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998(Note 11).


(8)    MINORITY INTEREST IN SUBSIDIARY AND SUBSIDIARY STOCK TRANSACTIONS

       In July 1998, Nanopierce executed a securities purchase agreement with a third-party buyer (Buyer) pursuant to which the Buyer agreed to acquire 150,000 shares of Nanopierce Series B preferred stock (Series B) and 700,000 shares of Nanopierce Series C preferred stock (Series C) at $10 per share at specified closing dates. The agreement was for a two-year period and would have allowed Nanopierce to issue the Buyer up to $8,500,000 of preferred stock. In addition, Nanopierce would have issued warrants to the Buyer on each closing date.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Through September 30, 1998, Nanopierce issued 75,000 shares of Series B Preferred Stock at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). The balance due on the remaining closings was canceled by mutual consent of Nanopierce and the Buyer.

       The Series B shares are non-voting with cumulative dividends of $.70 per share per year and are redeemable by Nanopierce at $12 per share plus any accumulated and unpaid dividends. The Series B shares are convertible into shares of Nanopierce common stock at a conversion rate of $10 per share plus accumulated and unpaid dividends, divided by the lessor of 110% of the average closing bid price of the Nanopierce common stock for the five days prior to the purchase of the Series B shares or 80% of the average closing bid price of Nanopierce's common stock for the five days prior to the conversion date.

       In September 1998, 8,000 shares of the Series B Preferred Stock were converted into common shares of Nanopierce, and at September 30, 1998, 67,000 shares of Nanopierce Series B Preferred Stock were outstanding with a balance of $590,000, which has been presented as a minority interest in subsidiary in the accompanying consolidated financial statements.

       During 1998, Nanopierce also issued 1,265,093 shares of its common stock in exchange for services valued at approximately $877,000, based upon the market price of the Nanopierce common stock at the date the services were performed. Approximately 970,000 shares ($174,000 of the total expense) was attributed to employee compensation.


(9)    STOCKHOLDERS' EQUITY (DEFICIT)

       Series B Preferred Stock

       In July 1996, the Company issued 1,000 shares of Series B redeemable convertible preferred stock (Series B Preferred Stock) and detachable warrants for proceeds of $8,900,000 (net of issuance costs of $1,100,000). Each share of Series B Preferred Stock was convertible into common stock at the exchange rate in effect at the time of the conversion. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $1,765,000. The Company recognized $140,000, of the dividend in its 1997 net loss applicable to common stockholders calculation. In addition, the conversion terms included a beneficial adjustment to the exchange rate equal to the original issue price plus 10% of the original issue price per annum since July 10, 1996. The beneficial adjustment was treated as an accretion on the Series B Preferred Stock. For the year ended September 30, 1997, the amount of accretion was $193,000.

       During the year ended September 30, 1998, 5 shares of Series B Preferred Stock were converted into 678,761 shares of common stock. During the year ended September 30, 1997, 782 shares of Series B Preferred Stock were converted into 4,962,271 shares of common stock. At September 30, 1998, all shares of Series B Preferred Stock have been converted to common stock.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Each share of Series B Preferred Stock was accompanied by a detachable warrant to purchase a number of shares of common stock of the Company equal to 30% of the original aggregate purchase price of the shares of Series B Preferred Stock divided by a fixed conversion rate of $3.9375 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series B Preferred Stock offering as determined using the Black-Scholes pricing model. As of September 30, 1998, warrants to acquire 1,092,063 shares of common stock were outstanding. The warrants will expire if not exercised by July 1, 2001.

       Series C Preferred Stock

       In December 1996, the Company issued 525 shares of no par value Series C Preferred Stock (Series C Preferred Stock) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

       Each share of Series C Preferred Stock is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. Conversion of the Series C Preferred Stock is automatic upon the expiration of three years from the original date of issuance. At the date of issuance, the exchange rate was equal to 85% of the then prevailing market rate, resulting in a deemed dividend of $932,000 that was recognized by the Company in 1997.

       In addition, the conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since December 16, 1996. The beneficial adjustment is treated as an accretion on the Series C Preferred Stock. For the years ended September 30, 1998 and 1997 the amount of accretion was $123,000 and $267,000, respectively. The Series C Preferred Stock contains a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C Preferred Stock are not entitled to voting rights.

       Shares of Series C Preferred Stock, purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of shares of Series B Preferred Stock, are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 25% and 50% of the original aggregate purchase price of the shares of Series C Preferred Stock divided by a fixed conversion rate of $3.25 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series C Preferred Stock offering as determined using the Black-Scholes pricing model. As of September 30, 1998, warrants to acquire 745,386 shares of common stock were outstanding. The warrants will expire if not exercised by November 30, 2001.

       During the year ended September 30, 1998, 20 shares of Series C Preferred Stock were converted into 4,204,798 shares of common stock. During the year ended September 30, 1997, 358 shares of Series C Preferred Stock were converted into 9,449,575 shares of common stock. A total of 147 shares of Series C Preferred Stock are outstanding at September 30, 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Series D Preferred Stock

       In September 1997, the Company issued 1,000 shares of Series D redeemable convertible preferred stock (Series D Preferred Stock) in exchange for 1,000 shares of BMI preferred stock. Each share of Series D Preferred Stock is convertible into the Company's common stock beginning
       January 1, 1999, at the option of each holder, or automatically upon the affirmative vote of the holders of a majority of the Series D Preferred Stock. Each share of Series D Preferred Stock converts into three common shares of the Company which would be acquired at the then current market price multiplied by the conversion factor as described in the preferred stock agreements. In September 1997, the Company also issued 80 shares of Series D Preferred Stock as partial payment on non-compete agreements with two related parties.

       In January 2003, the exchange rate will be equal to 90% of the then prevailing market rate, resulting in a deemed dividend of approximately $300,000. The Company is recognizing the dividend in its net income
       (loss) per common share calculation over the period beginning with the date of issuance through January 1, 2003. The amount of deemed dividend for the year ended September 30, 1997, was not significant. The amount of deemed dividend for the year ended September 30, 1998 was $57,000.

       In the event the total number of shares issuable upon conversion exceeds 10% of the then issued and outstanding shares, the Company must redeem the Series D Preferred Stock within 90 days, which, if converted, would exceed the 10% limitation, at their face value, plus all accrued dividends.

       The Series D Preferred Shares contain a liquidation preference equal to the sum of the deemed purchase price of $2,500 per share, and 6% of the deemed purchase price per annum for the period from January 1, 1998 to the date of the event of liquidation. Shares of Series D Preferred Stock are not entitled to voting rights; shares are entitled to receive a cumulative 6% dividend commencing January 1, 1998, are redeemable by the Company, and will receive registration rights permitting the resale of not more than 20% of the outstanding Series D Preferred Stock in connection with any registered firm commitment to underwrite the Company's common stock after December 31, 1998. For the year ended September 30, 1998 accrued dividends on the Series D Preferred Stock approximated $113,000.

       Stock Options

       Intercell has established a Compensatory Stock Option Plan (the Option
       Plan) and has reserved 14,000,000 shares of common stock for issuance under the Option Plan. Incentive stock options can be granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       A summary of the status of the Option Plan is as follows:


                                                    December 31,
                                  -------------------------------------------
                                          1998                  1997
                                      ------------           -----------
                                             Weighted-              Weighted-
                                              Average               Average
                                   Shares     Exercise    Shares     Exercise
                                               Price                  Price
                                 ----------   -------   ----------   -------
Outstanding at
  beginning of year               8,952,000    $0.77     3,996,000    $1.56
Granted                             400,000     0.08     6,831,000     0.61
Forfeited                        (2,425,000)    0.37    (1,675,000)    2.01
Exercised                                --     0.00    (  200,000)    0.75
                                  ---------              ---------
Outstanding at end of year        6,927,000     0.87     8,952,000     0.77
                                  =========              =========

Options exercisable at
  end of year                     6,927,000     0.87     8,896,000     0.77

Weighted-average fair value of
  options granted during the
  year at market                                0.10                   0.098

Weighted-average fair value of
  options granted during the
  year at less than market                      0.05                     --


      The following table summarizes information about stock options outstanding as of September 30, 1998:


                          Options Outstanding               Options Exercisable
                  ----------------------------------      ----------------------
                              Weighted-
                               Average       Weighted-                  Weighted
Range of                      Remaining      Average                    Average
Exercise        Number       Contractual     Exercise       Number      Exercise
 Prices      Outstanding        Life          Price       Exercisable    Price
--------     -----------     -----------     --------     -----------   --------

$0.05-0.50    5,670,000      8.66 years       $0.40        5,670,000      $0.40
 0.75-1.50      296,000      7.54              0.93          296,000       0.93
 2.00-4.00      961,000      7.89              3.60          961,000       3.60
              ---------                                    ---------
              6,927,000      8.30              0.87        6,927,000       0.87
              =========                                    =========

       During 1998, options to purchase 400,000 shares of the Company's common stock at exercise prices ranging from $.05 to $.10 per share, were granted to two employees and a director of the Company. The exercise prices were based on the estimated market value of the Company's common stock at the date of grant and expire through 2008.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Options granted during 1997 include options to purchase 100,000 shares of the Company's common stock were granted to a nonemployee for consulting services. The options were granted at the market value on the grant date, vested 1/12 per month and expire 10 years from the date of grant. The Company recorded an expense of $148,000 related to the grant based on the fair value of the options as determined using the Black-Scholes pricing model.

       The Company recorded deferred compensation of $678,000 in 1997 for the difference between the exercise price and the fair value of the common stock related to stock options granted. Compensation expense of $3,000 in 1998 and $1,006,000 in 1997 has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

       Accounting for Stock-Based Compensation Under SFAS No. 123

       The Company applies APB 25 for its stock plans. Had compensation cost for the Company's stock plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123 the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                 1998             1997
                                                 ----             ----

       Net loss, as reported               $(9,493,000)    $(16,481,000)
       Net loss, pro forma                  (9,514,000)     (17,472,000)
       Net loss per share, as reported          (0.26)           (0.99)
       Net loss per share, pro forma            (0.26)           (1.05)

       The fair value of options granted during 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 1998             1997
                                                 ----             ----

       Expected dividend yield                    0%               0%
       Expected stock price votality           79.5%              60%
       Risk-free interest rate                 6.00%            5.74%
       Expected life of options              6.5 years       1.50 years

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Warrants

       At September 30, 1998, the following warrants to purchase common stock were outstanding:

            Number of Common           Purchase           Expiration
       shares covered by warrants        price              date
       --------------------------      --------           ----------

               1,092,063  (a)           $3.94             July 1, 2001
                 745,386  (b)           $3.25             November 30, 2001
                 600,000  (c)           $0.17 - 1.00      December 3, 2000
                 200,000  (d)           $0.15             December 3, 2002
               ---------
               2,637,450
               =========

             (a)  Warrants issued in connection with series B Preferred Stock.
             (b)  Warrants issued in connection with Series C Preferred Stock.
             (c)  Warrants issued in connection with  Convertible Debentures.
             (d)  Warrants issued for consulting services.

       Other

       During 1998 the Company issued 1,516,000 shares of the Company's common stock to third parties, valued at $127,000 based upon the market value of the stock at the date of issue, primarily as consideration for services performed.

(10)   INCOME TAXES

       The Company did not incur an expense for income taxes in 1998 and 1997. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                        Years Ended
                                                        September 30,
                                                    ---------------------
                                                    1998             1997
                                                    ----             ----

       Computed "expected" tax benefit          $(3,235,000)     $(5,659,000)
       State "expected" tax benefit              (  665,000)      (1,495,000)
       Change in valuation allowances             3,686,000        6,526,000
       Net operating loss carryforwards
         for state purposes not available
         for future utilization                     214,000          628,000
                                                  ---------        ---------
                                                $        --      $        --
                                                 ==========       ==========

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 1998 are as follows:


       Deferred tax assets:
         Net operating loss carryforwards     $11,080,000
         Basis in land held for sale              378,000
         Goodwill and other intangibles         1,285,000
                                               ----------
                                               12,743,000
       Less valuation allowance               (12,743,000)
                                               ----------
         Net deferred tax assets              $        --
                                               ==========

       As of September 30, 1998, the Company had net operating loss carryforwards for federal and state income tax purpose of approximately $27,000,000 and $20,000,000, respectively. The federal net operating losses expire from 2007 to 2018. The state net operating losses expire from 2000 to 2018. The difference between the federal and state loss carryforwards results primarily from a 50% limitation on California net operating losses. The Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses should the Company have an ownership change as defined in section 382 of the Internal Revenue Code. The Company's net operating loss carryforwards may be further reduced or restricted by approximately 50% as a result of the liquidation of certain subsidiaries.

(11)   COMMITMENTS AND CONTINGENCIES

       Office Lease

       The Company leases office space under a non-cancelable operating lease agreement. This lease requires future minimum lease payments of $24,000 per year through September 30, 2001. The lease also requires the Company to pay tax, maintenance, insurance, and certain other operating costs of the leased property.

       Rent expense under this lease was approximately $24,000 and $20,000 in 1998 and 1997, respectively.

       Related Party Facilities Leases

       CTL, which the Company sold in February, 1998, leased its principal facility on a month-to-month basis from a significant stockholder. Monthly rental payments under this facility lease were $10,000.

       The Company also leased a facility in Vancouver, Canada, from a former executive and director of the Company with monthly rental payments of $3,000. This lease was terminated in February, 1998 upon payment of a lease termination fee of $129,000. Related party lease expense was $178,000 and $156,000 in 1998 and 1997, respectively.

                     INTERCELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Guarantee Agreement

       In connection with the acquisition of M.C. Davis Co., Inc. (M.C. Davis) in 1996, the Company guaranteed the former shareholders of M.C. Davis that the 277,778 shares of the Company's common stock issued to them would have a value on October 8, 1998 of not less than $4.00 per share. On October 8, 1998, the price per share of the Company's common stock was $.025. In satisfaction of the guarantee, in October 1998, the Company agreed to transfer 850,000 restricted common shares of its Nanopierce common stock held by the Company and issue 1,293,899 restricted shares of the Company's common stock to the former shareholders. As a result of these transactions, the Company recorded a loss of $32,000 in 1998, which represented: (1) the difference between the estimated market value of the subsidiary stock and the Company's recorded cost of its investment in the subsidiary stock at the date of the transaction ($689,000 gain) and (2) the guaranteed obligation of $721,000.

       Subsidiary Shareholder Agreement

       Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,700,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement in September 1998 to place 750,000 shares of Nanopierce common stock in escrow, to be held for the benefit of the Sigma investors. The agreement stipulates that the 750,000 shares may be sold in order to utilize the proceeds to pay the Sigma investors. The Agreement provides that no sale of shares may be made below $2.00 per share and the volume of sales cannot exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction. Any shares not required to be sold are to be returned to the Company. The Company is not required to provide any further shares of Nanopierce or any other consideration in the event the sale of these shares is insufficient to repay all the obligations.

       License Agreements

       Nanopierce has license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement is idle and therefore these agreements have not produced any royalty fees for Nanopierce. With regard to all current licensees, Nanopierce is involved in pending litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through September 30, 1998 total approximately $38,000. These monies are being held in an escrow account, outside of Nanopierce's control, until the litigation is resolved. Although management believes that Nanopierce will ultimately be successful in defending this matter, the Company has not recognized any royalty revenue until the ultimate outcome can be determined. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the PI Technology.