Form 10QSB
period 1998-12-31
INTERCELL CORP
filed 1999-08-03
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended December 31, 1998

OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

                     INTERCELL CORPORATION
                     ---------------------
(Exact name of small business issuer as specified in its charter)

     Colorado                              84-0928627
     --------                              ----------
(State or other jurisdiction of                    (I.R.S. employer
 incorporation or organization)                 identification number)

          370 17th Street, Suite 3580
            Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (303) 592-1010

                       Not applicable
(Former name, former address or former fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---


As of July 30, 1999 there were 55,544,743 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes  X      No
                                                           ---        ---

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----

    Condensed Consolidated Balance Sheet
       December 31, 1998                                                     1

    Condensed Consolidated Statements of Operations
       For the Three Months Ended December 31, 1998 and 1997                 2

    Condensed Consolidated Statement of Changes in Stockholders' Equity
       For the Three Months Ended December 31, 1998                          3

    Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended December 31, 1998 and 1997                 4

    Notes to Condensed Consolidated Financial Statements
       December 31, 1998                                                     5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                10


PART II - OTHER INFORMATION                                                 12


ITEM 2.  CHANGES IN SECURITIES                                              13

ITEM 6.  EXHIBITS                                                           13


    SIGNATURES

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                December 31, 1998

Assets
- -------------------------------------------------------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     24,000
  Restricted cash . . . . . . . . . . . . . . . . . . . . . .        16,000
  Note receivable, current portion. . . . . . . . . . . . . .        12,000
                                                               -------------
    Total current assets. . . . . . . . . . . . . . . . . . .        52,000

Note receivable, less current portion . . . . . . . . . . . .        26,000
Investment in land held for sale. . . . . . . . . . . . . . .       500,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        17,000
                                                               -------------

       Total assets . . . . . . . . . . . . . . . . . . . . .  $    595,000
                                                               =============

Liabilities and Stockholders' Deficit
- -------------------------------------------------------------

Current liabilities:
  Notes payable to related parties. . . . . . . . . . . . . .  $     86,000
  Accounts payable and accrued liabilities. . . . . . . . . .       966,000
  Convertible debentures. . . . . . . . . . . . . . . . . . .       826,000
  Liabilities of discontinued operations. . . . . . . . . . .     3,347,000
                                                               -------------
    Total current liabilities . . . . . . . . . . . . . . . .     5,225,000
                                                               -------------

Minority interest in subsidiary . . . . . . . . . . . . . . .       505,000
                                                               -------------

Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 147 shares issued and outstanding
     (liquidation preference of $1,653,750) . . . . . . . . .     1,391,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $2,700,000) . . . . . . . . .     2,438,000
  Warrants to acquire common stock. . . . . . . . . . . . . .     3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    37,964,533 shares issued and outstanding. . . . . . . . .    21,361,000
  Additional paid-in capital. . . . . . . . . . . . . . . . .     4,187,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .   (37,587,000)
                                                               -------------
      Total stockholders' deficit . . . . . . . . . . . . . .   ( 5,135,000)
                                                               -------------

        Total liabilities and stockholders' deficit . . . . .  $    595,000
                                                               =============

See accompanying notes to consolidated financial statements.

                                        1

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                     --------------------
                                                         1998          1997
                                                      ----------    ----------
General and administrative expense                  $    417,000   $  1,481,000
                                                      ----------     ----------

Loss from operations. . . . . . . . . . . .          (   417,000)   ( 1,481,000)
                                                      ----------     ----------

Interest income.. . . . . . . . . . . . . .                  -          115,000
Interest expense  . . . . . . . . . . . . .          (    20,000)   (     5,000)
                                                      ----------     ----------
                                                     (    20,000)       110,000
                                                      ----------     ----------

Loss from continuing operations.  . . . . .           (  437,000)   ( 1,371,000)
                                                       ---------     ----------

Discontinued operations:
  Loss from operations to be disposed of. .          (    67,000)   ( 1,628,000)
                                                      ----------     ----------

Loss from discontinued operations.. . . . .          (    67,000)   ( 1,628,000)
                                                      ----------     ----------

Net loss . . . . . . . . . . . . .. . . . .          (   504,000)   ( 2,999,000)

Deemed dividend on Series C and D preferred stock
  relating to in-the-money conversion terms.         (    14,000)           -
Accrued dividends on Series D preferred stock        (    37,000)           -
Accretion on Series B and C preferred stock.         (    29,000)   (    35,000)
                                                      ----------     ----------


Net loss applicable to common stockholders          $(   584,000)  $( 3,034,000)
                                                      ==========     ==========

Net loss per share, basic and diluted, applicable
   to common stockholders:
  Loss from continuing operations.. . . . .         $(      0.02)  $(      0.05)
  Loss from discontinued operations.. . . .          (      0.00)   (      0.05)
                                                      ----------     ----------

  Net loss . . . . . . . . . . . . .. . . .         $(      0.02)  $(      0.10)
                                                      ==========     ==========

Weighted average number of common
  shares outstanding                                  37,514,481     29,481,871
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity(Deficit)
                                   (Unaudited)
                      Three Months Ended December 31, 1998


                                         Convertible
                                        Preferred Stock        Warrants to        Common Stock
                                      ------------------         Acquire          ------------
                                     Shares         Amount     Common Stock    Shares      Amount
                                  -------------  ------------  ------------  ----------  -----------
Balances, October 1, 1998                1,227  $ 3,749,000     3,075,000   36,670,634  $ 21,329,000

Common stock issued for
  settlement                                                                 1,293,899        32,000
Conversion of preferred stock
  to common stock by subsidiary
Accretion on preferred stock                         29,000
Amortization of deemed dividend                      14,000
Accrual of preferred stock
  dividend                                           37,000
Net loss
                                       -------    ---------     ---------   ----------    ----------
Balance as of December 31, 1998          1,227  $ 3,829,000     3,075,000   37,964,533  $ 21,361,000
                                       =======    =========     =========   ==========    ==========


                                                                     Total
                                   Additional                     Stockholders'
                                    Paid-In      Accumulated         Equity
                                    Capital        Deficit          (Deficit)
                                   ---------   ---------------     -----------
Balances, October 1, 1998          4,098,000      (37,003,000)     (4,752,000)

Common stock issued for
  settlement                                                           32,000
Conversion of preferred stock
  to common stock by subsidiary       89,000                           89,000
Accretion on preferred stock                      (    29,000)
Amortization of deemed dividend                   (    14,000)
Accrual of preferred stock
  dividend                                        (    37,000)
Net loss                                          (   504,000)     (  504,000)
                                   ---------       ----------       ---------
Balance as of December 31, 1998    4,187,000      (37,587,000)     (5,135,000)
                                   =========       ==========       =========


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         December 31,
                                                                    ---------------------
                                                                         1998         1997
                                                                    ------------  -------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $       (   504,000)  $( 2,999,000)
 Less loss from discontinued operations. . . . . . . . . .               67,000      1,628,000
                                                                    ------------   ------------
   Loss from continuing operations . . . . . . . . . . . .          (   437,000)   ( 1,371,000)
 Adjustments to reconcile net loss to net cash used in
  in operating activities:
  Common stock and warrants issued for interest/services .                  -          194,000
  Changes in operating assets and liabilities:
   Decrease in prepaid expenses
     and other current assets. . . . . . . . . . . . . . .                  -      (    80,000)
   Increase (decrease) in accounts payable
     and accrued liabilities . . . . . . . . . . . . . . .              185,000        372,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . .                3,000            -
                                                                    ------------   ------------
    Net cash used in continuing operations . . . . . . . .          (   249,000)   (   885,000)
                                                                    ------------   ------------
    Net cash (used in) provided by discontinued operations          (       -  )       214,000
                                                                    ------------   ------------

Cash flows from investing activities:
 Other assets. . . . . . . . . . . . . . . . . . . . . . .               21,000            -
 Payments received on notes receivable . . . . . . . . . .                1,000            -
                                                                    ------------   ------------
   Net cash provided by investing activities . . . . . . .               22,000            -
                                                                    -----------    ------------

Cash flows from financing activities:
 Proceeds from notes payable . . . . . . . . . . . . . . .                  -        1,500,000
                                                                    ------------   ------------
  Net cash provided by financing activities. . . . . . . .                  -        1,500,000
                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents . . .          (   227,000)       829,000
Cash and cash equivalents beginning of period. . . . . . .              251,000         11,000
                                                                    ------------   ------------
Cash and cash equivalents end of period. . . . . . . . . .  $            24,000   $    840,000
                                                                    ============   ============

Supplemental disclosure of cash flow information:
 Cash paid for interest. . . . . . . . . . . . . . . . . .  $             2,000   $      5,000
                                                                    ============   ============

Supplemental disclosure of noncash investing and financing activities:
                                                             1998        1997
                                                             ----        ----
Additional paid-in capital from conversion
 feature of debentures                                  $     -      $ 225,000
Common stock issued for settlement                         32,000          -
Accretion on preferred stock                               29,000       35,000
Amortization of deemed dividend on preferred stock         14,000          -
Accrual of preferred stock dividend                        37,000          -

See  accompanying  notes  to  consolidated  financial  statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1998

1.  PRESENTATION OF INTERIM INFORMATION

The accompanying consolidated financial statements include the accounts of Intercell Corporation and its wholly-owned subsidiaries (the "Company"). All inter-company transactions have been eliminated.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 1998 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency and a stockholders' deficit at December 31, 1998. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

The Company has formulated plans and strategies to address the Company's financial condition and increase profitability, including the following:

a. Through 1998, the Company discontinued, sold, and/or abandoned certain of its operations, which management anticipates will eliminate significant operating and overhead expenses, and which have contributed to the Company's losses in the past.

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

2.  USE OF ESTIMATES

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

3.  RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1998


4.  NET LOSS PER SHARE

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


5.  RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the FASB, issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Financial Information, and in February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements are effective for fiscal years beginning after December 31, 1997, require disclosure only and therefore will not impact the Company's financial statements.

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


6.  RISK CONSIDERATIONS

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1998


7.  COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income consisting of certain items previously not included in the statements of operations including unrealized gains and losses among others. For the three months ended December 31, 1998 and 1997, the Company has no items of comprehensive income.


8.  DISCONTINUED OPERATIONS

The Company sold its wholly-owned subsidiary, CTL, on February 6, 1998; the Company effectively terminated the non-PI Technology related operations and activities of PI Corp. in September 1997 and transferred the PI Technology to Nanopierce in February, 1998; the Company sold CMI and IWC in July 1997, and in June 1998, the Company discontinued all operations of Sigma. Sigma filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code on December 30, 1998. The summarized results of discontinued operations are as follows:

1998               CTL       CMI        IWC       SIGMA    PI CORP     TOTAL
- ----             ------    ------     ------     -------   --------    -----

 Net sales     $      -         -         -          -         -           -
 Loss from
  Operations   $      -         -         -   (   67,000)      -       (67,000)
 Gain (loss)
  on Disposal  $      -         -         -          -         -           -

1997               CTL       CMI        IWC       SIGMA    PI CORP     TOTAL
- ----             ------    ------     ------     -------   -------     -----

 Net sales     $1,302,000   464,000       -      288,000       -     2,054,000
 Income
  (loss) from
  operations   $  246,000    20,000  (789,000) ( 941,000) (164,000) (1,628,000)

Liabilities of discontinued operations at December 31, 1998, consist of Sigma liabilities as follows:

Accounts payable and accrued liabilities                 $   986,000
Notes payable                                              2,240,000
Other liabilities                                            121,000
                                                          ----------
                                                         $ 3,347,000
                                                          ==========

Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1998


9.  ACQUISITION OF NANOPIERCE TECHNOLOGIES, INC.

In February 1998, the Company acquired control of Nanopierce Technologies, Inc. in a transaction accounted for using the purchase method of accounting. The results of operations of Nanopierce have been included in the Company's financial statements from the date of acquisition. The unaudited results of operations of the Company on a pro forma basis, as though Nanopierce has been acquired as of October 1, 1997 are as follows for the three months ended December 31, 1997:

          Revenue                                     $       -
          Loss from continuing operations             $(1,385,000)
          Net Loss                                    $(3,013,000)
          Net Loss applicable to
               common shareholders                    $(3,048,000)
          Net Loss per share                          $     (0.10)


10.  MINORITY INTEREST IN SUBSIDIARY AND SUBSIDIARY STOCK TRANSACTIONS

Through December 31, 1998, Nanopierce issued 75,000 shares of Series B Preferred Stock at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). The Series B shares are non-voting with cumulative dividends of $.70 per share per year and are redeemable by Nanopierce at $12 per share plus any accumulated and unpaid dividends. The Series B shares are convertible into shares of Nanopierce common stock at a conversion rate of $10 per share plus accumulated and unpaid dividends, divided by the lessor of 110% of the average closing bid price of the Nanopierce common stock for the five days prior to the purchase of the Series B shares or 80% of the average closing bid price of Nanopierce's common stock for the five days prior to the conversion date.

Through December 31, 1998, 16,500 shares of the Series B Preferred Stock were converted into common shares of Nanopierce, and 58,500 shares of Nanopierce Series B Preferred Stock were outstanding with a balance of $505,000, which has been presented as a minority interest in subsidiary in the accompanying consolidated financial statements.


11.  STOCKHOLDERS EQUITY

In connection with the acquisition of M.C. Davis Co., Inc. (M.C. Davis) in 1996, the Company guaranteed the former shareholders of M.C. Davis that the 277,778 shares of the Company's common stock issued to them would have a value on October 8, 1998 of not less than $4.00 per share. On October 8, 1998, the price per share of the Company's common stock was $.025. In satisfaction of the guarantee, in October 1998, the Company agreed to transfer 850,000 restricted common shares of its Nanopierce common stock held by the Company and issue 1,293,899 restricted shares of the Company's common stock to certain former shareholders. As a result of these transactions, the Company recorded a loss of $32,000 in fiscal year 1998. On February 8, 1999 the Company agreed to issue 1,424,864 restricted shares of the Company's common stock to certain additional former shareholders of M.C. Davis. The Company recognized a loss of $85,000 in the quarter ended December 31, 1998 in connection with the February 8, 1999 agreement.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1998


12.  CONTINGENCIES

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

LICENSE AGREEMENTS

Nanopierce has license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement is idle and therefore these agreements have not produced any royalty fees for Nanopierce. With regard to all current licensees, Nanopierce is involved in pending litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through December 31, 1998 total approximately $49,000. These monies are being held in an escrow account, outside of Nanopierce's control, until the litigation is resolved. Although management believes that Nanopierce will ultimately be successful in defending this matter, the Company has not recognized any royalty revenue until the ultimate outcome can be determined. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the PI Technology.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the
year ended September 30, 1998.   This report contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements.

On February 26, 1998 Intercell Corporation transferred all of the intellectual property of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc for 7,250,000 shares of common stock of Nanopierce and 100 Series A 8% Voting, Convertible, Cumulative, Participating, Preferred shares of Nanopierce. The preferred shares are convertible into 7,250,000 shares of common stock. Intercell Corporation has an approximately 74% controlling interest in Nanopierce Technologies, Inc, a public company, on a fully diluted basis.

Intercell Corporation discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA, on June 5, 1998. Sigma 7 Corporation subsequently filed for protection under Chapter 7 of the United States Bankruptcy Code on
December 30, 1998.

The Company is currently engaged in the design, development and licensing of products using its patented particle interconnect technology, through its majority owned subsidiary Nanopierce Technologies, Inc.

In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000. Of this total $674,000 has been repaid.

RESULTS OF OPERATIONS

REVENUES:

The Company had no revenue from continuing operations for the periods ended December 31, 1998 and 1997.

RESEARCH AND DEVELOPMENT

The Company had no research and development expenses for the periods ended December 31, 1998 and 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 71.8% to $417,000 in the first quarter of the 1999 fiscal year compared to $1,481,000 in the first quarter of
fiscal 1998.   Management of the Company has attempted to reduce and control expenses by selling and/or abandoning certain of its operations.


OTHER INCOME/EXPENSE

The Company earned $115,000 in interest income on its cash and short-term investments during the three months ended December 31, 1997. The Company had no interest income during the three months ended December 31, 1998 due to the reduction in its cash and short-term investments. Interest expense increased as a result of the convertible debentures issued in December of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The independent auditors' report on Intercell Corporation's consolidated financial statements as of September 30, 1998, and for each of the years in the two-year period ended September 30, 1998 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Company has taken several steps regarding future operations including the following. In February and April 1998, the Company sold its interest in California Tube Laboratory, Inc. and A.C. Magnetics, Inc. to raise additional capital for ongoing operations. The Company received $1,500,000 in cash, including $200,000 in escrow, and a $500,000 note receivable for the sale of California Tube Laboratory, Inc. The Company received $700,000 in cash for the sale of A.C. Magnetics, Inc. which it used to pay down its debt on the convertible debenture.

The Company has also discontinued operations at Sigma 7 Corporation and Particle Interconnect Corporation during 1998 and in December 1998 Sigma filed for protection under the U.S. bankruptcy laws. The intellectual property rights to the Particle Interconnect technology have been transferred to Nanopierce Technologies, Inc. resulting in an approximate 74% ownership of that
company on a diluted basis.   Intercell Corporation has reduced its costs to a
bare minimum and is currently seeking its own financing.

During the three months ended December 31, 1998 and 1997 the Company's cash and cash equivalents from continuing operations decreased by $227,000. This decrease was due primarily to net cash used in continuing operations.

During the three months ended December 31, 1998 and 1997 the Company had no capital expenditures.

The Company believes that if financing of Nanopierce Technologies, Inc. can be completed, adequate funding is then available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce Technologies, Inc. products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the signing of Technology Cooperation Agreements with both ORGA Kartensystemes, GmbH, and Meinen, Ziegel & Co., an agreement to form a joint venture with Cirexx Corporation and an Application and Development Agreement with Multitape, GmbH & Co during the Spring of 1999.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurances that it will be able to raise funds through issuance of debt or equity in the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Louis DiFrancesco, the inventor of Nanopierce's technology filed a lawsuit on March 10, 1998 with the Superior Court of California, County of Santa Clara, Case No. CV772523, purportedly against the Company and other parties. Mr. DiFrancesco made numerous allegations purportedly against the Company, its employees, directors and officers and other affiliated companies and licensees. Pursuant to a stipulation among the parties, none of the defendants were required to file responsive pleadings until Mr. DiFrancesco's Complaint was amended or refiled. On December 24, 1998, DiFrancesco finally filed a First Amended and Supplemental Complaint against the Company, Nanopierce and Paul H. Metzinger. The Company filed responsive motions to dismiss or stay the claims arguing among other grounds that Mr. DiFrancesco was merely "forum shopping" and that the action was an attempt to retry the same matters which are the subject of litigation pending in the District Court in and for the City and County of Denver, Colorado and therefore should be dismissed or stayed by the court. The Court entered an order staying any further prosecution of the action in California pending the outcome of the Colorado litigation. The Company believes that the California action is without merit and intends to vigorously defend itself with respect to the matter alleged, if the lawsuit is further prosecuted.

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

On November 24, 1998, Mr. DiFrancesco filed an answer in the District Court for the City and County of Denver, Colorado, generally denying the allegations contained in the Company's complaint and asserting certain affirmative defenses. He also filed a Third Party Complaint against the Company, Nanopierce and Paul H. Metzinger. The answer also asserts counterclaims against the Company, Nanopierce and Paul H. Metzinger, individually, for breach of contract, fraud in the inducement and legal malpractice and seeks rescission of the merger pursuant to which Particle Interconnect Corporation and seeks rescission of the merger pursuant to which Particle Interconnect Corporation (a subsidiary of Intercell) acquired the Particle Interconnect Technology and certain declaratory relief. The Company, Nanopierce and Mr. Metzinger filed answers denying all of the allegations contained in the DiFrancesco Complaint. In addition, they filed motions requiring DiFrancesco's counterclaims to be more definite and certain in their alleged claims against the Company, Nanopierce and Metzinger. The District Court ruled in favor of the motions and required DiFrancesco to submit amended counterclaims. DiFrancesco failed to timely file the amended Counterclaims by February 19, 1999 when due. DiFrancesco did eventually file amended counterclaims on April 5, 1999. The

Company, Nanopierce and Metzinger filed motions to strike or dismiss the amended counterclaims for lacking the specificity required and because they were untimely filed. The Court denied this motion. The Company, Nanopierce and Metzinger filed Answers generally denying the allegations of the Third Party Complaint and the Counterclaims and, in turn, asserting affirmative defenses and Counterclaims against DiFrancesco. DiFrancesco has yet to answer the Counterclaims. The Court has scheduled the matter for trial setting.

On July 1, 1998, the Company was served a summons and complaint naming it, its subsidiary, Sigma and others affiliated with the Company, by Classic Trading, Inc., a California corporation, with the Superior Court of the State California, Count of Orange, CV 796047 (the " Classic Trading Lawsuit"). Classic Trading, Inc. alleges breach of contact and believes that it is owed $135,000.00. The Company has filed an answer denying the allegations. The litigation has not been further prosecuted since then.


                        ITEM 2.     CHANGES IN SECURITIES


The Company made the following unregistered sales of its securities from September 30, 1998 to December 31, 1998.


DATE OF SALE  TITLE OF SECURITIES  SHARES   CONSIDERATION   PURCHASER
- ------------  -------------------  ------   -------------   ---------
     11/2/98  Common Stock. . . .  793,899  Settlement     Jerry W. & June E.
                                                            Tooley Family Trust
     11/2/98  Common Stock. . . .  500,000  Settlement     David Putnam


                       EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information which they requested and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

                              ITEM 6.     EXHIBITS
EXHIBITS
Exhibit 11     Statement of Computation of Earnings per Share
Exhibit 27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:     August 2, 1999              By: /s/  Paul H. Metzinger
                                      --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer