Form 10QSB
period 1999-03-31
INTERCELL CORP
filed 1999-08-04
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended March 31, 1999

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


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Condensed Consolidated Balance Sheet
       March 31, 1999                                                      1

    Condensed Consolidated Statements of Operations
       For the Three and Six Months Ended March 31, 1999 and 1998          2

    Condensed Consolidated Statement of Changes in Stockholders' Equity
       For the Six Months Ended March 31, 1999                             3

    Condensed Consolidated Statements of Cash Flows
       For the Six Months Ended March 31, 1999 and 1998                    4

    Notes to Condensed Consolidated Financial Statements
       March 31, 1999                                                      6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              11


PART II - OTHER INFORMATION                                               13


ITEM 2.  CHANGES IN SECURITIES                                            14

ITEM 6.  EXHIBITS                                                         14


    SIGNATURES

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 1999

Assets
-------
Current assets:
  Cash and cash equivalents                                    $     26,000
  Restricted cash                                                    16,000
  Note receivable, current portion                                   12,000
                                                                -----------
    Total current assets                                             54,000

Note receivable, less current portion                                36,000
Investment in land held for sale                                    500,000
Other assets                                                         17,000
                                                                -----------

       Total assets                                            $    607,000
                                                                ===========

Liabilities and Stockholders' Deficit
--------------------------------------

Current liabilities:
  Notes payable to related parties                             $    160,000
  Accounts payable and accrued liabilities                          951,000
  Convertible debentures                                            826,000
  Liabilities of discontinued operations                          3,347,000
                                                                -----------
    Total current liabilities                                     5,284,000
                                                                -----------

Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 143 shares issued and outstanding
     (liquidation preference of $1,608,750)                       1,381,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $2,700,000)                       2,491,000
  Warrants to acquire common stock                                3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    41,319,591 shares issued and outstanding                     21,486,000
  Additional paid-in capital                                      4,891,000
  Accumulated deficit                                           (38,001,000)
                                                                -----------
      Total stockholders' deficit                               ( 4,677,000)
                                                                -----------

        Total liabilities and stockholders' deficit            $    607,000
                                                                ===========


See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended                 Six Months Ended
                                                   March 31,                         March 31,
                                           ------------------------             ------------------
                                           1999                1998             1999          1998
                                   --------------------  -----------------  ------------  ------------
General and administrative
  expense                          $      311,000          1,123,000          728,000       2,604,000
                                      ------------       ------------      ----------     ------------

Loss from operations                  (   311,000)       ( 1,123,000)      (  728,000)    ( 2,604,000)
                                      ------------       ------------      -----------    ------------

Interest income                               -                1,000              -           116,000
Interest expense                      (    21,000)       (   298,000)     (    41,000)    (   303,000)
                                      ------------       ------------     ------------    ------------
                                      (    21,000)       (   297,000)     (    41,000)    (   187,000)
                                      ------------       ------------     ------------    ------------

Loss from continuing operations       (   332,000)       ( 1,420,000)     (   769,000)    ( 2,791,000)
                                      ------------       ------------     ------------    ------------

Discontinued operations:
  Loss from operations to
   be disposed of                             -          ( 1,063,000)     (    67,000)    ( 2,691,000)
  Loss on sale of subsidiary                  -          (   350,000)             -       (   350,000)
                                      ------------       ------------     ------------    ------------

Loss from discontinued operations             -          ( 1,413,000)     (    67,000)    ( 3,041,000)
                                      ------------       ------------     ------------    ------------

Net loss                              (   332,000)       ( 2,833,000)     (   836,000)    ( 5,832,000)

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms       (    15,000)       (    30,000)     (    29,000)    (    30,000)
Accrued dividends on Series D
  preferred stock                     (    38,000)       (    37,000)     (    75,000)    (    37,000)
Accretion on Series B and C
  preferred stock                     (    29,000)       (    29,000)     (    58,000)    (    64,000)
                                      ------------       ------------     ------------    ------------

Net loss applicable to common
  stockholders                     $  (   414,000)       ( 2,929,000)     (   998,000)    ( 5,963,000)
                                      ============       ============     ============    ============

Net loss per share, basic and
   diluted, applicable
   to common stockholders:
  Loss from continuing operations  $  (      0.01)       (      0.05)     (      0.03)    (      0.10)
  Loss from discontinued
   operations                         (      0.00)       (      0.04)     (      0.00)    (      0.10)
                                      ------------       ------------     ------------    ------------

  Net loss                         $  (      0.01)       (      0.09)     (      0.03)    (      0.20)
                                      ============       ============     ============    ============

Weighted average number of common
  shares outstanding                   39,500,246         32,061,656       38,514,887      30,222,670
                                       ==========         ==========       ==========     ===========

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity(Deficit)
                                   (Unaudited)
                         Six Months Ended March 31, 1999

                                     Convertible
                                   Preferred Stock        Warrants to        Common Stock
                                 --------------------       Acquire     ------------------------
                                 Shares        Amount     Common Stock    Shares       Amount
                                 ------     -----------   ------------  ----------  ------------
Balances, October 1, 1998         1,227   $  3,749,000     3,075,000    36,670,634  $ 21,329,000

Common stock issued for
  settlements                                                            2,718,763       118,000
Conversion of Series C
  Preferred Stock                (    4)     (  39,000)                  1,930,194        39,000
Common stock issued
  by subsidiary
Accretion on preferred stock                    58,000
Amortization of deemed dividend                 29,000
Accrual of preferred stock
  dividend                                      75,000
Net loss
                                 ------    -----------    ----------   -----------   -----------
Balance as of March 31, 1999      1,223   $  3,872,000     3,075,000    41,319,591  $ 21,486,000
                                 ======    ===========    ==========   ===========   ===========

                                                                 Total
                                   Additional                 Stockholders'
                                    Paid-in     Accumulated      Equity
                                    Capital       Deficit       (Deficit)
                                  -----------   -----------   -------------
Balances, October 1, 1998          4,098,000    (37,003,000)  (4,752,000)

Common stock issued for
  settlements                                                    118,000
Conversion of Series C
  Preferred Stock
Common stock issued
  by subsidiary                      793,000
Accretion on preferred stock.                   (    58,000)
Amortization of deemed dividend                 (    29,000)
Accrual of preferred stock
  dividend                                      (    75,000)
Net loss                                        (   836,000)  (  836,000)
                                  ----------     ----------    ---------
Balance as of March 31, 1999       4,891,000    (38,001,000)  (4,677,000)
                                  ==========     ==========    =========


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
Cash flows from operating activities:
 Net loss                                                   $  (   836,000)    ( 5,832,000)
 Less loss from discontinued operations                             67,000       3,141,000
                                                             --------------    ------------
   Loss from continuing operations                             (   769,000)    ( 2,691,000)
 Adjustments to reconcile net loss to net cash used in
  in operating activities:
  Amortization of intangible assets                                    -             1,000
  Loss on abandonment/sale of property, plant, and equipment           -           900,000
  Common stock and warrants issued for
    interest/services/settlements                                  118,000         252,000
  Common stock of subsidiary issued for services                       -           472,000
  Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses
     and other current assets                                          -       (   599,000)
   Increase (decrease) in accounts payable
     and accrued liabilities                                       138,000          52,000
   Increase in payables to related parties                                             -
   Other                                                             3,000             -
                                                             --------------    ------------
    Net cash used in continuing operations                     (   510,000)    ( 1,613,000)
                                                             --------------    ------------
    Net cash (used in) provided by discontinued operations             -       ( 1,009,000)
                                                             --------------    ------------

Cash flows from investing activities:
 Other assets                                                       11,000             -
 Proceeds from disposition of business and sales of
   property and equipment                                              -         1,500,000
                                                             --------------    ------------
    Net cash provided by investing activities                       11,000       1,500,000
                                                             --------------    ------------

Cash flows from financing activities:
 Proceeds from sale of stock by subsidiary                         200,000            -
 Proceeds from notes payable                                       146,000       1,500,000
 Repayments of notes payable                                      ( 72,000)       (180,000)
                                                             --------------    ------------
    Net cash provided by financing activities                      274,000       1,320,000
                                                             --------------    ------------

Net increase (decrease) in cash and cash equivalents           (   225,000)        198,000
Cash and cash equivalents beginning of period                      251,000          11,000
                                                             --------------    ------------
Cash and cash equivalents end of period                     $       26,000         209,000
                                                             ==============    ============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                     $        4,000          81,000
                                                             ==============    ============


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


Supplemental disclosure of noncash investing and financing activities:
                                                             1999        1998
                                                             ----        ----
Additional paid-in capital from conversion
 feature of debentures                                   $     -      $ 225,000
Conversion of Series B preferred stock to common stock      39,000          -
Accretion on preferred stock                                58,000       64,000
Amortization of deemed dividend on preferred stock          29,000       30,000
Accrual of preferred stock dividend                         75,000       37,000

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1999


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency and a stockholders' deficit at March 31, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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


3.  RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1999


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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.


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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1999


7.  COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income consisting of certain items previously not included in the statements of operations including unrealized gains and losses among others. For the six months ended March 31, 1999 and 1998, the Company has no items of comprehensive income.


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

1999                CTL       CMI       IWC       SIGMA      PI CORP    TOTAL
----              ------    ------    -------    -------     --------   -----

Net sales     $       -         -         -           -         -           -
Loss from
 Operations   $       -         -         -    (   67,000)      -     (  67,000)
Gain (loss)
 on Disposal  $       -         -         -           -         -           -

1998                CTL       CMI       IWC       SIGMA      PI CORP    TOTAL
----              ------    ------    -------    -------     -------    -----

Net sales     $ 1,710,000   814,000       -       354,000       -     2,878,000
Income
 (loss) from
 operations   $(  215,000) (  6,000) (838,000) (1,530,000) (102,000) (2,691,000)
Gain (loss)
 on disposal  $(  350,000)      -         -           -         -    (  350,000)

Liabilities of discontinued operations at March 31, 1999, consist of Sigma liabilities as follows:

Accounts payable and accrued liabilities                 $   986,000
Notes payable                                              2,240,000
Other liabilities                                            121,000
                                                          ----------
                                                         $ 3,347,000
                                                          ==========

Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1999


9.  ACQUISITION OF NANOPIERCE TECHNOLOGIES, INC.

In February 1998, the Company acquired control of Nanopierce Technologies, Inc. in a transaction accounted for using the purchase method of accounting. The results of operations of Nanopierce have been included in the Company's financial statements from the date of acquisition. The unaudited results of operations of the Company on a pro forma basis, as though Nanopierce has been acquired as of October 1, 1997 are as follows for the six months ended March 31, 1998:

          Revenue                                    $       -
          Loss from continuing operations            $(2,958,000)
          Net Loss                                   $(5,962,000)
          Net Loss applicable to
            common shareholders                      $(6,093,000)
          Net Loss per share                         $     (0.20)


10.  SUBSIDIARY STOCK TRANSACTIONS

During the six months ending March 31, 1999, Nanopierce issued 75,000 shares of Series B Preferred Stock at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). As of March 31, 1999, all of the Series B Preferred Stock were converted into common shares of Nanopierce.

During the three months ended March 31, 1999, Nanopierce issued 1,000,000 shares of common stock for $200,000.


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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1999


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

LICENSE AGREEMENTS

Nanopierce has license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement is idle and therefore these agreements have not produced any royalty fees for Nanopierce. With regard to all current licensees, Nanopierce is involved in pending litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through March 31, 1999 total approximately $64,000. These monies are being held in an escrow account, outside of Nanopierce's control, until the litigation is resolved. Although management believes that Nanopierce will ultimately be successful in defending this matter, the Company has not recognized any royalty revenue until the ultimate outcome can be determined. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the PI Technology.

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

RESULTS OF OPERATIONS

REVENUES:

The Company had no revenue from continuing operations for the periods ended March 31, 1999 and 1998.

RESEARCH AND DEVELOPMENT

The Company had no research and development expenses for the periods ended March 31, 1999 and 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately 72% for the three months and six months ended March 31, 1999 compared to the three months and six
months ended March 31, 1998.   Management of the Company has attempted to reduce
and control expenses by selling and/or abandoning certain of its operations.

OTHER INCOME/EXPENSE

The Company earned $1,000 and $116,000 in interest income on its cash and short-term investments during the three months and six months ended March 31, 1998. The Company had no interest income during the three months and six months ended March 31, 1999 due to the reduction in its cash and short-term investments. Interest expense for the three months and six months ended March 31, 1999 represented interest due on the convertible debentures issued in December of 1997. Interest expense for the three months and six months ended March 31, 1998 represented interest due on the convertible debentures issued in December, 1997 and interest on other debt that was outstanding in 1998.

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

During the six months ended March 31, 1999 and 1998 the Company's cash and cash equivalents from continuing operations decreased by $225,000. This decrease was due primarily to net cash used in continuing operations.

During the six months ended March 31, 1999 and 1998 the Company had no capital expenditures.

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

                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 1999 to March 31, 1999.

DATE OF SALE  TITLE OF SECURITIES   SHARES       CONSIDERATION          PURCHASER
------------  -------------------  ---------  -------------------  --------------------
      2/8/99  Common Stock           712,432  Settlement           Jesse Salazar
      2/8/99  Common Stock           712,432  Settlement           Kon Wong
     2/18/99  Common Stock         1,024,073  Series C Conversion  Banque Edouard Swiss
      3/5/99  Common Stock           906,121  Series C Conversion  Banque Edouard Swiss


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

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:     August 4, 1999              By: /s/  Paul H. Metzinger
                                      --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer