Form 10QSB
period 1999-06-30
INTERCELL CORP
filed 1999-08-13
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended June 30, 1999

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


                       Not applicable
(Former name, former address or former fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         ----      -----


As of August 5, 1999 there were 55,544,743 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes  X      No
                                                          -----       -----

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Condensed Consolidated Balance Sheet
       June 30, 1999                                                       1

    Condensed Consolidated Statements of Operations
       For the Three and Nine Months Ended June 30, 1999 and 1998          2

    Condensed Consolidated Statement of Changes in Stockholders' Equity
       For the Nine Months Ended June 30, 1999                             3

    Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended June 30, 1999 and 1998                    4

    Notes to Condensed Consolidated Financial Statements
       June 30, 1999                                                       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              11


PART II - OTHER INFORMATION                                               13


ITEM 2.  CHANGES IN SECURITIES                                            14

ITEM 6.  EXHIBITS                                                         14


    SIGNATURES

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 1999


Assets
------
Current assets:
  Cash and cash equivalents                                    $     11,000
  Restricted cash                                                    16,000
  Note receivable                                                    10,000
                                                               ------------
    Total current assets                                             37,000

Investment in land held for sale                                    500,000
Other assets                                                         49,000
                                                                -----------

       Total assets                                            $    586,000
                                                                ===========

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Notes payable to related parties                             $    208,000
  Notes payable - other                                             134,000
  Accounts payable and accrued liabilities                          939,000
  Convertible debentures                                            826,000
  Liabilities of discontinued operations                          3,347,000
                                                                -----------
    Total current liabilities                                     5,454,000
                                                                -----------

Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 117 shares issued and outstanding
     (liquidation preference of $1,316,250)                       1,181,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $2,700,000)                       2,542,000
  Warrants to acquire common stock                                3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    52,170,351 shares issued and outstanding                     21,714,000
  Additional paid-in capital                                      6,711,000
  Accumulated deficit                                           (40,091,000)
                                                                -----------
      Total stockholders' deficit                               ( 4,868,000)
                                                                -----------

        Total liabilities and stockholders' deficit            $    586,000
                                                                ===========



See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended              Nine Months Ended
                                              June 30,                       June 30,
                                   ----------------------------     ------------------------
                                       1999             1998           1999          1998
                                   -----------       ----------     ----------    ----------
General and administrative
  expense                         $  1,998,000          732,000      2,726,000     3,336,000
                                    ----------       ----------     ----------    ----------

Loss from operations               ( 1,998,000)     (   732,000)   ( 2,726,000)  ( 3,336,000)
                                    ----------       ----------     ----------    ----------

Gain on sale of stock                   60,000              -           60,000           -
Interest income                          1,000            1,000          1,000       117,000
Interest expense                   (    74,000)     (    25,000)   (   115,000)  (   328,000)
                                    ----------       ----------     ----------    ----------
                                   (    13,000)     (    24,000)   (    54,000)  (   211,000)
                                    ----------       ----------     ----------    ----------

Loss from continuing operations    ( 2,011,000)     (   756,000)   ( 2,780,000)  ( 3,547,000)
                                    ----------       ----------     ----------    ----------

Discontinued operations:
  Loss from operations to
   be disposed of                          -        (   723,000)   (    67,000)  ( 3,414,000)
  Gain on sale of subsidiary               -            594,000            -         244,000
                                    ----------       ----------     ----------    ----------

Loss from discontinued operations          -        (   129,000)   (    67,000)  ( 3,170,000)
                                    ----------       ----------     ----------    ----------

Net loss                           ( 2,011,000)     (   885,000)   ( 2,847,000)  ( 6,717,000)

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms    (    14,000)     (    15,000)   (    43,000)  (    45,000)
Accrued dividends on Series D
  preferred stock                  (    38,000)     (    37,000)   (   113,000)  (    74,000)
Accretion on Series B and C
  preferred stock                  (    27,000)     (    29,000)   (    85,000)  (    93,000)
                                    ----------       ----------     ----------    ----------

Net loss applicable to common
  stockholders                    $( 2,090,000)     (   966,000)   ( 3,088,000)  ( 6,929,000)
                                   ===========       ==========     ==========    ==========

Net loss per share, basic and
   diluted, applicable
   to common stockholders:
  Loss from continuing operations $(      0.05)     (      0.02)   (      0.08)  (      0.12)
  Loss from discontinued
   operations                      (       -  )     (      0.01)   (      0.00)  (      0.10)
                                    ----------       ----------     ----------    ----------

  Net loss                        $(      0.05)     (      0.03)   (      0.08)  (      0.22)
                                    ==========       ==========     ==========    ==========

Weighted average number of
  common shares outstanding         45,081,546       35,848,917     40,735,635    31,291,413
                                    ==========       ==========     ==========    ==========

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity(Deficit)
                                   (Unaudited)
                         Nine Months Ended June 30, 1999


                                    Convertible
                                  Preferred Stock        Warrants to         Common Stock
                                -------------------        Acquire       --------------------
                                Shares       Amount      Common Stock    Shares        Amount
                                ------       ------      ------------    ------        ------
Balances, October 1, 1998        1,227    $  3,749,000    3,075,000     36,670,634   $21,329,000

Common stock issued for
  settlements                      -               -            -        2,718,763       118,000
Conversion of Series C
  Preferred Stock               (   30)    (   267,000)         -       12,780,954       267,000
Common stock issued
  by subsidiary                    -               -            -              -             -
Accretion on preferred stock       -            85,000          -              -             -
Amortization of deemed dividend    -            43,000          -              -             -
Accrual of preferred stock
  dividend                         -           113,000          -              -             -
Net loss
                                 -----       ---------    ---------     ----------    ----------
Balance as of June 30, 1999      1,197    $  3,723,000    3,075,000     52,170,351   $21,714,000
                                 =====     ===========    =========     ==========    ==========


                                                                  Total
                                   Additional                  Stockholders'
                                    Paid-In     Accumulated       Equity
                                    Capital       Deficit        (Deficit)
                                   ---------    ------------    -----------
Balances, October 1, 1998          4,098,000    (37,003,000)    (4,752,000)

Common stock issued for
  settlements                            -              -          118,000
Conversion of Series C
  Preferred Stock                        -              -              -
Common stock issued
  by subsidiary                    2,613,000            -        2,613,000
Accretion on preferred stock             -      (    85,000)           -
Amortization of deemed dividend          -      (    43,000)           -
Accrual of preferred stock
  dividend                               -      (   113,000)           -
Net loss                                        ( 2,847,000)    (2,847,000)
                                   ---------     ----------      ---------
Balance as of June 30, 1999        6,711,000    (40,091,000)    (4,868,000)
                                   =========     ==========      =========


                      INTERCELL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                         June 30,
                                                              -----------------------------
                                                                   1999            1998
                                                                  ------          ------
Cash flows from operating activities:
 Net loss                                                     $( 2,847,000)    ( 6,717,000)
 Less loss from discontinued operations                             67,000       3,170,000
                                                                ----------      ----------
   Loss from continuing operations                             ( 2,780,000)    ( 3,547,000)
 Adjustments to reconcile net loss to net cash used in
   in operating activities:
  Amortization of intangible assets                                    -             2,000
  Loss on abandonment/sale of property, plant, and equipment           -           900,000
  Gain on sale of stock                                        (    60,000)            -
  Common stock and warrants issued for
    interest/services/settlements                                  118,000         252,000
  Common stock of subsidiary issued for services                 1,774,000         550,000
  Amortization of deferred compensation                                -             3,000
  Changes in operating assets and liabilities:
    Increase in restricted cash                                        -       (   200,000)
   (Increase) decrease in prepaid expenses
     and other current assets                                        2,000     (   180,000)
   Increase (decrease) in accounts payable
     and accrued liabilities                                       126,000     (   179,000)
                                                                ----------      ----------
    Net cash used in continuing operations                     (   820,000)    ( 2,399,000)
                                                                ----------      ----------
    Net cash (used in) provided by discontinued operations             -       (   608,000)
                                                                ----------      ----------

Cash flows from investing activities:
 Other assets                                                  (    60,000)            -
 Proceeds from disposition of business and sales of
   stock                                                            60,000       2,200,000
 Payments received on notes receivable                                 -             1,000
                                                                ----------      ----------
    Net cash provided by investing activities                          -         2,201,000
                                                                ----------      ----------

Cash flows from financing activities:
 Proceeds from sale of stock by subsidiary                         250,000             -
 Proceeds from notes payable                                       402,000       1,500,000
 Repayments of notes payable                                   (    72,000)    (   659,000)
                                                                ----------      ----------
    Net cash provided by financing activities                      580,000         841,000
                                                                ----------      ----------

Net increase (decrease) in cash and cash equivalents           (   240,000)         35,000
Cash and cash equivalents beginning of period                      251,000          11,000
                                                                ----------      ----------
Cash and cash equivalents end of period                       $     11,000          46,000
                                                                ==========      ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                       $     26,000          81,000
                                                                ==========      ==========
                                   CONTINUED

                      INTERCELL CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows <continued>
                                   (Unaudited)

Supplemental disclosure of noncash investing and financing activities:

                                                             1999        1998
                                                             ----        ----
Additional paid-in capital from conversion
  feature of debentures                                  $     -        225,000
Conversion of Series B and Series C preferred stock
  to common stock                                          267,000      202,000
Accretion on preferred stock                                85,000       93,000
Amortization of deemed dividend on preferred stock          43,000       45,000
Accrual of preferred stock dividend                        113,000       74,000

See  accompanying  notes  to  consolidated  financial  statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency and a stockholders' deficit at June 30, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999


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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999


7.  COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income consisting of certain items previously not included in the statements of operations including unrealized gains and losses among others. For the nine months ended June 30, 1999 and 1998, the Company has no items of comprehensive income.


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

1999              CTL       CMI       IWC       SIGMA     PI CORP     TOTAL
----             -----     -----     -----     -------    --------    -----

Net sales     $      -         -         -           -         -           -
Loss from
 Operations   $      -         -         -    (   67,000)      -       (67,000)
Gain (loss)
 on Disposal  $      -         -         -           -         -           -

1998              CTL       CMI       IWC       SIGMA     PI CORP     TOTAL
----             -----     -----     -----     -------    --------    -----

Net sales    $ 1,583,000   814,000       -       669,000       -     3,066,000
Income
 (loss) from
 operations  $(  215,000) (  6,000) (838,000) (2,251,000) (104,000) (3,414,000)
Gain (loss)
 on disposal $(  300,000)  544,000       -           -         -       244,000

Liabilities of discontinued operations at June 30, 1999, consist of Sigma liabilities as follows:

Accounts payable and accrued liabilities               $   986,000
Notes payable                                            2,240,000
Other liabilities                                          121,000
                                                        ----------
                                                       $ 3,347,000
                                                        ==========

Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999

9.  ACQUISITION OF NANOPIERCE TECHNOLOGIES, INC.

In February 1998, the Company acquired control of Nanopierce Technologies, Inc. in a transaction accounted for using the purchase method of accounting. The results of operations of Nanopierce have been included in the Company's financial statements from the date of acquisition. The unaudited results of operations of the Company on a pro forma basis, as though Nanopierce has been acquired as of October 1, 1997 are as follows for the nine months ended June 30, 1999:

          Revenue                              $       -
          Loss from continuing operations      $(3,714,000)
          Net Loss                             $(6,847,000)
          Net Loss applicable to
               common shareholders             $(7,059,000)
          Net Loss per share                   $     (0.23)

10.  SUBSIDIARY STOCK TRANSACTIONS INCLUDING TRANSACTIONS WITH THE COMPANY

During the nine months ending June 30, 1999, Nanopierce issued 75,000 shares of Series B Preferred Stock at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). As of March 31, 1999, all of the shares of the Series B Preferred Stock were converted into 2,974,687 common shares of Nanopierce. Nanopierce also issued 97,277 common shares for accrued dividends on the Series B Preferred Stock.

During the nine months ended June 30, 1999, Nanopierce issued 1,070,000 shares of common stock for $250,000, issued 762,500 shares of common stock for services, and issued 52,500 shares of common stock in connection with an exercised stock option.

During the quarter ended June 30, 1999 the Company converted its Series A Preferred Stock of Nanopierce into 7,250,000 shares of Common Stock of Nanopierce. The Company received an additional 752,550 shares of common stock for the accrued dividends on the Series A Preferred Stock. Nanopierce also issued to the Company 4,650,000 shares of its common stock to replace the Nanopierce shares the Company had transferred to third parties for services.

11.  GAIN ON SALE OF STOCK

In May 1999, the Company sold 225,000 shares of common stock of Nanopierce for cash of $60,000. The gain of $60,000 is shown separately in the consolidated statements of operations.

12.  STOCKHOLDERS EQUITY

In connection with the acquisition of M.C. Davis Co., Inc. (M.C. Davis) in 1996, the Company guaranteed the former shareholders of M.C. Davis that the 277,778 shares of the Company's common stock issued to them would have a value on October 8, 1998 of not less than $4.00 per share. On October 8, 1998, the price per share of the Company's common stock was $.025. In satisfaction of the guarantee, in October 1998, the Company agreed to transfer 850,000 restricted common shares of its Nanopierce common stock held by the Company and issue 1,293,899 restricted shares of the Company's common stock to certain former shareholders. As a result of these transactions, the Company recorded a loss of $32,000 in fiscal year 1998. On February 8, 1999 the Company agreed to issue 1,424,864 restricted shares of the Company's common stock to certain additional former shareholders of M.C. Davis. The Company recognized a loss of $85,000 in the nine months ended June 30, 1999 in connection with the February 8, 1999 agreement.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999


13.  CONTINGENCIES

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

LICENSE AGREEMENTS

Nanopierce has license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but one license agreement is idle and therefore these agreements have not produced any royalty fees for Nanopierce. With regard to all current licensees, Nanopierce is involved in pending litigation with a third party who is asserting ownership of the rights to the related royalty revenues. Royalties under this agreement through June 30, 1999 total approximately $71,000. These monies are being held in an escrow account, outside of Nanopierce's control, until the litigation is resolved. Although management believes that Nanopierce will ultimately be successful in defending this matter, the Company has not recognized any royalty revenue until the ultimate outcome can be determined. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the Company's operations or the further development of the PI Technology.

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

On February 26, 1998 Intercell Corporation transferred all of the intellectual property of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc in exchange for stock representing an approximate 74% controlling interest in Nanopierce.

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

RESULTS OF OPERATIONS

REVENUES:

The Company had no revenue from continuing operations for the periods ended June 30, 1999 and 1998.

RESEARCH AND DEVELOPMENT

The Company had no research and development expenses for the periods ended June 30, 1999 and 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $1,266,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 primarily as a result of stock issued for marketing services. The stock had a value of approximately $1,500,000. This $1,500,000 was offset by a general reduction in other administrative expenses. General and administrative expenses decreased by approximately $610,000 for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Management of the Company has attempted to reduce and control expenses by selling and/or abandoning certain of its operations.

OTHER INCOME/EXPENSE

The Company earned $1,000 and $117,000 in interest income on its cash and short-term investments during the three months and nine months ended June 30, 1998. The Company had only $1,000 of interest income during the three months and nine months ended June 30, 1999 due to the reduction in its cash and short-term investments. Interest expense for the three months ended June 30, 1999 increased over the three months ended June 30, 1998 period as a result of additional borrowings. Interest expense for the nine months ended June 30, 1999 decreased compared to the similar 1998 period due to the reduction in certain debts in 1998.

Gain on a sale of stock for the three months and nine months ended June 30,1999 represents the gain on the sale of 225,000 shares of common stock of Nanopierce by the Company.

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

During the nine months ended June 30, 1999 the Company's cash and cash equivalents from continuing operations decreased by $240,000. This decrease was due primarily to net cash used in continuing operations.

During the nine months ended June 30, 1999 and 1998 the Company had no capital expenditures.

The Company believes that if financing of Nanopierce Technologies, Inc. can be completed, adequate funding is then available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce Technologies, Inc. products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the signing of Technology Cooperation Agreements with both ORGA Kartensystemes, GmbH, and Meinen, Ziegel & Co., an agreement to form a joint venture with Cirexx Corporation and an Application and Development Agreement with Multitape, GmbH & Co during 1999.

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

                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from April 1, 1999 to June 30, 1999.


DATE OF         TITLE OF
 SALE          SECURITIES    SHARES       CONSIDERATION          PURCHASER
 ----          ----------    ------       -------------          ---------

 4/8/99          Common    1,420,858    Series C Conversion    Tailwind Fund
5/13/99          Common    1,404,158    Series C Conversion    Banque Edouard
 6/4/99          Common    2,859,220    Series C Conversion    Capital Venture
                                                                International
 6/4/99          Common    3,013,932    Series C Conversion    Banque Edouard
6/30/99          Common    2,152,592    Series C Conversion    The Gifford Fund


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

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:     August 12, 1999              By: /s/  Paul H. Metzinger
                                       --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer