Form 10KSB
period 1999-09-30
INTERCELL CORP
filed 1999-12-23
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: September 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-14306

                              INTERCELL CORPORATION
                              ---------------------
(Exact name of registrant as specified in its charter)

                          Colorado          84-0928627
                          --------          ----------
                         (State of other jurisdiction of
 incorporation or organization)          (I.R.S. employer identification number)

                       370 Seventeenth Street, Suite 3580
                             Denver, Colorado 80202
                             ----------------------
              (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

         (Title of Class)     Name of Each Exchange On Which Registered
         ----------------     -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of the close of trading on December 20, 1999, there were 79,657,856 common shares outstanding, 78,238,516 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 20, 1999, was approximately $2,347,155.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure   Yes     No   X
                                             ---     ---

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

     At the present time, the Company is engaged in only one line of business through its subsidiary Nanopierce Technologies, Inc. (See PI Technology, page 6)

     ACQUISITION AND DISPOSITION OF CALIFORNIA TUBE LABORATORY, INC. ("CTL")

     On July 7, 1995, the Company purchased all of the assets and liabilities of Energy. Energy's principal asset was its wholly-owned subsidiary California Tube Laboratory, Inc. ("CTL"). On February 6, 1998, the Company sold, transferred and delivered all of the issued and outstanding shares of the capital stock of its wholly-owned subsidiary CTL to an unrelated third party, Jaymark, Inc., a California Corporation, ("Jaymark"). The Company recognized a loss of approximately $832,000 from the disposition of CTL and income from discontinued CTL operations of approximately $215,000, in 1998.

     ACQUISITION AND DISPOSITION OF PARTICLE INTERCONNECT TECHNOLOGY - PARTICLE INTERCONNECT CORPORATION ("PI CORP")

     On September 3, 1996 the Company completed the merger (the "PI Merger") of Particle Interconnect, Inc., a California corporation ("Particle California"), with and into the Company's wholly owned Colorado subsidiary, Particle Interconnect Corporation ("PI Corp."). On February 26, 1998, the Company caused PI Corp, the owner of the PI Technology and the PE Process to transfer all such properties to Nanopierce Technologies, Inc. ("Nanopierce"), a Nevada corporation. At the time of the acquisition, the Company acquired a 73% equity interest in Nanopierce, based on the then issued and outstanding common shares. Because of the issuance of additional securities by Nanopierce Technologies, Inc. through September 30, 1999, the Company's ownership interest was reduced below 50% at September 30, 1999. The Company has continued to consolidate Nanopierce through September 30, 1999, based on several factors which management believes constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company, who is also President, Director, and CEO of Nanopierce.

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

     Effective September 30, 1996, the Company, through its wholly-owned subsidiary Cellular Magnetics, Inc. ("Cellular Magnetics"), an Arizona corporation, acquired AC Magnetics, Inc., d/b/a M.C. Davis Company ("M.C. Davis"), an Arizona corporation.

     On July 18, 1997, the Company sold all of its rights, title and interest in the Antenna Technology, Cellular Magnetics and Intercell Wireless Corporation (the "Antenna Transaction") to Intercell Technologies Corporation ("ITC"), a Colorado corporation.

     In November 1997, ITC advised the Company that it would be delinquent in the payment of certain obligations owed to the Company and that it was unlikely that it would be able to make any payments due on the Secured Corporate Promissory Note of ITC in the amount of $2,200,000, due 2007, and the unsecured corporate promissory note in the amount of $375,000 due November 30, 1997. Further, in January 1998, ITC advised the Company that it would default on all obligations owed to the Company. The Company undertook immediate steps to protect its secured interest including the peaceable repossession of Cellular Magnetics. On April 9, 1998, the Company sold Cellular Magnetics to its former owners for $700,000. This amount was used to reduce certain obligations owed to the Augustine Fund, LLC.

     On March 13, 1996, Arizcan Properties, Ltd., a wholly-owned subsidiary of the Company ("Arizcan"), entered into an agreement with a group, including certain minority shareholders of the Company, to acquire a 94-acre development property located in Pinal County, Arizona for a total purchase price of $1,424,362. This transaction was completed on June 18, 1996. The Company acquired this property for the purpose of constructing a manufacturing facility for the products developed under the Antenna Technology. Due to the Company's acquisition of M.C. Davis in 1996, this property was no longer required for manufacturing purposes, and it is currently being held for sale. In December 1997, the Company granted a First Deed Trust on this property to secure re-payment of the Debentures issued to the Augustine Fund as described below. This property has been written down to $500,000 to reflect is estimated net realizable value.

     ACQUISITION AND SUBSEQUENT CESSATION OF OPERATIONS OF SIGMA 7 CORPORATION

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

     DECEMBER 1997 $1,500,000 AUGUSTINE DEBENTURE FINANCING

     In December 1997, the Company issued convertible debentures and attached warrants to The Augustine Fund, LLC for $1,500,000 ("Debenture Offering"). This funding was used for general working capital for the Company, advances to Sigma to continue the operations of Sigma and to otherwise reduce current obligations of the Company. A subsequent restructuring of the Debenture Offering required the Company to provide certain security for the financing, including pledging 1,000,000 shares of its ownership of Nanopierce, delivering a First Deed of Trust on certain land in Arizona owned by the Company and assigning its First Perfected Security Lien on all the assets and proceeds therefrom of Sigma to the Augustine Fund. During the fiscal year ended September 30, 1998, the Augustine Fund, LLC advanced additional loans of $421,373 to the Company, bringing the total principal amount owed to the Augustine Fund to approximately $1,921,373 plus accrued interest on the debentures and the additional loans and expenses of approximately $31,691. When the Company discontinued operations at Sigma, it proceeded to liquidate the assets and pay the proceeds to governmental taxing authorities, toward liquidation expenses and to the Augustine Fund, as the Secured Creditor.

     As previously mentioned, the Company also paid to the Augustine Fund $700,000 realized from the sale of Cellular Magnetics to its former owners. As of September 30, 1999, the Augustine Fund, LLC is owed approximately $826,000 after giving effect to certain payments and other reductions.

     MISCELLANEOUS TRANSACTIONS.

     (a) Tooley/Putnam Transaction. In connection with the acquisition of Cellular Magnetics in September 1996, the Company provided a guarantee to the former shareholders of M.C. Davis, that the 277,778 shares of the Company's restricted common stock delivered to them would have a value on October 8, 1998 of not less than $4.00 per share. Due to the severe decline in the price of the Company's common stock at that date, the shares held by such shareholders did not have that value. Certain shareholders made demand upon the Company to honor its guarantee. After lengthy negotiations, and in an effort to prevent litigation and excessive dilution to the Company's outstanding common stock, on October 8, 1998, the Company agreed to transfer 750,000 restricted common shares of its Nanopierce Technologies, Inc. common stock to the Jerry W. and June E. Tooley Trust and 100,000 shares to David Putnam. The Company further agreed to cause its subsidiary, Nanopierce, to register such shares in a registration statement filed by Nanopierce. The Registration Statement was declared effective January 11, 1999. In addition, the Company agreed to issue to Jerry
          W. and June Tooley Trust, 793,899 restricted shares of the Company's common stock and 500,000 common shares of its restricted common stock to David Putnam. These transactions closed in November 1998. In February 1999, the Company agreed to issue an additional 1,424,864 restricted shares of the Company's common stock to certain remaining shareholders of M.C. Davis. The Company recognized expense of $85,000 in 1999 in connection with this agreement.

     (b) William Scott Agreement. In June of 1997, Sigma conducted a private placement of its common stock and related warrants through William Scott and Company, LLC ("William Scott and Company") a registered broker-dealer. A total of approximately $1,700,000 was raised pursuant to such private placement. As a result of the Company's decision to discontinue operations of Sigma in June 1998, the Company, as the controlling parent corporation of Sigma, was advised by William Scott and Company that Sigma, the Company, and William Scott and Company faced a substantial likelihood of litigation in connection with the loss incurred by the Sigma investors. After lengthy negotiations and in an effort to avoid litigation, the Company agreed to place in escrow 750,000 of its shares of Nanopierce, to be held for the benefit of the Sigma investors. The Company entered into an agreement dated September 1, 1998 with William Scott and Company, as Escrow Agent, to sell up to 750,000 shares in an orderly fashion in order to utilize the proceeds therefrom to pay the Sigma investors. The 750,000 shares were included in a Registration Statement filed by Nanopierce, which was declared effective January 11, 1999. The Agreement provides that no sale of shares may be made below $2.00 per share and the volume of sales cannot exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction. Any shares not required to be sold to repay such funds will be returned to the Company. The Company is not required to provide any further shares of Nanopierce or any other consideration in the event the sale of these shares is insufficient to repay all the obligations. On July 12, 1999 the Company pledged an additional 300,000 shares of Nanopierce to secure repayment of $675,000 due by agreement to certain investors and assignees in the second private placement.

     As a result of these activities, the Company is engaged in only one line of business through its affiliate Nanopierce.

     NANOPIERCE TECHNOLOGIES, INC.

     THE PI TECHNOLOGY

     The PI Technology begins with metallized, treated diamond or other hard particles, which have been closely screened to a specified size. The particles are tightly classified in sizes ranging from 5 microns to 125 microns, depending upon the end-product application. These electrically conductive particles are attached onto contact sites using standard electroplating processes. The embedded particles create a surface with many points that provide numerous parallel electrical paths by penetrating through an oxide without requiring the wiping action of conventional contacts. The Company believes that its non-wiping, oxide penetrating PI Technology is capable of penetrating surface contamination and oils to create an effective and reliable electrical contact.

     The particles concentrate any applied contact force into a very small area or point. This gives the particle the force per square inch required to pierce oxides and other contaminants on most surfaces without requiring large amounts of force on the connector contact. Reliable connections can be made with PI Technology with as little as 10 grams of force per contact. This low level of force is sufficient to drive the particles into the mating surface (for example an I/O pad on a silicon die) and provide low contact resistance. Moreover, the diamond particles do insignificant damage to the mating surface. This provides very long remate life with very little degradation of the connection.

     These particles can be applied to many different substrates-flexible, rigid, metallic and non-metallic. This wide range of substrates, coupled with the low contact force, gives the PI Technology the capability to make reliable connectors out of materials that could collapse if subjected to normal required contact forces.

     The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS).

     SALES AND MARKETING STRATEGY

     The market strategy of the Company is to offer NCS in products, services and technology packages into market segments and commercial application in which NCS either has a significant cost advantage or is enabling.

     The Company intends to adopt and implement a three-part approach to the commercial exploitation of its PI Technology. The first part of its strategy involves the generation of royalty revenues through forming strategic relationships with, or licensing the PI Technology to, established companies in the markets in which the Company plans to compete. The Company believes that the licensing of its technology to major industry partners will provide for faster implementation and adoption of the PI Technology and will help establish "brand" recognition for the PI Technology.

     The second part of the Company's strategy involves the establishment of joint ventures with established industry participants. This strategy is designed to tap into existing markets and/or manufacturing leadership in markets requiring special skills or high capital investment. An example of this type of joint venture would be the proposed joint venture with Cirexx Corporation to meet industry demand for NCS on printing circuit boards and industry with high capital investment requirements.

     The third part of the Company's strategy is to organize operating subsidiaries that produce components and/or systems utilizing NCS. This strategy is designed to permit the Company to become a first mover within the merging market segments, which it can dominate with its technology. Also, the Company can capture additional value by controlling production in segments with low capital requirements. An example of this type of operating subsidiary would be a subsidiary organized to produce smart labels, which requires low capital and at the current time has no entrenched competitors. Further, the Company has considered the application of its technology to semiconductor wafers. The capital requirements on the Company would be very low and the technology is completely new to this world-wide industry.

     Implementation Plan

     The Company intends to implement its sales and marketing strategy through various proposed divisions and subsidiaries.

     Technology Division

     The Application Development Team, based in the Technology Division, will play a role analogous to Corporate R&D or Engineering, developing new applications for internal and external customers. This team will also allocate a portion of its resources for technology enhancement

     Business Development Division

     Business Development will support all profit centers with Sales and Marketing initially. Later, the proposed Smart Label and Wafer Pierce Subsidiaries will assume responsibility for their own marketing, while Business Development will continue to represent Technology Transfer to the industry. Business Development will also monitor the industry for acquisition and other strategic growth opportunities.

     Technology Transfer Division

     The Technology Transfer Division represents the "virtual" profit center based on commercial use of NCS outside the Company through licensees and other strategic partners. This unit will support the Company's licensees and partners with installation of NCS and related training and support. Personnel for these activities will be drawn from the Technology Division, but costs directly associated with Technology Transfer activities will be charged to the profit center.

     Proposed Operating Subsidiaries

     The Proposed Operating Subsidiaries will act as independent profit centers. Both subsidiaries will support only a minimal level of technology and/or engineering effort, instead relying on the Technology Division. This way the Company will minimize redundant technology development efforts. The proposed operating subsidiaries will focus on the smart card/smart label markets and in the new market of application of NCS at the wafer level.

     Commencing in January 1999 the Company successfully introduced it technology to applications in the manufacturing of smart cards and smart labels. Of particular significance to manufacturers of contactless smart cards and smart labels is their desire to obtain a secure, efficient connection between the microprocessor chip and the radio antenna in what are known as combicards or dual interface smart cards, contactless smart cards and contactless smart labels.

     Smart Cards are plastic, flexible credit card size devices embedded with a powerful microchip, designed to store and process information. The microchip is connected to the circuits, which make the card function. Reliable connections in flexible applications are crucial to the card's operation. Smart Cards, which are "Electronic Purses", are used as: Phone Cards, Health Cards, ID Cards, Pay TV Cards, Meter Cards, GSM Cards, Bank Cards, Transport Tickets, Access Control Cards and Automatic Dispenser Cards.

     A smart label is a paper thin identification label with a programmable integrated circuit inside and an antenna connected to it. It communicates through radio frequency signals with a fixed position or hand held reader/writer over distances more than one meter. Smart Labels collect the energy to operate from a radio frequency field emitted by a fixed or handheld reader device; therefore they do not need a battery, contactless smart cards operates on the same principle. Its substrate is paper or plastic yielding a paper-thin flexible label, which can be self-adhesive and be printed on. Uses for contactless smart labels include: labels applied to shipping/courier parcels; as airline baggage tags; as retail labels applied directly by the manufacturer to the product, identifying the manufacturer, product type, production lot and a digital signature to prove genuineness, as labels for inventory control; and as labels for rental services, i.e. libraries, video stores, etc.

     The market for smart cards and smart labels is poised for explosive growth. However, there is a critical bottleneck holding the industry back: the lack of a cost effective and reliable system for electrical connection of the microchip to the contacts plate and/or antenna. The industry cannot satisfy the market demands for cost effective and reliable contactless smart cards and smart labels with current technologies. The Company believes it has the solution for the industry, using its PI Technology in the Nanopierce Connection System.

     The Company is strategically positioned to become a major participant in the large and growing smart card/smart label market. Current technologies cannot satisfy the cost and reliability demands of this market. NCS can meet cost and reliability demands because it provides single step low-cost manufacturing procedures; it provides reliable connection on flexible substrates; and is thin enough to be used in the manufacturing of smart labels.

     RESEARCH AND DEVELOPMENT

     To date, Nanopierce has not incurred any significant amount on research and development and does not intend to incur any material research and development costs during the next fiscal year. Nanopierce hopes to avoid incurring substantial research and development cash requirements by entering into joint ventures for the development of future PI Products.

     INTELLECTUAL PROPERTY

     Nanopierce will rely on a combination of patents, patent applications, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in the PI Technology and the PE Process. Nanopierce currently owns ten U.S. patents (which expire from February 14, 2006 to October 15, 2013) and two patent applications pending and two patent applications in preparation and other intellectual property relating to the PI Technology.

     Prior to Nanopierce's acquisition of the PI Technology, the inventor of the PI Technology or companies controlled by him granted the following exclusive and nonexclusive licenses to pursue the patents and patent applications relating to the PI Technology: (i) an exclusive license to Exatron Automatic Test Equipment Inc. ("Exatron") for use in the field of sockets in the automated handling and testing of integrated circuits and certain non-exclusive rights; (ii) an exclusive license to Micro Module Systems, Inc. for use in the field of certain Multi-Chip Module thin film bases, except attached or associated products including integrated circuits, socket, lids, heat sinks, housings and printed circuit boards (this license has been cancelled because Micromodule Systems, Inc. ceased doing business because of insolvency); (iii) a non-exclusive license to Johnson-Matthey Semiconductor Packagings, Inc. for use in the field of laminate-based base products; (iv) a non-exclusive license to Multiflex, Inc. for use in the field of the laminate-based bases and metal bases; and (v) a non-exclusive license to Myers Consulting, Inc. for use in the field of laminate-based bases, metal bases, and wafer or semi-conductor products. These licenses have indefinite terms and, provided certain conditions are met, can be terminated by either party by written notice. Nanopierce retains the right to exclude all other companies from using its patented technology without a license. Consequently, Nanopierce may license such other companies as it chooses, provided the licensees are consistent with the exclusive licenses previously granted and other licensing restrictions that may appear in the prior licenses.

     All but two of the foregoing license agreements (Exatron and Johnson-Matthey) have been idle since their acquisition by Nanopierce and therefore these agreements have not produced any royalty fees for Nanopierce. Royalties under the one active agreement are being held in an escrow account, and maintenance payments on one license are being held in a reserve account, outside of Nanopierce's control, pending the resolution of certain legal issues
(See Item 3).

     There can be no assurance that patents will be issued from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad enough to protect Nanopierce's PI Technology. While Nanopierce intends to vigorously protect its intellectual property rights, there can be no assurance that any patents held by Nanopierce will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to Nanopierce. Litigation may be necessary to enforce Nanopierce's patents, patent applications, trade secrets, licenses and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Nanopierce's business and results of operations regardless of the final outcome of the litigation. Despite Nanopierce's efforts to maintain and safeguard its proprietary rights, there can be no assurances that Nanopierce will be successful in doing so or that Nanopierce's competitors will not independently develop or patent technologies that are substantially equivalent or superior to Nanopierce's technologies.

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

     GOVERNMENT REGULATION

     The various business operations of the Company, throughout fiscal years 1998 and 1999 were subject to numerous federal, state and local laws and regulations, including those relating to the use and disposal of hazardous substances. Specifically, the operations of the Company's former subsidiaries CTL, PI Corp. and Sigma involve the use and handling of environmentally hazardous substances. The use of hazardous substances is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. Furthermore, amendments to statutes and regulations and the Company's expansion into new areas could require the Company to continually modify or alter methods of operations at costs, which could be substantial. The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations.

     Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during fiscal year ended September 30, 1999. The Company has become aware of certain ground water and soil contamination at the Santa Cruz facility formerly occupied by CTL. As previously discussed, the Company has made arrangements with the owner of the property to assume the liability and responsibility for the environmental cleanup of the property.

     EMPLOYEES

     As of September 30, 1999, the Company and its subsidiaries had 4 employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.     PROPERTIES

     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3580, Denver, Colorado 80202. The monthly lease payments are $2,027.

NANOPIERCE TECHNOLOGIES, INC.

     Nanopierce currently maintains its executive and administrative office in space provided by the Company. Nanopierce owns no real property. Nanopierce also has a small laboratory facility located at 770 Maroonglenn Court, Colorado Springs, Colorado 80906, which is the residence of Dr. Herbert J. Neuhaus, Executive Vice President and a Director of Nanopierce Technologies, Inc. Nanopierce uses such facility without any rental expense.

ITEM 3.     LEGAL PROCEEDINGS

     On November 30, 1999, Nanopierce obtained a court order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. In addition, as part of the court order, a permanent injunction has been entered against Mr. DiFrancesco prohibiting him from, among other things, directly or indirectly, privately or publicly, making any statements to any actual or potential customer, licensee or investor of the Company or its related entities, or that he has any ownership interest in the Company's intellectual property.

     As part of the Settlement Agreement, Mr. DiFrancesco will receive all accrued and future royalty payments from the licenses, which were outstanding as of September 3, 1996. The Company is prohibited from materially interfering with Mr. DiFrancesco's rights to collect such royalties. The Company also agreed to grant to Mr. DiFrancesco a two-year royalty bearing, non-exclusive license to use the PI Technology for sockets, except for sockets used in the automated handling and testing of integrated circuits and limited rights to use the technology for layer to layer interconnections for one prospective customer. Renewal of the license is dependent upon Mr. DiFrancesco achieving certain minimum sales requirements.

     On July 1, 1998, the Company was served a summons and complaint naming it, its subsidiary Sigma, and others affiliated with the Company, by Classic Trading, Inc., a California corporation, with the Superior Court of the State California, Count of Orange, CV 796047 (the " Classic Trading Lawsuit"). Classic Trading, Inc. alleges breach of contact and believes that it is owed $135,000. The Company has filed an answer denying the allegations. The litigation has not been further prosecuted since then.

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

                        1998 FISCAL YEAR       ASK      BID
            December 31, 1997.               $.125    $.125
            March  31, 1998                   .078     .063
            June 30, 1998.                    .055     .040
            September 30, 1998                .060     .040

                        1999 FISCAL YEAR

            December 31, 1998.               $ .01    $ .01
            March  31, 1999                    .04      .05
            June 30, 1999.                     .04      .04
            September 30, 1999                 .02      .02

     As of September 30, 1999, there were approximately 496 holders of record of the Company's common stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 4,500 beneficial owners of its common stock as of that date.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from October 1, 1997 through September 30, 1999:

                                                             AMOUNT OF
      DATE OF                                                SECURITIES
       SALE      TITLE OF SECURITIES                            SOLD     CONSIDERATION

(1)   11/2/97    Common Stock                                  240,000   Interest on Loan Repayment
(2)   11/3/97    Common Stock                                  160,000   Interest on Loan Repayment
(3)   12/3/97    Common Stock                                  266,000   Public Relation Services
(4)   12/3/97    Series A-1 Convertible Debenture                    1   $750,000
(5)   12/3/97    Attached Warrants to Acquire Common Stock     600,000
(6)   12/3/97    Warrant to Acquire Common Stock               200,000   Consulting Services
(7)   12/11/97   Common Stock                                  100,000   Loan to Sigma
(8)   12/11/97   Common Stock                                   75,000   Loan to Sigma
(9)   12/11/97   Common Stock                                  150,000   Loan to Sigma
(10)  12/31/97   Series A-2 Convertible Debenture                    1   $750,000
(11)  12/30/97   Common Stock                                1,000,000   Augustine Financing
(12)  1/16/98    Common Stock                                  250,000   Bahl Settlement Shares
(13)  2/3/98     Common Stock                                  678,761   Series B Conversion
(14)  2/3/98     Common Stock                                1,270,810   Series C Conversion
(15)  2/6/98     Option to Purchase Common Stock, at
                 an exercise price of $0.10 per share          100,000   Service as a Director
(16)  2/9/98     Option to Purchase Common Stock, at
                 an exercise price of  $0.10 per share         150,000   Service as an Officer
(17)  3/3/98     Common Stock                                  660,100   Series C Conversion
(18)  3/23/98    Common Stock                                2,273,888   Series C Conversion
(19)  6/1/98     Options to Purchase Common Stock, at
                 an exercise price of $$0.05 per share         150,000   Service of Employee
(20)  5/8/98     Common Stock                                  250,000   Settlement
(21)  8/12/98    Common Stock                                   25,000   Interest on Loan Repayment
(22)  11/2/98    Common Stock                                  793,899   Settlement
(23)  11/2/98    Common Stock                                  500,000   Settlement
(24)  2/8/99     Common Stock                                  712,432   Settlement
(25)  2/8/99     Common Stock                                  712,432   Settlement
(26)  2/18/99    Common Stock                                1,024,073   Series C Conversion
(27)  3/5/99     Common Stock                                  906,121   Series C Conversion
(28)  4/8/99     Common Stock                                1,420,858   Series C Conversion
(29)  5/13/99    Common Stock                                1,404,158   Series C Conversion
(30)  6/4/99     Common Stock                                2,859,220   Series C Conversion
(31)  6/4/99     Common Stock                                3,013,932   Series C Conversion
(32)  6/4/99     Common Stock                                2,152,592   Series C Conversion
(33)  7/27/99    Common Stock                                2,284,392   Series C Conversion
(34)  8/11/99    Common Stock                                  350,000   Services
(35)  8/18/99    Common Stock                                8,330,811   Series C Conversion
(36)  8/23/99    Common Stock                                1,952,384   Series C Conversion
(37)  9/14/99    Common Stock                                1,221,151   Series C Conversion


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

     EXEMPTION FROM REGISTRATION CLAIMED. All of the sales by the Company of its unregistered securities were made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All of the individuals who purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Conversion shares issued upon conversion of Series Shares were made in reliance upon Rule 144(k).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

     - The rate of market development and acceptance of the interconnect technology the industry within which its subsidiary, Nanopierce is concentrating its business activities.

     -  The unpredictability of the Company's sales cycle;

     -  The limited revenues and significant operating losses generated to date;

     -  The possibility of significant ongoing capital requirements

     -  The loss of any significant customer;

     - The ability of the Company to compete successfully with the other providers of interconnect technologies. See Description of Business
        - Intellectual Property;

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

GENERAL

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements as of September 30, 1999 and for each of the years in the two-year period then ended. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31 E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements.

     On February 6, 1998 the Company entered into a stock purchase agreement to sell, transfer, and deliver all assets, liabilities, rights and obligations of the Company related to its wholly-owned subsidiary California Tube Laboratory, Inc. to Jaymark Corporation, in exchange for $1,500,000 in cash (which included $200,000 of cash in escrow), and $500,000 in notes receivable. The company recognized a loss from discontinued CTL operations of approximately $215,000 in 1998. The Company also recognized a loss on the disposition of CTL subsidiary of approximately $832,000 in 1998.

     On February 26, 1998 Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc. for stock. Intercell Corporation owns approximately 30% of the outstanding common stock of Nanopierce Technologies, Inc. on a diluted basis.

     Intercell Corporation discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA, on June 5, 1998. The market for the Sigma 7 Corporation's main product line of memory modules experienced significant price erosion on a worldwide basis. The Company did not have the capitalization to continue and intends to seek protection under U.S. bankruptcy laws. The Company recognized a loss from discontinued Sigma operations of approximately $2,947,000 in 1998 ($67,000 in 1999).

     On April 9, 1998, the Company entered into a stock purchase agreement to sell all of the common stock of Cellular Magnetics, Inc., a wholly owned subsidiary of Intercell Technologies Corporation to individuals for $700,000 in cash. The Company held a secured interest in Cellular Magnetics, Inc. due to the default on promissory notes totaling $2,575,000 from Intercell Technologies Corporation to the Company. As soon as Intercell Technologies Corporation announced that it would default on the notes payable to the Company, the Company undertook steps to protect is secured interest, including the repossession and foreclosure of the primary asset, Cellular Magnetics, Inc. The Company used the proceeds of the sale of Cellular Magnetics, Inc. to pay down $700,000 of the outstanding balance due on the convertible debentures. The Company recognized a gain on the sale of a subsidiary of approximately $544,000 and recognized a loss on discontinued operations of Cellular Magnetics and Intercell Wireless $844,000 in 1998.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     During the year ended September 30, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. During fiscal 1999 and 1998, the Company did not have any components of comprehensive income to report.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

RESULTS OF OPERATIONS

Revenues

     The Company had no revenue from continuing operations for the year ended September 30, 1999 or 1998.

Research and Development

     Research and development expenses were $11,000 in the fiscal year of 1999 compared to $0 in the fiscal year of 1998. This is primarily attributable to a limited amount of research and development activities in 1999 associated with the Company's PI Technology. The Company has changed its Focus to licensing its technology to companies that already have manufacturing facilities in place.

General and Administrative

     General and administrative expenses from continuing operations decreased by 21% or $839,000 to $3,107,000 in the 1999 fiscal year compared to $3,946,000 in the 1998 fiscal year. This decrease was primarily attributable to reductions of wages, professional fees, consulting fees, and rent, which reductions were partially offset by an increase in marketing and public relations fees.
Selling, general and administrative expenses of discontinued operations decreased, from $2,599,000 in 1998 to $0 in 1999.

Other Income/Expense

     The Company earned $8,000 in interest and other income in 1999 compared to $129,000 in 1998, while incurring interest and other expenses of $178,000 in 1999 and $354,000 in 1998 respectively. The Company also recognized a gain on the sale of subsidiary stock of $62,000 in 1999, compared to $0 in 1998.

Impairment of Investment in Land

     In September 1998, the Company evaluated the recoverability of its investment in land held for sale and concluded that an impairment charge of $924,000 was necessary to reduce the carrying value of the land to its net realizable value of $500,000. The net realizable value of $500,000 at September 30, 1999, is based on management's periodic assessments, negotiations with a potential third-party buyer, and other factors.

Income Taxes

     As of September 30, 1999, the Company had a net operating loss carryover for federal and State income tax purposes. The benefit of these net operating loss carryforwards has not been recorded by the Company, as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carryforwards.

Liquidity and Capital Resources

     The independent auditors' report on the Company's consolidated financial statements as of September 30, 1999, and for each of the years in the two-year period ended September 30, 1999 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

     The Company has taken several steps regarding future operations including the following. In February and April 1998, the Company sold its interest in California Tube Laboratory, Inc. and A.C. Magnetics, Inc. to raise additional capital for ongoing operations. The Company received $1,500,000 in cash, including $200,000 in escrow, and a $500,000 note receivable (subsequently assigned in consideration of a release of environmental liabilities) for the sale of California Tube Laboratory, Inc. The Company received $700,000 in cash for the sale of A.C. Magnetics, Inc., which it used to pay down its debt on the convertible debenture.

     The Company has also discontinued operations at Sigma 7 Corporation and Particle Interconnect Corporation during 1998, and in December 1998 Sigma filed for protection under the U.S. bankruptcy laws. The intellectual property rights to the Particle Interconnect technology have been transferred to Nanopierce Technologies, Inc. resulting in an approximate 30% ownership of that company on a diluted basis. Intercell Corporation has reduced its costs and is currently seeking its own financing.

     During the year ended September 30, 1999, the Company's cash and cash equivalents from continuing operations decreased by $237,000. This decrease was due to net cash used in continuing operations of $1,009,000, and net cash provided by financing and investing activities of $772,000.

     During the fiscal year ended September 30, 1999, the Company had no capital expenditures.

     The Company believes that if financing of Nanopierce Technologies, Inc. can be completed, adequate funding will then be available to support operations for the next twelve months. The Company also believes that sales of its Nanopierce Technologies, Inc. products and technology licenses will provide sufficient funds to meet the Company's capital requirements for the next two years. This assumption is based on the signing of a Technology Cooperation Agreement with Meinen, Ziegel & Co., a Technology Development Agreement with ORGA Kartensystemes, GmbH, an agreement to form a joint venture with Cirexx Corporation and an Application and Development Agreement with Multitape, GmbH & Co.

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

     None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

      NAME AND AGE                  POSITION                         PERIOD

Paul H. Metzinger (60)        Director, President and           May 28, 1997 to present.
                              Chief Executive Officer

Charles E. Bauer, Ph.D. (47)  Director                          November 22, 1996 to present.

Kristi J. Kampmann (27)       Secretary                         July 1999 to present.

Thomas W. Vander Stel (39)    Former Chief Financial Officer    February 1998 to
                              and Secretary                     December 31, 1998.

Gilbert Olachea (43)          Former President & Chief          May 6, 1998 to
                              Executive Officer of              December 1, 1998.
                              Nanopierce Technologies, Inc.

Kevin B. Waide (47 )          Director                          January 1998 to present.

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

     KRISTI J. KAMPMANN. Ms. Kampmann has been Secretary of the Company since July 1999. In addition, she has served as the Secretary of Nanopierce, since February 1998 and the Chief Financial Officer of Nanopierce since October 15, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer, Chief Financial Officer and the Executive Vice President of Technology & Marketing and paralegal for both the Company and Intercell. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she is completing work on an M.B.A.

     KEVIN B. WAIDE. Mr. Waide has been a director of the Company since January 28, 1998. Mr. Waide's experience includes six years of sales and marketing for a large, independent, Denver-based accounting firm and fourteen years in various positions in the securities industry. Mr. Waide has an extensive background in business analysis, mergers, acquisitions and franchising. Mr. Waide is a graduate of Central College in Pella, Iowa.

SIGNIFICANT EMPLOYEES

     The Company considers the following individuals as significant employees of the Company because of their importance to the relationship with the Company's only active affiliate Nanopierce Technologies, Inc.

     HERBERT J. NEUHAUS, PH.D. Dr. Neuhaus has been the Executive Vice President of Marketing and Technology and a Director of Nanopierce since January 1, 1999. Dr. Neuhaus previously served as the Managing Director of Particle Interconnect Corporation from August 18, 1997 to November 1, 1997. From August 1989 to August 1997, he was associated with Electronic Material Venture Group in the new Business Development Department of Amoco Chemical Company, Naperville, Illinois. While associated with Amoco Chemical Company he held among other positions: Business Development Manager/Team Leader; Project manager - High Density Interconnect; Product Manager MCM Products and as a research scientist.

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

     DR. MICHAEL E. WERNLE. Dr. Wernle is the Executive Vice President of Strategic Business Development of Nanopierce, since November 1, 1999. He also has served as a Director of Nanopierce since November 1, 1999. Dr. Wernle was formerly Chief Operations Officer for Meinen, Ziegel & Co., GmbH, Munich, Germany. He has also served as the Director of Production for Mikron, where he was responsible for the development and production of RFID and Contactless Smart Card Systems.

     Dr. Wernle received his Ph.D. in applied physics from the Technical University of Vienna in 1990 and his Masters Degree in Industrial Electronics in 1988.

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

     Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10%. Beneficial owners were complied with.

ITEM  10.    EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1999 and 1998 (the "Named Executive Officers"):

                                           ANNUAL COMPENSATION
                               ----------------------------------------------
NAME & PRINCIPAL        YEAR       SALARY      BONUS          OTHER ANNUAL
   POSITION                         ($)         ($)           COMPENSATION
                                                                  ($)

Paul H. Metzinger,
 Director,              1999      $ 17,500     $ -0-          $ -0-
 President & CEO(1)     1998      $143,501     $ -0-          $ -0-

                                               LONG TERM COMPENSATION
                              -----------------------------------------------------
                                             AWARDS                    PAYOUTS
                              -----------------------------------------------------
NAME & PRINCIPAL     YEAR     RESTRICTED     SECURITIES     LTIP        ALL OTHER
   POSITION                     STOCK        UNDERLYING    PAYOUTS     COMPENSATION
                              AWARDS ($)      OPTIONS        ($)           ($)
                                                 (#)
Paul H. Metzinger,
 Director,           1999         -0-            -0-        $-0-           $-0-
 President & CEO(1)  1998         -0-            -0-        $-0-           $-0-

_______________
1 Paul Metzinger was elected President and Chief Executive officer on May 28, 1997.
He is compensated pursuant to a written Employment Agreement, dated June 1, 1998 at an annual salary of $210,000.00.  For the period October 1, 1997 to September 30,
1998, Mr. Metzinger was paid $143,500.  For the period of October 1, 1998 through
September 30, 1999 Mr. Metzinger was paid $17,500.  The wife of Mr. Metzinger is the holder of presently exercisable options to acquire 650,000 shares at $0.50 per share and 1,700,000 shares at $0.3750 per share issued September 30, 1997 and expiring
September 30, 2007.  Mr. Metzinger should be deemed the beneficial owner of such shares.

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

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 1999. No options were granted during the fiscal year ended September 30, 1999.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 1999 by the Company's executive officers and the 1999 fiscal year-end value of unexercised options. No options were exercised during the fiscal year ended September 30, 1999.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                    AND FISCAL YEAR-END OPTION/SAR VALUES
                                                        NUMBER OF                  VALUE OF
                                                        SECURITIES                UNEXERCISED
                                                        UNDERLYING               IN-THE-MONEY
                                                        UNEXERCISED              OPTIONS/SARS
                                                        OPTIONS/SARS             AT FY - END
                                                      AT FISCAL YEAR(1)            ($) (1)
                                                      ---------------------------------------
                           SHARES
                         ACQUIRED ON      VALUE          EXERCISABLE/           EXERCISABLE/
      NAME              EXERCISE (#)     REALIZED       UNEXERCISABLE          UNEXERCISABLE
      ----              ------------     --------       -------------          -------------
Paul H. Metzinger            0              0            2,350,000/0             47,000/0

Charles E. Bauer             0              0              100,000/0              2,000/0

Kristi J. Kampmann           0              0              200,000/0              4,000/0

Kevin B. Waide               0              0              150,000/0              3,000/0

_______________
1 The average of the closing bid and asked price of the Common Stock on September 30, 1999 ($0.02) was used to calculate the option value.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. During the fiscal year ended September 30, 1999, the Company did not grant any options to purchase shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 1999, 6,927,000 options are exercisable.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                              BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 1999, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER            NUMBER OF SHARES         % OF OUTSTANDING
Paul H. Metzinger, President
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3580
Denver, CO 80202.                                 3,852,541 (1/6)              5.80%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                             3,852,541 (1/6)              5.80%

Charles E. Bauer, Chief Operating
  Officer and Director
313121 Island Drive
Evergreen, CO 80439                                 100,000 (3)                0.15%

Kristi J. Kampmann, Secretary
370 17th Street, Suite 3580
Denver, CO 80202.                                   200,000 (4)                0.30%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002.                                   100,000 (5)                0.15%

All officers and directors as a group
(4 persons)                                       4,252,541 (6)                6.40%

_______________
1 Includes the following shares and options currently held by corporations whose sole shareholder, president and director is Cheri L. Perry, the wife of Mr.
Metzinger: 1,419,340 shares owned of record and beneficially; 650,000 shares of common stock subject to a presently exercisable option, exercisable at $.050 per share, issued September 30, 1997, expiring September 30, 2007; and 1,700,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring September 30, 2007. Mr. Metzinger owns directly, of record and beneficially, 83,201 shares of common stock. His wife should be deemed the beneficial owner of such shares. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
3 Includes 100,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring on September 30, 2007.
4 Includes 50,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring on September 30, 2007. Includes 150,000 shares of common stock subject to a presently exercisable option, exercisable at $0.05 per share, issued June 1, 1998 and expiring June 1, 2008.
5 Shares underlying a presently exercisable option, at $0.10 per share, issued February 6, 1998, expiring February 6, 2008.
6 Based on 66,409,089 shares of common stock issued and outstanding on September 30, 1999.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company leased an office from Alan M. Smith, Ltd., a company controlled by Alan M. Smith, an executive officer and director of the Company. The Company leased this office space with monthly rental payments of $3,000. This lease was terminated in February, 1998 upon payment of a lease termination fee of $129,000. The Company also paid Mr. Smith $400,000 to cancel his employment agreement.

     During the fiscal year ended September 30, 1997, the Company sold its wholly owned subsidiaries, Intercell Wireless Corp. and Cellular Magnetics, Inc., including all of its right title and interest in the antenna technology to Intercell Technologies Corporation, a Colorado corporation on July 18, 1997. Terry W. Neild, former director and officer of the Company and Louis L. Ross, a former consultant to the Company, owns a controlling interest in Intercell Technologies Corporation. As previously disclosed when ITCO failed the Company foreclosed its security interest on Cellular Magnetics, Inc. and subsequently sold it to Jerry W. Tooley for $700,000 on April 9, 1998. Jerry W. Tooley was formerly an officer of this former subsidiary of the Company. See "BUSINESS-Recent Acquisitions, Dispositions and Transactions."


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as a part of this Report.

             (i) Financial Statements. See Index to Financial Statements on page F-2 of this Report.

             (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.     DESCRIPTION

2.1(7) Agreement and Plan of Reorganization, dated July 7, 1995, between the Company and Modern Industries, Inc.

2.2(3) Plan and Agreement of Merger dated September 3, 1996, by and between Particle Interconnect, Inc., Particle Interconnect Corporation and the Company.

2.3(4) Agreement and Plan of Merger dated October 14, 1996, by and between AC Magnetics, Inc., doing business as M.C. Davis Company, Cellular Magnetics, Inc. and the Company.

2.4(5) Stock Purchase Agreement dated July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation and Addendum

2.5(6) Stock Sale and Purchase Agreement dated June 6, 1997 between Intercell Corporation and Sigma Corporation.

2.6(11)         Offer for Development Agreement of Microlink Technologies
                Corporation.

2.7(9) Stock Purchase Agreement dated February 6, 1998 by and among Intercell Corporation, California Tube Laboratory and Jaymark, Inc.

2.8(10) Agreement dated February 26, 1998 by and among Intercell Corporation, Particle Interconnect Corporation and Sunlight Systems, Ltd.

2.9(12) Securities Purchase Agreement between the Company and the Augustine Fund, LLC, dated December 3, 1998.

3.1(7) Articles of Incorporation of the Company, and all amendments thereto, as amended.

3.2(7)          Bylaws of the Company.

4.1(7)          Form of Common Stock Certificate.

4.2(11) Certificate of Designation for Series B Preferred Stock is included in the Company's Articles of Incorporation filed as
                Exhibit 3.1 and incorporated herein by reference.

4.3(1)          Specimen of Warrant attached to Series B Preferred Stock.

4.4(11) Certificate of Designation for Series C Preferred Stock is included in the Company's Articles of Incorporation filed as
                Exhibit 3.1 and is incorporated herein by reference.

4.5(7)          Form of Warrant attached to Series C Preferred Stock.

4.6(11)         Certificate of Designation for Series D Preferred Stock

4.7(7)          Specimen of Registration Rights Agreement for Series B Preferred
                Stock.

4.8(7)          Specimen of Registration Rights Agreement for Series C Preferred
                Stock.

4.9(7)          Plan of Liquidating Dissolution of Energy Corporation dated
                July 8, 1996.

10.1(2)         1995 Compensatory Stock Option Plan.

10.2(7) Assignment Agreement dated September 3, 1996, assigning certain Patents and Patent Applications and trade secrets relating to the PI Technology to the Company, as assignee, and Particle Interconnect, Inc. as assignor.

10.3(7) Assignment Agreement dated June 5, 1996, assigning the Patent Application for the Antenna Technology to the Company, as assignee, and El-Badawy Amien El-Sharaway, as assignor.

10.4(13) Employment and Non-Disclosure Non-Competition Agreement, dated June 1, 1998, between Paul H. Metzinger and the Company.

10.5(9)         Side Letter Agreement and Security Agreement dated as of
                January 30, 1998 between Intercell Corporation and Jaymark, Inc.

10.6(9) Environmental Remediation and Indemnity Agreement dated as of February 6, 1998 by and among Intercell Corporation, California Tube Laboratory, and Jaymark, Inc.

10.7(9) Promissory Note, dated as of February 6, 1998 between Intercell Corporation and Jaymark, Inc.

10.8(9) Indemnity escrow agreement dated as of February 6, 1998 by and among Intercell Corporation, Jaymark, Inc. and Chicago Title Company.

10.9(5) Warrant Agreement dated as of July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation.

10.10(5) Royalty Agreement dated as of July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation.

10.11(5) $2,200,000 Promissory Note dated as of July 18, 1997 between Intercell Technologies Corporation and Intercell Corporation.

10.12(5) Stock Pledge and Security Agreement dated July 18, 1997 between Intercell Corporation and Intercell Technologies Corporation.

10.13(11)       Microlink Technologies Corporation Standard Industrial Lease.

10.14(11)       Sigma Corporation Lease.

10.15(11)       CTL Lease

11*             Statement regarding Computation of Per Share Earnings.

21(7)           Subsidiaries of the Company.

27*             Financial Data Schedule.

_______________
*Filed herewith.
1 Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
2 Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604 effective January 24, 1996.
3 Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
4 Incorporated by reference to Company Current Report on Form 8-K dated the October 14, 1996.
5 Incorporated by reference to the Company Current Report on Form 8-K dated July 18, 1997.
6 Incorporated by reference to the Company Current Report on Form 8-K dated May 28, 1997.
7 Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996.
8 Incorporated by reference to the Company Quarterly Report on Form 10-KSB for the quarter ended December 31, 1997.
9 Incorporated by reference to the Company Current Report on Form 8-K dated February 6, 1998.
10 Incorporated by reference to the Company Current Report on Form 8-K dated February 26, 1998.
11 Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1997.
12 Incorporated by reference to the Company Form 10-QSB for the quarter ended December 31, 1997, filed September 17, 1998.
13 Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended September 30, 1998.


     (b)     Reports on Form 8-K:

             None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERCELL CORPORATION, (a Colorado corporation)

Date:  December 22, 1999         By /s/ Paul H. Metzinger
                                    -----------------------------------
                                     Paul H. Metzinger, Director, Chief
                                     Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  December 22, 1999         By /s/ Paul H. Metzinger
                                    -----------------------------------
                                     Paul H. Metzinger, Director, Chief
                                     Executive Officer, President & Chief
                                     Financial Officer

Date:  December 22, 1999         By /s/ Kevin B. Waide
                                    -----------------------------------
                                     Kevin B. Waide, Director

                     INTERCELL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

FINANCIAL STATEMENTS

                              INTERCELL CORPORATION

             Index to Consolidated Financial Statements

                                                                  Page
                                                                  ----

Independent Auditors' Report                                       F-3

Consolidated Balance Sheet - September 30, 1999                    F-4

Consolidated Statements of Operations - Years ended
     September 30, 1999 and 1998                                   F-5

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit) - Years
     ended September 30, 1999 and 1998                             F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 1999 and 1998                                   F-10

Notes to Consolidated Financial Statements                         F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Intercell Corporation

We have audited the accompanying consolidated balance sheet of Intercell Corporation and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell Corporation and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and has a net working capital deficiency and a stockholders' deficit at September 30, 1999, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN, P.C.



Denver,  Colorado
November  30,  1999,  except  for  Note  13,
as  to  which  the  date  is  December  13,  1999

                     INTERCELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1999


                      Assets
                      ------
Current assets:
  Cash                                                         $     14,000
                                                               -------------
    Total current assets                                             14,000

Notes receivable, net of allowance of $38,000 (Note 4)               10,000
Investment in land held for sale (Note 5)                           500,000
Restricted cash                                                      21,000
Other assets                                                         18,000
                                                               -------------

       Total assets                                            $    563,000
                                                               =============

             Liabilities and Stockholders' Deficit
             -------------------------------------

Current liabilities:
  Accounts payable                                             $    766,000
  Accrued liabilities                                               322,000
  Notes payable - related parties (Note 6)                          221,000
  Notes payable - other (Note 6)                                    183,000
  Convertible debentures (Note 6)                                   826,000
  Deferred gain on sale of subsidiary stock (Note 8)                423,000
  Liabilities of discontinued operations (Note 7)                 3,347,000
                                                               -------------
    Total liabilities (all current)                               6,088,000
                                                               -------------

Commitments and contingencies (Notes 8 and 12)

Stockholders' deficit (Note 10)
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 70 shares issued and outstanding
     (liquidation preference of $868,000)                           745,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $2,984,000)                       2,537,000
  Warrants to acquire common stock.                               3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    66,309,089 shares issued and outstanding                     22,231,000
  Additional paid-in capital                                      6,885,000
  Accumulated deficit                                           (40,604,000)
  Receivable from sale of subsidiary stock (Note 8)             (   394,000)
                                                               -------------
      Total stockholders' deficit                               ( 5,525,000)
                                                               -------------

        Total liabilities and stockholders' deficit            $    563,000
                                                               =============

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                  Years Ended
                                                                 September 30,
                                                             ----------------------
                                                              1999            1998
                                                              ----            ----
General and administrative expense                       $    3,107,000   $  3,946,000
Research and development expense                                 11,000            -
                                                         ---------------  -------------

Loss from operations                                        ( 3,118,000)   ( 3,946,000)
                                                         ---------------  -------------

Interest income                                                   6,000        118,000
Interest expense                                            (   178,000)   (   354,000)
Impairment of investment in land (Note 5)                           -      (   924,000)
Gain on sale of investment in subsidiary (Note 9)                62,000            -
Other income                                                      2,000         11,000
                                                         ---------------  -------------

                                                            (   108,000)   ( 1,149,000)
                                                         ---------------  -------------

Loss from continuing operations                             ( 3,226,000)   ( 5,095,000)
                                                         ---------------  -------------

Discontinued operations (Note 7):
  Loss from operations to be disposed of                    (    67,000)   ( 4,110,000)
  Loss on sale of subsidiaries                                      -      (   288,000)
                                                         ---------------  -------------

Loss from discontinued operations                           (    67,000)   ( 4,398,000)
                                                         ---------------  -------------

Net loss                                                    ( 3,293,000)   ( 9,493,000)

Deemed dividend on Series C and D preferred stock
  relating to in-the-money conversion terms (Note 10)       (    57,000)   (    57,000)
Accrued dividends on Series D preferred stock (Note 10)     (   150,000)   (   113,000)
Accretion on Series B and C preferred stock (Note 10)       (   101,000)   (   123,000)
                                                         ---------------  -------------

Net loss applicable to common stockholders               $  ( 3,601,000)  $( 9,786,000)
                                                         ===============  =============

Net loss per share, basic and diluted, applicable
   to common stockholders:
  Loss from continuing operations                        $  (      0.08)  $(      0.16)
  Loss from discontinued operations                         (      0.00)   (      0.13)
                                                         ---------------  -------------

  Net loss                                               $  (      0.08)  $(      0.29)
                                                         ===============  =============

Weighted average number of common shares outstanding         45,274,227     33,992,163
                                                         ===============  =============

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended September 30, 1999 and 1998


                                  Convertible         Warrants to
                                Preferred Stock         Acquire           Common Stock
                                ---------------       Common Stock        ------------
                             Shares         Amount    ------------     Shares      Amount
                             ------         ------                     ------      ------
Balances,
  September 30, 1997         1,252       $3,658,000    $3,050,000    30,371,075  $21,285,000

Constructive retirement
  of treasury stock            -                -             -     ( 1,100,000) (   385,000)
Warrants issued in
  connection with
  convertible debenture        -                -          25,000           -            -
Shares issued in lieu
  of interest                  -                -             -       2,000,000      187,000
Shares issued for
  services                     -                -             -         516,000       40,000
Common stock issued
  by subsidiary                -                -             -             -            -
Amortization of
  deferred compensation        -                -             -             -            -
Amortization of
  deemed dividend              -             57,000           -             -            -
Accrual of preferred
  stock dividend               -            113,000           -             -            -
Accretion on preferred
  stock                        -            123,000           -             -            -
Conversion of Series B
  preferred stock to
  common stock            (      5)      (   40,000)          -         678,761       40,000
Conversion of Series C
  preferred stock to
  common stock            (     20)      (  162,000)          -       4,204,798      162,000
Beneficial conversion
  feature related to
  Series A-1 and A-2
  debentures                   -                -             -             -            -
Net loss                       -                -             -             -            -
                           -------        ---------     ---------    ----------   ----------

Balances,
  September 30, 1998         1,227        3,749,000     3,075,000    36,670,634   21,329,000













                                   (Continued)
                                       F-6





                                                 Receivable
                       Additional                  From                                    Total
                        Paid-In      Deferred    Subsidiary   Treasury   Accumulated   Stockholders'
                        Capital    Compensation  Stock Sale    Stock       Deficit    Equity (Deficit)
                       ----------  ------------  ----------   --------   -----------  ----------------
Balances,
  September 30, 1997   $2,996,000   $(3,000)     $     -     $(385,000)  $(27,217,000)    $ 3,384,000

Constructive retirement
  of treasury stock           -         -              -       385,000            -               -
Warrants issued in
  connection with
  convertible debenture       -         -              -           -              -            25,000
Shares issued in lieu
  of interest                 -         -              -           -              -           187,000
Shares issued for
  services                    -         -              -           -              -            40,000
Common stock issued
  by subsidiary           877,000       -              -           -              -           877,000
Amortization of
  deferred compensation       -       3,000            -           -              -             3,000
Amortization of
  deemed dividend             -         -              -           -      (    57,000)            -
Accrual of preferred
  stock dividend              -         -              -           -      (   113,000)            -
Accretion on preferred
  stock                       -         -              -           -      (   123,000)            -
Conversion of Series B
  preferred stock
  to common stock             -         -              -           -              -               -
Conversion of Series C
  preferred stock
  to common stock             -         -              -           -              -               -
Beneficial conversion
  feature related to
  Series A-1 and A-2
  debentures              225,000       -              -           -              -           225,000
Net loss                      -         -              -           -      ( 9,493,000)     (9,493,000)
                        ---------     -----        -------     -------     ----------       ---------

Balances,
  September 30, 1998    4,098,000       -              -           -      (37,003,000)     (4,752,000)



















                                   (Continued)
                                       F-7

                     INTERCELL CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)(Continued)
                     Years Ended September 30, 1999 and 1998


                                  Convertible         Warrants to
                                Preferred Stock         Acquire           Common Stock
                                ---------------       Common Stock        ------------
                             Shares         Amount    ------------     Shares      Amount
                             ------         ------                     ------      ------
Conversion of Series C
  preferred stock
  to common stock         (     77)      (  775,000)          -      26,569,692      775,000
Shares issued in
  exchange for services        -                -             -         350,000        9,000
Shares issued for
  settlements                  -                -             -       2,718,763      118,000
Common stock issued
  by subsidiary                -                -             -             -            -
Amortization of
  deemed dividend              -             57,000           -             -            -
Accrual of preferred
  stock dividend               -            150,000           -             -            -
Accretion on preferred
  stock                        -            101,000           -             -            -
Note receivable from
  sale of subsidiary
  stock (Note 8)               -                -             -             -            -
Cash received on
  note receivable              -                -             -             -            -
Net loss                       -                -             -             -            -
                           -------        ---------     ---------    ----------   ----------

Balances,
  September 30, 1999         1,150       $3,282,000    $3,075,000    66,309,089  $22,231,000
                           =======        =========     =========    ==========   ==========
























                                   (Continued)
                                       F-8





                                                 Receivable
                       Additional                  From                                    Total
                        Paid-In      Deferred    Subsidiary   Treasury   Accumulated   Stockholders'
                        Capital    Compensation  Stock Sale    Stock       Deficit    Equity (Deficit)
                       ----------  ------------  ----------   --------   -----------  ----------------

Conversion of Series C
  preferred stock
  to common stock             -         -              -           -              -               -
Shares issued in
  exchange for services       -         -              -           -              -             9,000
Shares issued for
  settlements                 -         -              -           -              -           118,000
Common stock issued
  by subsidiary         2,787,000       -              -           -              -         2,787,000
Amortization of
  deemed dividend             -         -              -           -      (    57,000)            -
Accrual of preferred
  stock dividend              -         -              -           -      (   150,000)            -
Accretion on preferred
  stock                       -         -              -           -      (   101,000)            -
Note receivable from
  sale of subsidiary
  stock (Note 8)              -         -         (423,000)        -              -        (  423,000)
Cash received on
  note receivable             -         -           29,000         -              -            29,000
Net loss                      -         -              -           -      ( 3,293,000)     (3,293,000)
                        ---------     -----        -------     -------     ----------       ---------

Balances,
  September 30, 1999   $6,885,000    $  -        $(394,000)   $    -     $(40,604,000)    $(5,525,000)
                        =========     =====        =======     =======     ==========       =========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                      Years Ended
                                                                     September 30,
                                                                     --------------
                                                                  1999           1998
                                                                  ----           ----
Cash flows from operating activities:
 Net loss                                                    $( 3,293,000)     $( 9,493,000)
 Less loss from discontinued operations                            67,000         4,398,000
                                                               ----------        ----------
  Loss from continuing operations                             ( 3,226,000)      ( 5,095,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization of intangible assets                                   -               3,000
  Loss on abandonment/sale of property, plant and equipment           -             900,000
  Loss from asset impairment                                          -             924,000
  Common stock issued for expenses                                127,000           252,000
  Common stock of subsidiary issued for services                1,844,000           877,000
  Gain on sale of investment in subsidiary                    (    62,000)              -
  Provision for loss on note receivable                            38,000               -
  Loss from assignment of note                                        -             500,000
  Amortization of deferred compensation                               -               3,000
  Changes in operating assets and liabilities:
   Increase in restricted cash                                (     5,000)      (    16,000)
   Increase in prepaid expenses and other current assets              -         (   180,000)
   Increase in accounts payable and
     accrued liabilities                                          275,000           121,000
   Increase in notes payable to related parties                       -              86,000
                                                               ----------        ----------
    Net cash used in continuing operations                    ( 1,009,000)      ( 1,625,000)
                                                               ----------        ----------
    Net cash used in discontinued operations                          -         ( 1,690,000)
                                                               ----------        ----------
Cash flows from investing activities:
 Other assets                                                      20,000       (    77,000)
 Proceeds from sale of investment in subsidiary stock              62,000               -
 Proceeds from disposition of business and sales
   of property and equipment                                          -           2,200,000
 Payments received on notes receivable                                -               1,000
 Increase in note receivable                                  (    10,000)              -
                                                               ----------        ----------
   Net cash provided by investing activities                       72,000         2,124,000
                                                               ----------        ----------
Cash flows from financing activities:
 Proceeds from notes payable to related parties                   135,000               -
 Proceeds from notes payable, other                               183,000         1,500,000
 Repayments of notes payable, other                                   -         (   659,000)
 Payment received on note receivable from subsidiary stock sale    29,000               -
 Proceeds from issuance of common and preferred
   stock by subsidiary                                            353,000           590,000
                                                               ----------        ----------
  Net cash provided by financing activities                       700,000         1,431,000
                                                               ----------        ----------
Net increase (decrease) in cash and cash equivalents          (   237,000)          240,000
Cash, beginning of year                                           251,000            11,000
                                                               ----------        ----------
Cash, end of year                                            $     14,000      $    251,000
                                                               ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                      $     26,000      $     81,000
                                                               ==========        ==========

                                   (CONTINUED)

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)


     Supplemental disclosure of noncash investing and financing activities:


                                                                  1999         1998
                                                                  ----         ----
Conversion of Series B and C preferred stock to common stock    $775,000     $202,000
Additional paid-in capital from conversion
 feature of debentures                                               -        225,000
Accretion on preferred stock                                     150,000      123,000
Amortization of deemed dividend on preferred stock                57,000       57,000
Accrual of preferred stock dividend                              101,000      113,000
Note receivable from subsidiary stock sale                       423,000          -
Additional paid-in capital from conversion of
 subsidiary preferred stock to common stock                      590,000          -


See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

(1)   BASIS OF PRESENTATION, BUSINESS AND PLAN OF RESTRUCTURING

      Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Intercell Corporation, a Colorado corporation (the Company), and its significant subsidiaries: California Tube Laboratory, Inc. through February 6, 1998, Cellular Magnetics, Inc. through April 9, 1998, Nanopierce Technologies, Inc., acquired February 26, 1998, Sigma 7 Corporation, Particle Interconnect Corp., and Arizcan Properties, Ltd.
      All significant intercompany accounts and transactions have been eliminated in consolidation.

      Business and Plan of Restructuring

      Prior to 1998, the Company manufactured products in three industry segments: (1) the production of fully functional computer memory modules from defective memory chips, (2) the production and rebuilding of electron power tubes in various forms and models, and (3) the production of electronic components. During 1998, due to continuing operating losses, management implemented a plan to restructure the Company, primarily through various acquisitions and divestitures described below:

      a.    Disposition of California Tube Laboratory, Inc.

            Through January 1998, the Company's wholly-owned subsidiary California Tube Laboratory, Inc. (CTL) manufactured and rebuilt electron power tubes. On February 6, 1998, the Company sold CTL to an unrelated third party. As consideration for the sale, the Company received $1,500,000 in cash, including $200,000 in escrow (in September, 1998, the buyer received a distribution from escrow of approximately $184,000; at September 30, 1999, the escrow balance is approximately $21,000) and a $500,000 promissory note receivable (Note 4).

      b.    Acquisition of Nanopierce Technologies, Inc.

            The Company's wholly owned subsidiary Particle Interconnect Corp. (PI Corp.), was engaged in the design and development of particle-coated substrates for integrated circuits using patented interconnect technology (the PI Technology) and a proprietary trade secret electro-plating process (the PE Process).

            In February 1998, the Company transferred all of the intellectual property of PI Corp. (which had a historical carrying value of zero) to Nanopierce Technologies, Inc. (Nanopierce) for common and preferred shares of Nanopierce resulting in a controlling ownership interest of approximately 73% at the date of acquisition. During the year ended September 30, 1999, the Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 60% at September 30, 1998, to approximately 35% at September 30, 1999. The decrease in ownership interest was due to the Company's sale of certain Nanopierce shares owned by the Company and various subsidiary stock transactions (Notes 8 and 9). Although the Company's ownership interest has been reduced below 50%, the Company has continued to consolidate Nanopierce through September 30, 1999, based on several factors which management believes constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company, who is also President, Director, and CEO of Nanopierce.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      c.    Disposition of Cellular Magnetics, Inc.

            In July 1997, the Company entered into a stock purchase agreement to sell its wholly-owned subsidiaries Cellular Magnetics Inc. (CMI), (which owned all the assets and liabilities of A.C. Magnetics, Inc., d.b.a. M.C. Davis Co., Inc.) and Intercell Wireless Corporation
            (IWC) to Intercell Technologies Corporation (ITC) in exchange for ITC common stock, notes, and 1,100,000 shares of the Company's common stock owned by ITC.

            In January 1998, ITC advised the Company that it would default on all obligations owed to the Company. The Company undertook steps to protect its interest including the repossession and foreclosure of the primary assets of CMI. The Company recognized a loss of $900,000 in fiscal 1998 due to impairment concerns associated with ITC's inability to repay the Company, and on April 9, 1998, the Company sold CMI to its former owners for $700,000.

      d.    Liquidation of Sigma 7 Corporation

            Through June 1998, Sigma 7 Corporation (Sigma), through its subsidiary BMI Acquisition Group, Inc. (BMI), developed and utilized a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. In June 1998, Sigma operations were discontinued, and on December 31, 1998, Sigma filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code.

      As of September 30, 1998 and through September 30, 1999, the Company's remaining operating subsidiary is Nanopierce, which is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. The Company has not realized any royalty revenue through September 30, 1999 (Note 12).

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1999 and 1998, and has a working capital deficiency and a stockholders' deficit at September 30, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that might result from the outcome of this uncertainty.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      To address its current cash flow concerns, the Company has been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise working capital through the sale of additional capital stock or through the issuance of debt(Note 13). In addition, the Company, through Nanopierce, is actively marketing the PI Technology, primarily through the development of strategic relationships with established leaders in the technology industry, the licensing of the PI Technology and/or the sale of products incorporating the PI Technology.


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

      Restricted Cash

      Restricted cash consists of cash held in an escrow account in connection with the Company's sale of CTL.

      Inventories

      Inventories associated with discontinued operations were generally stated at the lower of cost (first in, first out), or market. During 1998, $110,000 of inventories associated with discontinued operations were written down, and the charge was included in the loss from discontinued operations. As of September 30, 1999, there are no remaining inventories.

      Notes Receivable

      Management periodically evaluates receivable balances. Evaluations are based primarily on assessments of the borrowers' financial condition and the underlying value of the collateral to determine if any impairment is evident.

      Property, Plant and Equipment

      Property, plant and equipment associated with discontinued operations were stated at cost. Depreciation expense was provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture, equipment, software, and vehicles, and the shorter of the useful life of the asset or the remaining lease term for leasehold improvements. During 1998, property and equipment associated with discontinued operations with a carrying value of $302,000 was written off, and the charge was included in the loss from discontinued operations.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Fair Value of Financial Instruments

      The carrying amounts of cash, restricted cash, the notes receivable, accounts payable and accrued liabilities, and convertible debentures approximate fair values due to the short maturities of such instruments. Management is not able to practicably estimate the fair value of the liabilities of discontinued operations due to uncertainties in connection with the Sigma 7 Chapter 7 bankruptcy (Note 7) or the related party notes payable, due to the related party nature of the underlying transactions.

      Revenue Recognition

      Revenues associated with discontinued operations were recognized when earned, generally upon product shipment. A provision was made for estimated customer returns at the time of sale.

      Research and Development

      The Company charges research and development costs to operations as incurred.

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

      Loss Per Share

      Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, requires dual presentation of basic and diluted earnings per share
      (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Subsidiary Equity Transactions

      The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries, which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with these transactions in 1999 or 1998.

      Recently Issued Accounting Standards

      During the year ended September 30, 1999, the Company adopted SFAS
      No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. During fiscal 1999 and 1998, the Company did not have any components of comprehensive income to report.

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

      Reclassifications

      Certain amounts reported in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

(3)   RISK CONSIDERATIONS

      Business Risk

      The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(4)   NOTES RECEIVABLE

      At September 30, 1999, the Company has a $10,000, 8% note receivable from a third party. The note is unsecured and is due on demand.

      In connection with a sale of assets in 1996, the Company received a $60,000 non-interest bearing note receivable, in which interest was imputed on the note at 10%. At September 30, 1998, the outstanding balance of the note and the unamortized balance of the discount was $45,000 and $7,000, respectively. During the year ended September 30, 1999, no scheduled payments were received, and collection efforts were unsuccessful. Therefore, at September 30, 1999, the Company has fully reserved the net outstanding balance of the note and recorded a loss of $38,000 in the 1999 fiscal year.

      In connection with the Company's 1998 sale of CTL, the Company received a $500,000, 3% unsecured promissory note from the buyer, payable upon the completion of an environmental cleanup of the property formerly leased by CTL. The Company was obligated to the owner of the property to pay 75% of any expenses related to the environmental cleanup, estimated to cost between $350,000 to $450,000. The Company entered into an agreement to assign its interest in the $500,000 note to the property owner in consideration of the property owner releasing the Company from any environmental cleanup liability. The Company recognized a loss of $500,000 in 1998 in connection with the note assignment.

(5)   INVESTMENT IN LAND HELD FOR SALE

      The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. In September 1998, the Company evaluated the recoverability of its investment in land held for sale and concluded that an impairment charge of $924,000 was necessary to reduce the carrying value of the land to its estimated net realizable value of $500,000. The net realizable value of $500,000 at September 30, 1999, is based on management's periodic assessments, negotiations with a potential third-party buyer, and other factors.

(6)   NOTES PAYABLE AND CONVERTIBLE DEBENTURES

      Notes Payable - Related Parties

      At September 30, 1999, notes payable to related parties consist of three unsecured promissory notes. One note, bearing interest at 8%, was due on demand to an officer of the Company in exchange for $131,000 advanced to Nanopierce. In October 1999, Nanopierce issued 358,420 shares of its common stock at the quoted market price of the stock on the date of the transaction, in satisfaction of this note and related accrued interest totaling approximately $133,000. The second note for $67,000 is due to an affiliate of an officer of the Company, bears interest at 10%, and is due on demand. The third note for $23,000 is due to an officer of the Company for funds advanced to the Company. This note is non-interest bearing and is due on demand.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      At September 30, 1999, accrued liabilities include $5,000 of accrued interest expense due on the notes payable to related parties.

      Notes Payable - Other

      Notes payable - other, consists of four notes. Two of the notes bear interest at 10% and are collateralized by 300,000 shares of Nanopierce stock pledged by the Company. One of the two notes for $50,000 was originally due November 20, 1999, and is now, along with the second note for $15,000, due on demand. A third note for $68,000 is unsecured, bears interest at 8%, and is also due on demand. The fourth note for $50,000 is due March 3, 2000, and is collateralized by 500,000 shares of Nanopierce stock pledged by the Company.

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

      The Series A-1 debentures require quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance originally due on December 1, 1999. The debenture may be converted at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75.

      The Series A-2 convertible debentures require quarterly interest payments at 9% per annum, beginning June 1, 1998, with an original maturity date of April 1999, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement. At the Company's request, the Series A-2 debentures were accelerated to December 31, 1998. As consideration for the acceleration, the Company provided collateral to the debenture holders for the entire $1,500,000. The Company assigned a first priority secured lien on the assets of Sigma, a first deed of trust on the land held for sale, and an assignment of the $2,200,000 note from ITC to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders in lieu of interest expense during the year ended September 30, 1998, of $100,000. During 1998, $659,000 was paid on the debentures and at September 30, 1999, $826,000, plus accrued interest of $110,000 is due on demand.

      A beneficial conversion feature of $225,000, representing the "in the money portion" of the debentures at the date of issuance, was recognized as a discount on the debentures and an increase to additional paid in capital. The discount was amortized to interest expense in 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)   DISCONTINUED OPERATIONS

      The Company sold its wholly-owned subsidiary CTL on February 6, 1998; the Company effectively terminated the operations and activities of PI Corp. in September, 1997 and transferred the PI Technology to Nanopierce in February, 1998; the Company sold CMI and IWC in July 1997 and in June 1998 the Company discontinued all operations of Sigma. The sales and income (losses) from discontinued operations for 1998 are as follows:

                 CTL        CMI        IWC       SIGMA     PI CORP      TOTAL
                 ---        ---        ---       -----     -------      -----

 Net sales   $1,583,000  $814,000        -    $  669,000        -    $3,066,000
 Loss from
  Operations (  215,000) (  6,000) $(838,000) (2,947,000) $(104,000) (4,110,000)
 Loss on
  Disposal   (  832,000)  544,000        -           -          -    (  288,000)

      Loss from discontinued operations for fiscal 1999 represents $67,000 of accrued interest on the notes payable of Sigma prior to Sigma filing for voluntary liquidation under the U.S. Bankruptcy Code, which resulted in an increase of $67,000 to liabilities of discontinued operations during the year ended September 30, 1999.

      Liabilities of discontinued operations at September 30, 1999, consists of Sigma liabilities as follows:

          Accounts payable and accrued liabilities               $ 1,053,000
          Notes payable                                            2,173,000
          Other liabilities                                          121,000
                                                                  ----------
                                                                 $ 3,347,000
                                                                  ==========

      Notes payable of discontinued operations include $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998 (Note 12).

(8)   AGREEMENT TO SELL NANOPIERCE STOCK

      On July 7, 1999, the Company entered into an agreement to sell 845,000 shares of Nanopierce common stock held by the Company in exchange for a $423,000 note receivable. The note bears interest at 10% and is due
      July 7, 2000. The shares were sold at $0.50 per share representing a premium of 38.9% over the closing bid price per share on the date of the agreement. The purchaser of the stock has the option of putting back to the Company the 845,000 shares of common stock on the due date of the note in full satisfaction of the note.

      Due to the uncertainty regarding the ultimate realization of the gain on the transaction, the note receivable balance is classified as a reduction to stockholders' equity (deficit) at September 30, 1999, and a liability has been recorded for the unrealized gain. A payment of $28,500 was received in September 1999, and was recorded as a reduction to the note receivable.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)   SUBSIDIARY STOCK TRANSACTIONS

      In July 1998, Nanopierce executed a securities purchase agreement (which was amended in September 1998) with a third party pursuant to which Nanopierce issued 75,000 shares of Series B Preferred Stock at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs) through September 30, 1998.

      In September 1998, 8,000 shares of the Series B Preferred Stock were converted into common shares of Nanopierce, and during the year ended September 30, 1999, the remaining 67,000 shares of Nanopierce Series B Preferred Stock were converted into common shares of Nanopierce, resulting in an increase of $590,000 to additional paid-in capital.

      During 1999, Nanopierce issued 5,199,000 shares of its common stock in exchange for services valued at approximately $1,844,000, and 1,585,000 shares of its common stock in exchange for $353,000 cash. During 1998, Nanopierce issued 1,265,093 shares of its common stock in exchange for services valued at approximately $877,000. The value of the services was based upon the market price of the Nanopierce common stock at the date the services were performed. Approximately 970,000 shares ($174,000 of the total expense) was attributed to employee compensation in 1998.

      During 1999, the Company sold 225,000 shares of Nanopierce common stock held by the Company for $62,000 cash. The carrying value of the Nanopierce shares was $0, resulting in a $62,000 gain on the transactions.

(10)  STOCKHOLDERS' EQUITY (DEFICIT)

      Series B Preferred Stock

      In July 1996, the Company issued 1,000 shares of Series B redeemable convertible preferred stock (Series B Preferred Stock) and detachable warrants for proceeds of $8,900,000 (net of issuance costs of $1,100,000). Each share of Series B Preferred Stock was convertible into common stock at the exchange rate in effect at the time of the conversion.

      Through September 30, 1997, 995 shares of Series B Preferred Stock were converted into shares of common stock, and during the year ended September 30, 1998, the remaining 5 shares of Series B Preferred Stock outstanding were converted into 678,761 shares of common stock. At September 30, 1998, all shares of the Series B Preferred Stock have been converted to common stock.

      Each share of Series B Preferred Stock was accompanied by a detachable warrant to purchase a number of shares of common stock of the Company equal to 30% of the original aggregate purchase price of the shares of Series B Preferred Stock divided by a fixed conversion rate of $3.9375 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series B Preferred Stock offering as determined using the Black-Scholes pricing model. As of September 30, 1999, warrants to acquire 1,092,063 shares of common stock were outstanding. The warrants will expire if not exercised by July 1, 2001.

      Series C Preferred Stock

      In December 1996, the Company issued 525 shares of no par value Series C Preferred Stock (Series C Preferred Stock) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Each share of Series C Preferred Stock is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. The Series C Preferred Stock is subject to automatic conversion in December 1999.

      The conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since December 16, 1996. The beneficial adjustment is treated as an accretion on the Series C Preferred Stock. For the years ended
      September 30, 1999 and 1998, the amount of accretion was $101,000 and $123,000, respectively. The Series C Preferred Stock contains a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C Preferred Stock are not entitled to voting rights.

      Shares of Series C Preferred Stock, purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of shares of Series B Preferred Stock, are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 25% and 50% of the original aggregate purchase price of the shares of Series C Preferred Stock divided by a fixed conversion rate of $3.25 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series C Preferred Stock offering as determined using the Black-Scholes pricing model. As of September 30, 1999, warrants to acquire 745,386 shares of common stock were outstanding. The warrants will expire if not exercised by November 30, 2001.

      For the year ended September 30, 1999, 77 shares of Series C Preferred Stock were converted into 26,569,692 shares of common stock. For the year ended September 30, 1998, 20 shares of Series C Preferred Stock were converted into 4,204,798 shares of common stock. A total of 70 shares of Series C Preferred Stock are outstanding at September 30, 1999.

      Series D Preferred Stock

      In September 1997, the Company issued 1,000 shares of Series D redeemable convertible preferred stock (Series D Preferred Stock) in exchange for 1,000 shares of BMI Preferred Stock. Each share of Series D Preferred Stock is convertible into the Company's common stock beginning on January 1, 1999, at the option of each holder, or automatically upon the affirmative vote of the holders of a majority of the Series D Preferred Stock. Each share of Series D Preferred Stock shall convert into that number of shares of the Company which would be acquired at the then current market price multiplied by the conversion factor as described in the preferred stock agreements. In September 1997, the Company also issued 80 shares of Series D Preferred Stock as partial payment on non-compete agreements with two related parties.

      In January 2003, the exchange rate will be equal to 90% of the then prevailing market rate, resulting in a deemed dividend of approximately $300,000. The Company will recognize the dividend in its net income
      (loss) per common share calculation over the period beginning with the date of issuance through January 1, 2003. The amount of deemed dividend for the years ended September 30, 1999 and 1998 was $57,000 for each year.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In the event the total number of shares issuable upon conversion exceeds 10% of the then issued and outstanding shares, the Company shall, within 90 days of such event, redeem those Series D Preferred Stock, which, if converted, would exceed the 10% limitation, at their face value, plus all accrued dividends.

      The Series D Preferred stock contained a liquidation preference equal to the sum of the deemed purchase price of $2,500 per share, and 6% of the deemed purchase price per annum for the period from January 1, 1998 to the date of the event of liquidation. Shares of Series D Preferred Stock are not entitled to voting rights. Such shares are entitled to receive a cumulative 6% dividend commencing January 1, 1998, are redeemable by the Company, and will receive registration rights permitting the resale of not more than 20% of the outstanding Series D Preferred shares in connection with any registered, firm commitment to underwrite the Company's common stock after December 31, 1998. For the years ended September 30, 1999 and 1998, accrued dividends on the Series D Preferred Stock approximated $150,000 and $113,000, respectively.

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

      A summary of the status of the Option Plan is as follows:

                                                  December 31,
                            -------------------------------------------------------
                                         Weighted-                     Weighted-
                                          Average                       Average
                            Shares     Exercise Price     Shares     Exercise Price
                            ------     --------------     ------     --------------
Outstanding at
  beginning of year       6,927,000       $ 0.87         8,952,000      $ 0.77
Granted                         -             -            400,000        0.08
Forfeited                       -             -         (2,425,000)       0.37
                          ---------        -----         ---------       -----
Outstanding at
  end of year             6,927,000         0.87         6,927,000        0.87
                          =========        =====         =========       =====

Options exercisable
  at end of year          6,927,000         0.87         6,927,000        0.87












                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Weighted-average fair value
  of options granted during
  the year at market                          -                           0.10

Weighted-average fair value
  of options granted during
  the year at less than market                -                           0.05


     The following table summarizes information about stock options outstanding as of September 30, 1999:



                                    Options Outstanding                     Options Exercisable
                     -----------------------------------------------   ----------------------------
                                      Weighted-
                                       Average          Weighted-                      Weighted-
      Range of         Number         Remaining          Average         Number         Average
   Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
   ---------------   -----------   ----------------   --------------   -----------   --------------
      0.05-0.50       5,670,000       7.66 years          $0.40        5,670,000         $0.40
      0.75-1.50         296,000       6.54                 0.93          296,000          0.93
      2.00-4.00         961,000       6.89                 3.60          961,000          3.60
                      ---------                                        ---------
                      6,927,000       7.30                 0.87        6,927,000          0.87
                      =========                                        =========

      During 1998, options to purchase 400,000 shares of the Company's common stock at exercise prices ranging from $.05 to $.10 per share were granted to two employees and a director of the Company. The exercise prices were based on the estimated market value of the Company's common stock at the date of grant and expire through 2008.

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

                                                  1999             1998
                                                  ----             ----

           Net loss, as reported             $( 3,293,000)  $( 9,493,000)
           Net loss, pro forma                ( 3,293,000)   ( 9,514,000)
           Net loss per share, as reported          (0.08)         (0.26)
           Net loss per share, pro forma            (0.08)         (0.26)

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      No options were granted during 1999. The fair value of each option granted during 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           Expected dividend yield                       0%
           Expected stock price votality              79.5%
           Risk-free interest rate                    6.00%
           Expected life of options                 6.5 years

      Warrants

      At September 30, 1999, the following warrants to purchase common stock were outstanding:

                   Number of Common           Purchase           Expiration
              shares covered by warrants       price               date
              --------------------------       ------              ------

                     1,092,063  (a)            $3.94           July 1, 2001
                       745,387  (b)            $3.25           November 30, 2001
                       600,000  (c)            $0.17 - 1.00    December 3, 2000
                       200,000  (d)            $0.15           December 3, 2002
                     ---------
                     2,637,450
                     =========

           (a)  Warrants issued in connection with series B Preferred Stock
           (b)  Warrants issued in connection with Series C Preferred Stock
           (c) Warrants issued in connection with Series A-1 Convertible Debentures
           (d)  Warrants issued for consulting services.

      Other

      During 1998, the Company issued 1,516,000 shares of the Company's common stock to third parties, valued at $127,000, based upon the market value of the stock at the date of issue, primarily as consideration for services performed.

(11)  INCOME TAXES

      The Company did not incur income tax expense for the years ended September 30, 1999 and 1998. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                         Years Ended
                                                        September 30,
                                                -----------------------------
                                                    1999             1998
                                                    ----             ----

      Expected income tax benefit               $(1,089,000)     $(3,235,000)
      State income taxes                         (  160,000)      (  665,000)
      Change in valuation allowances              1,249,000        3,686,000
      Net operating loss carryforwards
        for state purposes not available
        for future utilization                          -            214,000
                                                  ---------        ---------
                                                $       -        $       -
                                                  =========        =========

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 1999 are as follows:

           Deferred tax assets:
             Net operating loss carryovers          $11,700,000
             Basis in land held for sale                360,000
                                                     ----------
                                                     12,060,000
           Less valuation allowance                 (12,060,000)
                                                     ----------
             Net deferred tax assets                $       -
                                                     ==========

      As of September 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $30,000,000 and $20,000,000, respectively. The federal net operating losses expire from 2007 to 2019. The state net operating losses expire from 2000 to 2019. The difference between the federal and state loss carryforwards results primarily from a 50% limitation on California net operating losses. The Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The Company's net operating loss carryforwards may be further reduced as a result of the liquidation of certain subsidiaries.

(12)  COMMITMENTS AND CONTINGENCIES

      Office Lease

      The Company leases office space under a non-cancelable operating lease agreement. This lease requires future minimum lease payments of $24,000 per year through September 30, 2001. The lease also requires the Company to pay property tax, maintenance, insurance, and certain other operating costs of the leased property.

      Rent expense under this lease was $24,000 in 1999 and 1998.

      Related Party Facilities Leases

      CTL, which the Company sold in February 1998, leased its principal facility on a month-to-month basis from a significant stockholder. Monthly rental payments under this facility lease were $10,000.

      The Company also leased a facility in Vancouver, Canada, from a former executive and director of the Company with monthly rental payments of $3,000. This lease was terminated in February, 1998 upon payment of a lease termination fee of $129,000. Related party lease expense was $178,000 in 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Guarantee Agreement

      In connection with the acquisition of M.C. Davis in 1996, the Company guaranteed the former shareholders of M.C. Davis that the 277,778 shares of the Company's common stock issued to them would have a value on October 8, 1998 of not less than $4.00 per share. On October 8, 1998, the price per share of the Company's common stock was $.025. In satisfaction of the guarantee, in October 1998, the Company agreed to transfer 850,000 restricted common shares of its Nanopierce common stock held by the Company and issue 1,293,899 restricted shares of the Company's common stock to the former shareholders. As a result of these transactions, the Company recorded a loss of $32,000 in 1998, which represented: (1) the difference between the estimated market value of the subsidiary stock and the Company's recorded cost of its investment in the subsidiary stock at the date of the transaction ($689,000 gain), and (2) the guaranteed obligation of $721,000. On February 8, 1999, the Company agreed to issue an additional 1,424,864 restricted shares of the Company's common stock to certain additional former shareholders of M.C. Davis. The Company recognized expense of $85,000 in fiscal year 1999 in connection this agreement.

      Subsidiary Shareholder Agreement

      Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,700,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement in September 1998 to place 750,000 shares of Nanopierce common stock in escrow, to be held for the benefit of the Sigma investors. The agreement stipulates that the 750,000 shares may be sold in order to pay the Sigma investors. The Agreement provides that no sale of shares may be made below $2.00 per share, and the volume of sales cannot exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction. Any shares not required to be sold are to be returned to the Company. The Company is not required to provide any further shares of Nanopierce or any other consideration in the event the sale of these shares is insufficient to repay all the obligations. No shares were sold in 1999. In July 1999, the Company pledged an additional 300,000 shares of Nanopierce common stock to collateralize repayment of $675,000 due under an agreement to certain investors and assignees in the second private placement.

      License Agreements and Litigation

      Nanopierce has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account (approximately $90,000 at September 30, 1999), outside of Nanopierce's control, pending the resolution of certain legal issues.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      On November 30, 1999, Nanopierce obtained a Court Order of Declaratory Judgment that it has exclusive ownership of all rights relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial statements of the Company.

(13)  SUBSEQUENT EVENT

      In December 1999, a third party agreed to purchase from Nanopierce, up to $1,000,000 of previously unissued, restricted common shares of Nanopierce, in $50,000 increments, at the lesser of $1.00 per share or 77.5% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. On December 13, 1999, Nanopierce issued 100,000 shares of its common stock for $50,000 under this agreement.