Form 10QSB
period 1999-12-31
INTERCELL CORP
filed 2000-02-15
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended December 31, 1999

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


As of February 7, 1999 there were 99,891,188 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes       No   X
                                                           -----    -----

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Condensed Consolidated Balance Sheet
       December 31, 1999                                                   1

    Condensed Consolidated Statements of Operations
       Three Months Ended December 31, 1999 and 1998                       2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Three Months Ended December 31, 1999                                3

    Condensed Consolidated Statements of Cash Flows
       Three Months Ended December 31, 1999 and 1998                       5

    Notes to Condensed Consolidated Financial Statements
       Three Months Ended December 31, 1999 and 1998                       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              11


PART II - OTHER INFORMATION                                               13


ITEM 2.  CHANGES IN SECURITIES                                            13

ITEM 6.  EXHIBITS                                                         14


    SIGNATURES

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 1999

Assets
------
Current assets:
  Cash and cash equivalents                                    $     95,000

    Total current assets                                             95,000

Notes Receivable                                                     22,000
Investment in land held for sale                                    500,000
Restricted cash                                                      21,000
Other assets                                                         54,000
                                                                 ----------

       Total assets                                            $    692,000
                                                                 ==========

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Accounts payable                                             $    807,000
  Accrued liabilities                                               360,000
  Notes payable to related parties                                  136,000
  Notes payable - other                                             381,000
  Convertible debentures                                            826,000
  Deferred gain on sale of subsidiary stock                         423,000
  Liabilities of discontinued operations                          3,347,000
                                                                 ----------
    Total current liabilities                                     6,280,000
                                                                 ----------

Commitment and Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 41 shares issued and outstanding
     (liquidation preference of $510,000)                           421,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,024,000)                       2,646,000
  Warrants to acquire common stock                                3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    83,962,605 shares issued and outstanding                     22,505,000
  Additional paid-in capital                                      7,726,000
  Accumulated deficit                                           (41,567,000)
  Receivable from sale of subsidiary stock                      (   394,000)
                                                                 ----------
      Total stockholders' deficit                               ( 5,588,000)
                                                                 ----------

        Total liabilities and stockholders' deficit            $    692,000
                                                                 ==========


See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                          Three Months Ended
                                                              December 31,
                                                        ----------------------
                                                          1999         1998
                                                          ----         ----
General and administrative expense                     $ 873,000      417,000
                                                         -------      -------

Loss from operations                                    (873,000)    (417,000)
                                                         -------      -------

Interest income                                            1,000          -
Interest expense                                        ( 32,000)    ( 20,000)
                                                         -------      -------
                                                        ( 31,000)    ( 20,000)
                                                         -------      -------

Loss from continuing operations                         (904,000)    (437,000)
                                                         -------      -------

Discontinued operations:
  Loss from operations to be disposed of                     -       ( 67,000)
                                                         -------      -------

Loss from discontinued operations                            -       ( 67,000)
                                                         -------      -------

Net loss                                                (904,000)    (504,000)

Deemed dividend on Series C preferred stock relating
  to relating to in-the-money conversion terms          (  7,000)    ( 14,000)
Accrued dividends on Series D preferred stock           ( 38,000)    ( 37,000)
Accretion on Series C preferred stock                   ( 14,000)    ( 29,000)
                                                         -------      -------

Net loss applicable to common
  stockholders                                         $(963,000)    (584,000)
                                                         =======      =======

Net loss per share, basic and diluted, applicable
   to common stockholders:
  Loss from continuing operations                      $(   0.01)    (   0.02)
  Loss from discontinued
   operations                                                -            -
                                                         -------      -------

  Net loss                                             $(   0.01)    (   0.02)
                                                         =======      =======

Weighted average number of common shares outstanding  80,949,160   37,514,481
                                                      ==========   ==========


See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999


                                  Convertible
                                Preferred Stock         Warrants to       Common Stock
                                ---------------           Acquire         ------------
                               Shares      Amount       Common Stock   Shares       Amount
                               ------      ------       ------------   ------       ------
Balances
  October 1, 1999               1,150   $  3,282,000      3,075,000  66,309,089  $22,231,000

Conversion of Series
  C Preferred Stock            (   29)   (   274,000)           -    17,653,516      274,000

Common stock issued
  by subsidiary                   -              -              -           -            -

Accretion on
  preferred stock                 -           14,000            -           -            -

Amortization of
  deemed dividend                 -            7,000            -           -            -

Accrual of
  preferred stock dividend        -           38,000            -           -            -

Net loss                          -              -              -           -            -
                                -----      ---------      ---------  ----------   ----------
Balance as of
  December 31, 1999             1,121   $  3,067,000      3,075,000  83,962,605  $22,505,000
                                =====      =========      =========  ==========   ==========

                                   (Continued)


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (CONTINUED)


                                        Receivable
                          Additional       from                       Total
                           Paid-in      Subsidiary   Accumulated  Stockholders'
                           Capital      Stock sale     Deficit       Deficit
                           -------      ----------     -------       -------
Balances
  October 1, 1999         6,885,000     (394,000)   (40,604,000)   (5,525,000)

Conversion of Series
  C Preferred Stock             -            -              -             -

Common stock issued
  by subsidiary             841,000          -              -         841,000

Accretion on
  preferred stock               -            -      (    14,000)          -

Amortization of
  deemed dividend               -            -      (     7,000)          -

Accrual of
  preferred stock dividend      -            -      (    38,000)          -

Net loss                        -            -      (   904,000)   (  904,000)
                          ---------      -------     ----------     ---------

Balance as of
  December 31, 1999       7,726,000    ( 394,000)   (41,567,000)   (5,588,000)
                          =========     ========     ==========     =========


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                         ------------
                                                                      1999          1998
                                                                      ----          ----
Cash flows from operating activities:
 Net loss                                                      $(   904,000)  (   504,000)
 Less loss from discontinued operations                                 -          67,000
                                                                 ----------    ----------
   Loss from continuing operations                              (   904,000)  (   437,000)
 Adjustments to reconcile net loss to net cash used in
   in operating activities:
  Common stock of subsidiary issued for services                    567,000           -
  Other                                                                 -           3,000
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable
     and accrued liabilities                                         78,000       185,000
                                                                 ----------    ----------
    Net cash used in continuing operations                      (   259,000)  (   249,000)
                                                                 ----------    ----------
    Net cash (used in) provided by discontinued
     operations                                                         -             -
                                                                 ----------    ----------

Cash flows from investing activities:
 Other assets                                                   (    48,000)       21,000
 Payments received on notes receivable                                  -           1,000
                                                                 ----------    ----------
    Net cash provided by (used in) investing activities         (    48,000)       22,000
                                                                 ----------    ----------

Cash flows from financing activities:
 Proceeds from sale of stock by subsidiary                          180,000           -
 Proceeds from notes payable and warrants                           208,000           -
                                                                 ----------    ----------
    Net cash provided by financing activities                       388,000           -
                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents                 81,000   (   227,000)
Cash and cash equivalents beginning of period                        14,000       251,000
                                                                 ----------    ----------
Cash and cash equivalents end of period                        $     95,000        24,000
                                                                 ==========    ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                        $        -           2,000
                                                                 ==========    ==========

Supplemental disclosure of noncash investing and financing activities:

                                                             1999         1998
                                                             ----          ----
Conversion of note payable due related party
  to common stock                                          $95,000          -
Accretion on preferred stock                                14,000       29,000
Amortization of deemed dividend on preferred stock           7,000       14,000
Accrual of preferred stock dividend                         38,000       37,000

See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


1.  BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------------------

Presentation of Interim Information

The accompanying consolidated financial statements include the accounts of Intercell Corporation, a Colorado corporation (the Company), and its significant subsidiaries: Nanopierce Technologies, Inc. ("Nanopierce"), acquired February 26, 1998, Sigma 7 Corporation ("Sigma", a corporation that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code on December 31, 1998), Particle Interconnect Corp., and Arizcan Properties, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has an approximate 33 percent ownership interest in Nanopierce at December 31, 1999. Although the Company's ownership interest has been reduced below 50 percent, the Company has continued to consolidate Nanopierce through December 5, 1999, based on several factors which management believes constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company, who is also President, Director, and CEO of Nanopierce.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 1999 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency and a stockholders' deficit at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The independent auditors report on the Company's financial statements for the year ended September 30, 1999 included a "going concern" explanatory paragraph, meaning the auditors expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


As of September 30, 1999 and through December 31, 1999, the Company's remaining operating subsidiary is Nanopierce, which is engaged in the design, development and licensing of products using its intellectual property, the PI Technology.
At December 31, 1999 the Company owns approximately 33 percent of the outstanding common stock of Nanopierce. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any royalty revenue through December 31, 1999.

To address its current cash flow concerns, the Company has been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (see note 2) or through the issuance of debt. In addition, the Company, through Nanopierce, is actively marketing the PI Technology, primarily through the development of strategic relationships with established leaders in the technology industry, the licensing of the PI Technology and/or the sale of products incorporating the PI Technology.

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

Restricted Cash

Restricted cash consists of cash held in an escrow account in connection with the Company's sale of a former subsidiary.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


2.  AUTHORIZED CAPITAL
----------------------

The Company's authorized capital consists of, among other classes of securities, 100,000,000 common shares. As of February 7, 2000 there are 99,891,188 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Colorado and therefore until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Act of 1934, and the law of the State of Colorado, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consists of the following as of February 7, 2000:

         (1)  26 shares of Series C Preferred shares,
         (2)  1,080 shares of Series D Preferred shares,
         (3)  Warrants convertible into 2,637,450 shares; and
         (4)  Options convertible into 6,927,000 common shares.

The Company intends to promptly prepare and file proxy solicitation materials to convene a Special Meeting of Shareholders to among other things, increase its authorized common shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

3.  LOSS PER SHARE
------------------

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted DPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options, warrants, convertible debt and convertible preferred stock are not considered in the calculation, as the impact of the potential common shares (approximately 68,556,050 shares at December 31, 1999 and approximately 46,839,850 shares at December 31, 1998) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


4.  RISK CONSIDERATIONS
-----------------------

BUSINESS RISK

The Company and its remaining operating subsidiary, Nanopierce, are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

5.  DISCONTINUED OPERATIONS
---------------------------

Liabilities of discontinued operations at December 31, 1999, consist of Sigma liabilities as follows:

Accounts payable and accrued liabilities                $   986,000
Notes payable                                             2,240,000
Other liabilities                                           121,000
                                                         ----------
                                                       $  3,347,000
                                                        ===========

Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998.

The liabilities of $3,347,000 remain accrued by the Company as of December 31, 1999, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities.

The $67,000 loss from discontinued operations for the three months ended December 31, 1998 represents accrued interest on the notes payable to the date of the bankruptcy filing.

6.  SUBSIDIARY STOCK TRANSACTIONS
---------------------------------

During the three months ended December 31, 1999, Nanopierce issued 825,125 shares of its common stock for services of third parties, 722,513 shares of its common stock for cash from third parties and 565,934 shares of its common stock as partial payment on a note payable, accrued interest, and accounts payable due to two officers of Nanopierce.

Nanopierce also issued options, warrants and convertible notes to purchase up to 11,392,500 common shares of Nanopierce. The options, warrants, and convertible notes were issued in connection with additional financing, financing costs, and services of employees.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


7.  STOCKHOLDERS EQUITY
-----------------------

During the three months ended December 31, 1999, the Company issued 17,653,516 shares of common stock in connection with Series C Preferred Stock conversions.

In January, 2000, the Company issued 5,928,583 shares of common stock in connection with Series C Preferred Stock conversion and issued 10,000,000 shares of common stock as a payment on the convertible debentures.

8.  LICENSE AGREEMENTS AND LITIGATION
-------------------------------------

Nanopierce has license agreements with third parties which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside of Nanopierce's control, pending the resolution of certain legal issues.

On November 30, 1999, Nanopierce obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the license agreements outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the Nanopierce judgment, will not have a material adverse effect on the financial statements of the Company.

     ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

GENERAL

The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

The independent auditors' report on the Company's financial statements for the year ended September 30, 1999 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

Intercell Corporation discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA, on June 5, 1998. Sigma 7 Corporation subsequently filed for liquidation under Chapter 7 of the United States Bankruptcy Code on December 30, 1998. The liabilities of $3,347,000 remain on the books pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities.

The Company is currently engaged in the design, development and licensing of products using its patented particle interconnect technology, through its 33 percent owned subsidiary, Nanopierce Technologies, Inc.


RESULTS OF OPERATIONS

The Company had no revenue from continuing operations for the three months ended December 31, 1999 and 1998.

The Company experienced a net loss of $904,000 for the three months ended December 31, 1999 compared to a net loss of $504,000 for the three months ended December 31, 1998. General and administrative expenses increased to $873,000 for the three months ended December 31, 1999 from $417,000 for the three months ended December 31, 1998. This increase is primarily due to financing costs, including commissions, of approximately $370,000 in the three months ended December 31, 1999 incurred by Nanopierce in connection with various financing arrangements (there were no similar costs in the 1998 period), and public relations expenses which increased by approximately $150,000. These increases were offset by a reduction in various other expenses including legal expenses. Interest expense increased by $12,000 in the 1999 period as compared to the 1998 period as a result of the additional debt of the Company.


LIQUIDITY AND FINANCIAL CONDITION

The Company has a working capital deficit of $6,185,000 at December 31, 1999 compared to a working capital deficit of $6,074,000 at September 30, 1999.

The Company's liabilities increased to $6,280,000 at December 31, 1999 compared to $6,088,000 at September 30, 1999. The increase was due in part to an increase in notes payable issued to secure finances for operations over the six month period ended December 31, 1999 by Nanopierce.

The Company's current operations are not generating positive cash flow. In order to meet operating needs, the Company's 33 percent owned affiliate, Nanopierce, in the three months ended December 31, 1999, raised $188,000 through the issuance of Nanopierce's common stock and raised $102,500 through the issuance of promissory notes and warrants. In January, 2000, Nanopierce issued $1,500,000 principal amount of Nanopierce's 6% convertible debentures and warrants to purchase 150,000 shares of Nanopierce's common stock for an aggregate purchase price of $1,500,000. Nanopierce also issued, for the aggregate purchase price of $100, a conditional warrant pursuant to which the purchaser can purchase and the Company shall issue and sell up to an additional $2,500,000 of Nanopierce's convertible debentures and additional warrants to purchase 250,000 shares of common stock.

Since the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock (See Note 2) or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurances that it will be able to raise funds through issuance of debt or equity in the Company.


RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENT

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS

Nanopierce has license agreements with third parties, which allow the third parties to utilize defined aspects of the intellectual property rights in return for royalty fees. All but two license agreements are idle. Royalties and maintenance payments from the two license agreements have been held in an escrow account, outside the Company's control, pending the resolution of certain issues. On November 30, 1999, the Company obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive all accrued and future royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications. The Company believes that the ultimate disposition of legal matters will not have a material adverse impact on results of operations, financial position, or cash flows.

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


                        ITEM 2.     CHANGES IN SECURITIES


The Company made the following unregistered sales of its securities from October 1, 1999 to December 31, 1999.


DATE OF SALE   TITLE OF SECURITIES    SHARES         CONSIDERATION             PURCHASER
------------   -------------------  ----------    -------------------  -------------------------
10/05/99             Common          12,218,767   Series C Conversion   Queensway Financial Group
10/26/99             Common           3,333,333   Series C Conversion   The Gifford Fund, Ltd.
12/31/99             Common           2,071,416   Series C Conversion   Capital Venture Group


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

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:  February 14, 1999                By:  /s/ Paul H. Metzinger
                                        -----------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer