Form 10QSB
period 2000-03-31
INTERCELL CORP
filed 2000-05-22
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended March 31, 2000

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

                       Not applicable
(Former name, former address or former fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                          ---      ----


As of May 5, 2000 there were 99,891,188 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes        No   X
                                                            ----     -----

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Independent Accountants' Report                                        1

    Condensed Consolidated Balance Sheet
       March 31, 2000                                                      2

    Condensed Consolidated Statements of Operations
       Three Months and Six Months Ended
       March 31, 2000 and 1999                                             3

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Six Months Ended March 31, 2000                                     4

    Condensed Consolidated Statements of Cash Flows
       Six Months Ended March 31, 2000 and 1999                            6

    Notes to Condensed Consolidated Financial Statements
       Six Months Ended March 31, 2000 and 1999                            7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             13


PART II - OTHER INFORMATION                                               15


ITEM 2.  CHANGES IN SECURITIES                                            15

ITEM 6.  EXHIBITS                                                         15


    SIGNATURES                                                            16

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Intercell Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended, and the condensed consolidated statement of changes in stockholders' deficit and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 16, 2000

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

Assets
------
Current assets:
  Cash and cash equivalents                          $    445,000
  Prepaid expenses                                         10,000
                                                       ----------
    Total current assets                                  455,000

Investment in land held for sale                          500,000
Restricted cash                                            21,000
                                                       ----------

       Total assets                                  $    976,000
                                                       ==========

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Accounts payable                                   $    251,000
  Accrued liabilities                                     242,000
  Accounts payable - related parties                      137,000
  Notes payable - related parties                          23,000
  Notes payable - other                                    50,000
  Deferred gain on agreement to sell affiliate stock      723,000
  Liabilities of discontinued operations                3,347,000
                                                       ----------
    Total current liabilities                           4,773,000
                                                       ----------

Commitment and Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 26 shares issued and outstanding
     (liquidation preference of $328,000)                 272,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,064,000)             2,698,000
    Series E; 1,000 shares issued and outstanding
     (liquidation preference of $100,000)                   1,000
  Warrants to acquire common stock                      3,060,000
  Common stock; no par value; 100,000,000 shares authorized
    99,891,188 shares issued and outstanding           23,461,000
  Additional paid-in capital                            7,227,000
  Accumulated deficit                                 (39,822,000)
  Receivable from agreement to sell affiliate stock   (   694,000)
                                                       ----------
      Total stockholders' deficit                     ( 3,797,000)
                                                       ----------

        Total liabilities and stockholders' deficit  $    976,000
                                                       ==========

See accompanying notes to condensed consolidated financial statements.

                                        2

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                     Three Months Ended        Six Months Ended
                                          March 31,                March 31,
                                     ------------------       -----------------
                                     2000          1999       2000         1999
                                     ----          ----       ----         ----
General and administrative
  expense                           $    105,000        56,000       189,000       200,000
                                      ----------    ----------    ----------    ----------
Loss from operations                 (   105,000)  (    56,000)  (   189,000)  (   200,000)
                                      ----------    ----------    ----------    ----------
Gain on sale and exchange
  of affiliate stock                     876,000           -         876,000           -
Interest income                            1,000           -           1,000           -
Interest expense                     (     2,000)  (    20,000)  (    25,000)  (    38,000)
Equity in loss of affiliate          (       -  )  (   256,000)  (       -  )  (   531,000)
                                      ----------    ----------    ----------    ----------
                                         875,000   (   276,000)      852,000   (   569,000)
                                      ----------    ----------     ---------    ----------
Income (loss) from
  continuing operations                  770,000   (   332,000)      663,000   (   769,000)
                                      ----------    ----------    ----------    ----------
Discontinued operations:
  Loss from operations to
   be disposed of                            -             -             -     (    67,000)
                                      ----------    ----------    ----------    ----------
Loss from discontinued operations            -             -             -     (    67,000)
                                      ----------    ----------    ----------    ----------
Net income (loss)                        770,000   (   332,000)      663,000   (   836,000)
Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms      (    15,000)  (    15,000)  (    29,000)  (    29,000)
Accrued dividends on Series D
  preferred stock                    (    37,000)  (    38,000)  (    75,000)  (    75,000)
Accretion on Series C
  preferred stock                    (     6,000)  (    29,000)  (    13,000)  (    58,000)
                                      ----------    ----------    ----------    ----------
Net income (loss) applicable to
  common stockholders               $    712,000   (   414,000)      546,000   (   998,000)
                                      ==========    ==========    ==========    ==========
Net income (loss) per share,
  applicable to common stockholders:
   Basic:
    Income (loss)
     from continuing operations     $       0.01   (      0.01)         0.01   (      0.03)
    Loss from discontinued
     operations                      (      0.00)  (      0.00)  (      0.00)  (      0.00)
                                      ----------    ----------    ----------    ----------
    Net income (loss)               $       0.01   (      0.01)         0.01   (      0.03)
                                      ==========    ==========    ==========    ==========
   Diluted:
    Income (loss)
     from continuing operations     $       0.01   (      0.01)         0.00   (      0.03)
    Loss from discontinued
     operations                      (      0.00)  (      0.00)  (      0.00)  (      0.00)
                                      ----------    ----------    ----------    ----------
    Net income (loss)               $       0.01   (      0.01)         0.00   (      0.03)
                                      ==========    ==========    ==========    ==========
Weighted average number of common
  shares outstanding:
    Basic                             98,425,368    39,500,246    89,639,515    38,514,887
                                      ==========    ==========   ===========    ==========
    Diluted                          149,886,863    39,500,246   141,101,010    38,514,887
                                     ===========    ==========   ===========    ==========

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                               Convertible
                             Preferred Stock        Warrants to         Common Stock
                             ---------------          Acquire           ------------
                            Shares      Amount      Common Stock     Shares       Amount
                            ------      ------      ------------     ------       ------
Balances
  September 30, 1999, as
  previously stated          1,150    $ 3,282,000    3,075,000     66,309,089  $22,231,000

Adjustment to account
  for change from
  consolidation to
  equity method of
  accounting for
  Nanopierce                   -              -            -              -            -
                             -----      ---------    ---------     ----------   ----------
September 30, 1999, as
  restated                   1,150      3,282,000    3,075,000     66,309,089  $22,231,000
Conversion of Series
  C Preferred Stock         (   44)    (  428,000)         -       23,582,099      428,000
Accretion on
  preferred stock              -           13,000          -              -            -
Amortization of
  deemed dividend              -           29,000          -              -            -
Accrual of
  preferred stock
  dividend                     -           75,000          -              -            -
Issuance of Series E
  preferred stock            1,000            -            -              -            -
Receivable from
  agreement to sell
  affiliate stock              -              -            -              -            -
Settlement of
  convertible
  debentures                   -              -     (   15,000)    10,000,000      802,000
Net loss                       -              -            -              -            -
                             -----      ---------    ---------     ----------   ----------

Balance as of
  March 31, 2000             2,106    $ 2,971,000    3,060,000     99,891,188  $23,461,000
                             =====      =========    =========     ==========   ==========


                                   (CONTINUED)

                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                                   (CONTINUED)


                                         Receivable
                                            from
                                          Agreement
                          Additional       to Sell                      Total
                           Paid-In        Affiliate    Accumulated   Stockholders'
                           Capital          Stock        Deficit        Deficit
                           -------          -----        -------        -------

Balances
  September 30, 1999, as
  previously stated       6,885,000       ( 394,000)   (40,604,000)   (5,525,000)

Adjustment to account
  for change from
  consolidation to
  equity method of
  accounting for
  Nanopierce                242,000             -          236,000       478,000
                          ---------        --------     ----------     ---------
September 30, 1999, as
  restated                7,127,000       ( 394,000)   (40,368,000)   (5,047,000)
Conversion of Series
  C Preferred Stock             -               -              -             -
Accretion on
  preferred stock               -               -      (    13,000)          -
Amortization of
  deemed dividend               -               -      (    29,000)          -
Accrual of
  preferred stock
  dividend                      -               -      (    75,000)          -
Issuance of Series E
  preferred stock           100,000             -              -         100,000
Receivable from
  agreement to sell
  of affiliate stock            -         ( 300,000)           -      (  300,000)
Settlement of
  convertible
  debentures                    -               -              -         787,000
Net income                      -               -          663,000       663,000
                          ---------        --------     ----------     ---------

Balance as of
  March 31, 2000          7,227,000       ( 694,000)   (39,822,000)   (3,797,000)
                          =========        ========     ==========     =========


           See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                    2000            1999
                                                                    ----            ----
Cash flows from operating activities:
 Net loss                                                    $    663,000     (   836,000)
 Less loss from discontinued operations                               -            67,000
                                                               ----------      ----------
   Loss from continuing operations                                663,000     (   769,000)
 Adjustments to reconcile net loss to net cash used in
   in operating activities:
  Common stock and warrants issued for expenses                       -           118,000
  Gain on sale and exchange of affiliate stock                (   876,000)            -
  Equity in losses of affiliate                                       -           531,000
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                               (     3,000)            -
   Increase (decrease) in accounts payable
     and accrued liabilities                                  (   348,000)         32,000
   Increase in payables to related parties                         22,000          87,000
                                                               ----------      ----------
    Net cash used in continuing operations                    (   542,000)    (     1,000)
                                                               ----------      ----------

Cash flows from investing activities:
 Proceeds from sale of stock                                      876,000             -
 Other assets                                                         -             1,000
                                                               ----------      ----------
    Net cash provided by investing activities                     876,000           1,000
                                                               ----------      ----------

Cash flows from financing activities:
 Proceeds from sale of convertible preferred stock                100,000             -
                                                               ----------      ----------
    Net cash provided by financing activities                     100,000             -
                                                               ----------      ----------

Net increase in cash and cash equivalents                         434,000             -
Cash and cash equivalents, beginning of period                     11,000          24,000
                                                               ----------      ----------
Cash and cash equivalents, end of period                     $    445,000          24,000
                                                               ==========      ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest                                      $        -               -
                                                               ==========      ==========

Supplemental disclosure of noncash investing and financing activities:
                                                                    2000            1999
                                                                    ----            ----
Acquisition of convertible debt for stock                    $    826,000             -
Conversion of Series B preferred stock to common stock                -            39,000
Accretion on preferred stock                                       13,000          58,000
Amortization of deemed dividend on preferred stock                 29,000          29,000
Accrual of preferred stock dividend                                75,000          75,000

               See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


1.  BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------

Presentation of Interim Information

The accompanying consolidated financial statements include the accounts of Intercell Corporation, a Colorado corporation (the Company), and its subsidiaries Sigma 7 Corporation, (a corporation that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code on December 31, 1998), Particle Interconnect Corp., and Arizcan Properties, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

As described below, Nanopierce Technologies, Inc. (Nanopierce), was previously consolidated. Due to the dilution of the Company's ownership in Nanopierce and the Company's non-controlling interest in Nanopierce, the investment is now accounted for on the equity method for all periods presented. The change had no effect on the Company's net loss for prior periods, but reduced its expenses, assets and liabilities, and changed certain components of its cash flow for the prior periods. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position of and operating results for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 1999 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency and a stockholders' deficit at March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The independent auditors' report on the Company's financial statements for the year ended September 30, 1999 included a "going concern" explanatory paragraph, meaning the auditors also expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


Investment in Nanopierce

At March 31, 2000, the Company owns approximately 27% of the outstanding common stock of Nanopierce. Although the Company's ownership interest in Nanopierce fell below 50% beginning in the fourth fiscal quarter of 1999, the Company continued to consolidate Nanopierce based on several factors which was believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company, who was also President, Director and CEO of Nanopierce.

During the quarter ended March 31, 2000, the composition of the Company's board of directors changed, the Company's ownership interest in Nanopierce was further reduced to approximately 27% from approximately 33% at December 31, 1999, and other factors were evaluated which now indicate that the Company does not have controlling financial interest. Therefore, as of March 31, 2000, the Company has presented Nanopierce as an affiliate of the Company and is accounting for Nanopierce under the equity method of accounting through March 31, 2000. The Company's investment in Nanopierce is $0; therefore, the Company suspended recognition of its proportionate share of Nanopierce losses under the equity method of accounting. The Company's condensed statements of operations for the three and six-month periods ended March 31, 1999 present the Company's share of Nanopierce losses under consolidation. As a result of the change to the equity method of accounting, the Company has restated the statement of changes in stockholders' equity by $478,000.

Nanopierce's net losses applicable to common shareholders for the three months ended March 31, 2000 and 1999 was $(1,765,338) and $(351,208). Nanopierce's net
losses applicable to common shareholders for the six months ended March 31, 2000 and 1999 was $(2,606,536) and $(693,631), respectively. The summarized financial position of Nanopierce as of March 31, 2000, was as follows:

     Current assets                 $ 3,184,253
     Long-term assets                   858,282
                                      ---------
     Total assets                   $ 4,042,535
                                      =========

     Current liabilities            $   311,898
     Long-term liabilities            3,938,849
     Deficit                         (  208,212)
                                      ---------
     Total liabilities and deficit  $(4,042,535)
                                      =========

Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any royalty revenue through March 31, 2000.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


To address its current cash flow concerns, during the three months ended March 31, 2000 the Company sold 1,000 shares of its Series E Preferred Stock for $100,000 and sold 1,500,000 shares of its stock of Nanopierce for $900,000 (Note
6). The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (Note 2) or through the issuance of debt.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.  AUTHORIZED CAPITAL
----------------------

The Company's authorized capital consists of, among other classes of securities, 100,000,000 common shares. As of May 5, 2000 there are 99,891,188 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Colorado and therefore until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Act of 1934, and the law of the State of Colorado, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consists of the following as of May 5, 2000:

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

3.  INCOME (LOSS) PER SHARE
---------------------------

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

Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of stock options, warrants, convertible debt and convertible preferred stock during the three and six month periods ended March 31, 2000. Stock options, warrants, convertible debt and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 132,482,200 shares at March 31, 1999) would be to decrease loss per share.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


4.  BUSINESS RISK
-----------------

The Company and its remaining operating affiliate, Nanopierce, are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


5.  DISCONTINUED OPERATIONS
---------------------------

Liabilities of discontinued operations at March 31, 2000, consist of Sigma liabilities as follows:

Accounts payable and accrued liabilities                $   986,000
Notes payable                                             2,240,000
Other liabilities                                           121,000
                                                         ----------
                                                        $ 3,347,000
                                                         ==========

The liabilities of $3,347,000 remain on the books of Sigma as of March 31, 2000, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities. Management's estimates of these liabilities have not changed during the period ended March 31, 2000.

Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998.

The $67,000 loss from discontinued operations for the six months ended March 31, 1999 represents accrued interest on the notes payable to the date of the bankruptcy filing.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


6.  AFFILIATE STOCK SALES
-------------------------

During the three months ended March 31, 2000, the Company agreed to sell 1,500,000 shares of its restricted Nanopierce common shares to the holders of the Series E Preferred Stock for $900,000. At March 31, 2000, $600,000 of the $900,000 had been received in cash, and the remaining $300,000 was receivable, and was secured by 60,000 shares of Nanopierce. The Company recognized a $600,000 gain on the sale of the Nanopierce stock, which represented the difference between the carrying value of the Company's investment in the Nanopierce stock ($0) and the cash received. Due to the uncertainty regarding the ultimate realization of the gain on the receivable portion of the transaction, the receivable balance is classified as a reduction to stockholders' equity (deficit) at March 31, 2000, and a liability has been recorded for the unrealized gain.

During the three months ended March 31, 2000, the Company exchanged 170,000 restricted shares of Nanopierce as partial payment on the Company's convertible debentures of $826,000 (Note 7). A gain of $278,000 was recognized on the disposition of these shares.


7.  CONVERTIBLE DEBENTURES
--------------------------

During the three months ended March 31, 2000, the Company acquired the outstanding convertible debentures of $826,000, including accrued interest and a related warrant to purchase 400,000 shares of common stock of the Company in exchange for 10,000,000 shares of the Company's common stock and 170,000 shares of the Company's Nanopierce shares. This transaction released certain assets of the Company which had previously been pledged as collateral on the convertible debentures.


8.  STOCKHOLDERS' EQUITY
------------------------

During the six months ended March 31, 2000, the Company issued 23,582,099 shares of common stock in connection with Series C Preferred Stock conversions and issued 10,000,000 shares of common stock as partial satisfaction of the Company's convertible debentures.

On February 14, 2000, the Company's Board of Directors authorized the issuance of 1,000 shares of a newly created Series E Convertible Preferred Stock and approved a plan to re-incorporate the Company from Colorado to Nevada subject to shareholder approval.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


The Series E Preferred shares were issued in March 2000, bear a cumulative dividend of six percent per year and are convertible into common stock after the Company is re-incorporated in Nevada, after a reverse split of the shares of the Nevada Corporation is effective, and after the authorized common shares of the Nevada Company has been increased as considered necessary. The Series E Preferred Stock is convertible into common stock equal to five percent of the common stock outstanding of the Company on a fully diluted basis. The intrinsic value of the beneficial conversion feature of the Series E Convertible Preferred Stock was $100,000 and is being amortized to dividends over the period from issuance to the earliest date of conversion which is July 15, 2000. The Series E Preferred Stock shall have 120,000 votes per Series E Preferred share. The votes on the Series E shares shall be identical in every other respect to the voting rights of the holders of common stock entitled to vote.


9.  LITIGATION
--------------

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

At March 31, 2000, the Company owns approximately 27% of the outstanding common stock of Nanopierce. Although the Company's ownership interest in Nanopierce fell below 50% beginning in the fourth fiscal quarter of 1999, the Company continued to consolidate Nanopierce based on several factors which was believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company, who was also President, Director and CEO of Nanopierce.

During the quarter ended March 31, 2000, the composition of the Company's board of directors changed, the Company's ownership interest in Nanopierce was further reduced to approximately 27% from approximately 33% at December 31, 1999, and other factors were evaluated which now indicate that the Company does not have controlling financial interest. Therefore, as of March 31, 2000, the Company has presented Nanopierce as an affiliate of the Company and is accounting for Nanopierce under the equity method of accounting through March 31, 2000. The Company's investment in Nanopierce is $0; therefore, the Company suspended recognition of its proportionate share of Nanopierce losses under the equity method of accounting. The Company's condensed statements of operations for the three and six-month periods ended March 31, 1999 present the Company's share of Nanopierce losses under consolidation. As a result of the change to the equity method of accounting, the Company has restated the statement of changes in stockholders' equity by $236,000.

The Company, through its 26.65 percent owned affiliate, Nanopierce Technologies, Inc., is currently engaged in the design, development and licensing of products using its patented particle interconnect technology.


RESULTS OF OPERATIONS

The Company had no revenue from continuing operations for the six months ended March 31, 2000 and 1999.

The Company had net income of $663,000 for the six months ended March 31, 2000 compared to a net loss of $836,000 for the six months ended March 31, 1999. General and administrative expenses decreased to $189,000 for the six months ended March 31, 2000 from $200,000 for the six months ended March 31, 1999. This small decrease is due to general variation in various expenses. During the three months and six months ended March 31, 2000 the Company realized gains on the sales of its Nanopierce stock of $876,000. There were no gains in the prior year periods. Interest expense decreased in the 2000 period as compared to the 1999 period as a result of the Company purchasing its outstanding convertible debt. For the three months and six months ended March 31, 2000 no loss has been recorded for the Company's equity in losses of Nanopierce because the Company's investment in Nanopierce is carried at zero and therefore the equity method has been suspended.


LIQUIDITY AND FINANCIAL CONDITION

The Company has a working capital deficit of $4,318,000 at March 31, 2000 compared to a working capital deficit of $6,074,000 at September 30, 1999.

The Company's liabilities decreased to $4,773,000 at March 31, 2000 compared to $6,088,000 at September 30, 1999. The decrease was due in part to a decrease of $826,000 in convertible debentures which were repurchased by the Company and a decrease in accounts payables of $268,000 primarily resulting from payments on various accounts.

Without gains on the sales of its Nanopierce stock, the Company's current operations are not generating positive cash flow. To address its current cash flow concerns, during the three months ended March 31, 2000 the Company sold 1,000 shares of its Series E Preferred Stock for $100,000 and sold 1,500,000 shares of its stock of Nanopierce for cash of $900,000 of which $600,000 was received by March 31, 2000. The Company also exchanged 170,000 shares of Nanopierce, value at $276,000 as part consideration for the repurchase of the Company's convertible debentures.

Since the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock (Notes 2 and 8), sale of additional Nanopierce stock, or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurances that it will be able to raise funds through issuance of debt or equity in the Company.


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

                           PART II - OTHER INFORMATION

                        ITEM 1.     LEGAL PROCEEDINGS

On July 1, 1998, the Company was served a summons and complaint naming it, its subsidiary, Sigma and others affiliated with the Company, by Classic Trading, Inc., a California corporation, with the Superior Court of the State California, Count of Orange, CV 796047 (the "Classic Trading Lawsuit"). Classic Trading, Inc. alleges breach of contract and believes that it is owed $135,000.00. The Company has filed an answer denying the allegations. The litigation has not been further prosecuted since then.

                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from October 1, 1999 to March 31, 2000.


DATE OF      TITLE OF
  SALE      SECURITIES       SHARES      CONSIDERATION          PURCHASER
  ----      ----------       ------      -------------          ---------

10/05/99      Common       12,218,767    Series C Conversion    Queensway Financial Group
10/26/99      Common        3,333,333    Series C Conversion    The Gifford Fund, Ltd.
12/31/99      Common        2,071,416    Series C Conversion    Capital Venture Group
 1/03/00      Common        9,000,000    Payment of Debt        Augustine Fund, LP
 1/11/00      Common        2,909,119    Series C Conversion    Capital Venture Group
 1/14/00      Common        1,000,000    Payment of Debt        Augustine Fund, LP
 1/20/00      Common        3,019,464    Series C Conversion    Capital Venture Group


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

                              ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 11     Statement of Computation of Earnings per Share
Exhibit 27     Financial Data Schedule

REPORTS ON FORM 8-K

On April 10, 2000 the Company filed Form 8-K reporting the authorization and issuance of Series E Preferred Stock, the temporary change in control of the Company and other events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTERCELL CORPORATION
                                    (REGISTRANT)


Date:  May 22, 2000                 By: /s/  Paul H. Metzinger
                                    --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer