Form 10QSB
period 2000-06-30
INTERCELL CORP
filed 2000-08-22
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended June 30, 2000

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


As of August 14, 2000 there were 99,891,188 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes        No   X
                                                           -----     -----

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Independent Accountants' Report                                        1

    Condensed Consolidated Balance Sheet
       June 30, 2000                                                       2

    Condensed Consolidated Statements of Operations
       Three Months and Nine Months Ended
       June 30, 2000 and 1999                                              3

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Nine Months Ended June 30, 2000                                     5

    Condensed Consolidated Statements of Cash Flows
       Nine Months Ended June 30, 2000 and 1999                            7

    Notes to Condensed Consolidated Financial Statements
       Nine Months Ended June 30, 2000 and 1999                            8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             14


PART II - OTHER INFORMATION                                               17


ITEM 2.  CHANGES IN SECURITIES                                            17

ITEM 6.  EXHIBITS                                                         18


    SIGNATURES                                                            19

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Intercell Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and the condensed consolidated statement of changes in stockholders' deficit and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
August 18, 2000

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)


Assets
------

Current assets:
  Cash and cash equivalents                               $    158,000
                                                            ----------
    Total current assets                                       158,000

Investment in land held for sale                               300,000
Restricted cash                                                 21,000
                                                            ----------

       Total assets                                       $    479,000
                                                            ==========

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Accounts payable                                        $     99,000
  Accrued liabilities                                          237,000
  Notes payable - related parties                               23,000
  Notes payable - other                                         50,000
  Deferred gain on agreement to sell affiliate stock           723,000
  Liabilities of discontinued operations                     3,347,000
                                                            ----------
    Total current liabilities                                4,479,000
                                                            ----------

Commitment and Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 26 shares issued and outstanding
     (liquidation preference of $334,000)                      277,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,105,000)                  2,749,000
    Series E; 1,000 shares issued and outstanding
     (liquidation preference of $102,000)                       88,000
  Warrants to acquire common stock                           3,060,000
  Common stock; no par value; 100,000,000 shares authorized
    99,891,188 shares issued and outstanding                23,461,000
  Additional paid-in capital                                 7,227,000
  Accumulated deficit                                      (40,168,000)
  Receivable from agreement to sell affiliate stock        (   694,000)
                                                            ----------
      Total stockholders' deficit                          ( 4,000,000)
                                                            ----------

        Total liabilities and stockholders' deficit       $    479,000
                                                            ==========

See accompanying notes to condensed consolidated financial statements.

                                        2

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                         Three Months Ended           Nine Months Ended
                                               June 30,                    June 30,
                                         -------------------          ------------------
                                         2000           1999          2000          1999
                                         ----           ----          ----          ----
General and administrative
  expense                          $    101,000      1,998,000       290,000     2,726,000
Impairment of investment in land        200,000            -         200,000           -
                                     ----------     ----------    ----------    ----------

Loss from operations                (   301,000)   ( 1,998,000)  (   490,000)  ( 2,726,000)
                                     ----------     ----------    ----------    ----------

Gain on sale and exchange
  of affiliate stock                        -           60,000       876,000        60,000
Interest income                           2,000          1,000         3,000         1,000
Interest expense                    (     2,000)   (    74,000)  (    27,000)  (   115,000)
                                     ----------     ----------    ----------    ----------
                                    (       -  )   (    13,000)      852,000   (    54,000)
                                     ----------     ----------    ----------    ----------

Income (loss) from
  continuing operations             (   301,000)   ( 2,011,000)      362,000   ( 2,780,000)
                                     ----------     ----------    ----------    ----------

Discontinued operations:
  Loss from operations to
   be disposed of                           -              -             -     (    67,000)
                                     ----------     ----------    ----------    ----------

Loss from discontinued operations           -              -             -     (    67,000)
                                     ----------     ----------    ----------    ----------

Net income (loss) before
  extraordinary item                (   301,000)   ( 2,011,000)      362,000   ( 2,847,000)

Extraordinary gain on
  extinguishment of debt                 98,000            -          98,000           -
                                     ----------     ----------    ----------    ----------

Net income (loss)                   (   203,000)   ( 2,011,000)      460,000   ( 2,847,000)

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms     (    14,000)   (    14,000)  (    43,000)  (    43,000)
Accrued dividends on
  Series D and E preferred stock    (    39,000)   (    38,000)  (   114,000)  (   113,000)
Accretion on Series C and E
  preferred stock                   (    90,000)   (    27,000)  (   103,000)  (    85,000)
                                     ----------     ----------    ----------    ----------

Net income (loss) applicable to
  common stockholders              $(   346,000)   ( 2,090,000)      200,000   ( 3,088,000)
                                     ==========     ==========    ==========    ==========

                                   (CONTINUED)

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                   (CONTINUED)


                                         Three Months Ended           Nine Months Ended
                                               June 30,                    June 30,
                                         -------------------          ------------------
                                         2000           1999          2000          1999
                                         ----           ----          ----          ----

Net income (loss) per share,
  applicable to common
  stockholders:
   Basic:
    Income (loss)
     from continuing operations    $       0.00    (      0.05)         0.00   (      0.08)
    Loss from discontinued
     operations                     (      0.00)   (      0.00)  (      0.00)  (      0.00)
    Extraordinary gain                     0.00           0.00          0.00          0.00
                                     ----------     ----------    ----------    ----------
    Net income (loss)              $       0.00    (      0.05)         0.00   (      0.08)
                                     ==========     ==========    ==========    ==========
   Diluted:
    Income (loss)
     from continuing operations    $(      0.00)   (      0.05)         0.00   (      0.08)
    Loss from discontinued
     operations                     (      0.00)   (      0.00)  (      0.00)  (      0.00)
    Extraordinary gain                     0.00           0.00          0.00          0.00
                                     ----------     ----------    ----------    ----------
    Net income (loss)              $(      0.00)   (      0.05)         0.00   (      0.08)
                                     ==========     ==========    ==========    ==========

Weighted average number of common
  shares outstanding:
    Basic                            99,891,188     45,081,546    93,044,268    40,735,635
                                     ==========     ==========   ===========    ==========
    Diluted                          99,891,188     45,081,546   201,822,831    40,735,635
                                     ==========     ==========   ===========    ==========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)



                                Convertible
                              Preferred Stock      Warrants to          Common Stock
                              ---------------        Acquire            ------------
                             Shares      Amount    Common Stock     Shares        Amount
                             ------      ------    ------------     ------        ------

Balances
  September 30, 1999,         1,150    $3,282,000    3,075,000    66,309,089    $22,231,000
  as previously stated

Adjustment to account
  for change from
  consolidation to
  equity method of
  accounting for
  Nanopierce                    -             -            -             -              -
                              -----     ---------   ----------    ----------     ----------
September 30, 1999,
  as restated                 1,150    $3,282,000    3,075,000    66,309,089    $22,231,000
Conversion of Series
  C Preferred Stock          (   44)    ( 428,000)         -      23,582,099        428,000
Amortization of
  deemed dividend               -          43,000          -             -              -
Accrual of
  preferred stock
  dividend                      -         114,000          -             -              -
Accretion on
  preferred stock               -         103,000          -             -              -
Issuance of Series E
  preferred stock             1,000           -            -             -              -
Receivable from
  agreement to sell
  affiliate stock               -             -            -             -              -
Settlement of
  convertible
  debentures                    -             -    (    15,000)   10,000,000        802,000
Net income                      -             -            -             -              -
                              -----     ---------   ----------    ----------     ----------

Balance as of
  June 30, 2000               2,106    $3,114,000    3,060,000    99,891,188    $23,461,000
                              =====     =========   ==========    ==========     ==========


                                   (CONTINUED)

                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                   (CONTINUED)



                                              Receivable
                                                 from
                                               Agreement
                                Additional      to Sell                         Total
                                  Paid-In      Affiliate     Accumulated     Stockholders'
                                  Capital        Stock         Deficit          Deficit
                                  -------        -----         -------          -------
Balances
  September 30, 1999,            6,885,000    ( 394,000)     (40,604,000)     (5,525,000)
  as previously stated

Adjustment to account
  for change from
  consolidation to
  equity method of
  accounting for
  Nanopierce                       242,000          -            236,000         478,000
                                 ---------     --------       ----------       ---------
September 30, 1999,
  as restated                    7,127,000    ( 394,000)     (40,368,000)     (5,047,000)
Conversion of Series
  C Preferred Stock                    -            -                -               -
Amortization of
  deemed dividend                      -            -        (    43,000)            -
Accrual of
  preferred stock
  dividend                             -            -        (   114,000)            -
Accretion on
  preferred stock                      -            -        (   103,000)            -
Issuance of Series E
  preferred stock                  100,000          -                -           100,000
Receivable from
  agreement to sell
  affiliate stock                      -      ( 300,000)             -        (  300,000)
Settlement of
  convertible
  debentures                           -            -                -           787,000
Net income                             -            -            460,000         460,000
                                 ---------     --------       ----------       ---------

Balance as of
  June 30, 2000                  7,227,000    ( 694,000)     (40,168,000)     (4,000,000)
                                 =========     ========       ==========       =========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                    JUNE 30,
                                                               -----------------
                                                              2000            1999
                                                              ----            ----
Cash flows from operating activities:
 Net income (loss)                                       $   460,000     ( 2,847,000)
 Less loss from discontinued operations                          -            67,000
                                                           ---------      ----------
   Loss from continuing operations                           460,000     ( 2,780,000)
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Extraordinary gain on extinguishment of debt            (   98,000)            -
  Loss from asset impairment                                 200,000             -
  Common stock and warrants issued for expenses                  -           118,000
  Gain on sale and exchange of affiliate stock            (  876,000)    (    60,000)
  Common stock of subsidiary issued for services                 -         1,774,000
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                                  -             2,000
   (Decrease) increase in accounts payable
     and accrued liabilities                              (  433,000)        126,000
   Decrease in payables to related parties                (   74,000)            -
                                                           ---------      ----------
    Net cash used in continuing operations                (  821,000)    (   820,000)
                                                           ---------      ----------
Cash flows from investing activities:
 Proceeds from sale of stock                                 876,000          60,000
 Other assets                                             (    7,000)    (    60,000)
                                                           ---------      ----------
    Net cash provided by investing activities                869,000             -
                                                           ---------      ----------
Cash flows from financing activities:
 Proceeds from sale of stock by subsidiary                       -           250,000
 Proceeds from notes payable                                     -           402,000
 Repayment of notes payable                                      -       (    72,000)
 Proceeds from sale of convertible preferred stock           100,000             -
                                                           ---------      ----------
    Net cash provided by financing activities                100,000         580,000
                                                           ---------      ----------
Net increase (decrease) in cash and cash equivalents         148,000     (   240,000)
Cash and cash equivalents, beginning of period                10,000         251,000
                                                           ---------      ----------
Cash and cash equivalents, end of period                 $   158,000          11,000
                                                           =========      ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                  $       -            26,000
                                                           =========      ==========

Supplemental disclosure of noncash investing and financing activities:

                                                              2000            1999
                                                              ----            ----
Acquisition of convertible debt for stock                $   826,000             -
Conversion of Series B and Series C preferred stock
  to common stock                                                -           287,000
Amortization of deemed dividend on preferred stock            43,000          43,000
Accrual of preferred stock dividend                          114,000         113,000
Accretion on preferred stock                                 103,000          85,000

See accompanying notes to condensed consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


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

Additionally as described below, the consolidated financial statements reflect Nanopierce Technologies, Inc.'s (Nanopierce's) results of operations and cash flows as a consolidated company from the date of acquisition (February 26, 1998) through June 30, 1999, and as an investment accounted for under the equity method of accounting beginning in July 1999, due to a decrease in the Company's voting ownership interest to below 50% in July 1999. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 1999 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficiency and a stockholders' deficit at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The independent auditors' report on the Company's financial statements for the year ended September 30, 1999 included a "going concern" explanatory paragraph, meaning the auditors expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that might result from the outcome of this uncertainty.

To address its current cash flow concerns, during the three months ended March 31, 2000 the Company sold 1,000 shares of its Series E Preferred Stock for $100,000 and sold 1,500,000 shares of its stock of Nanopierce for $900,000 (Note
7). The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (Note 3) or through the issuance of debt.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


Accounting for investment in Nanopierce and restatement of 1999 consolidated financial statements

During the quarter ended September 30, 1999, the Company's ownership interest in Nanopierce was reduced to below 50%. In the previously issued September 30, 1999, consolidated financial statements, included in the Company's September 30, 1999 Form 10-KSB, the Company reported Nanopierce as a consolidated subsidiary through September 30, 1999, based on several factors which were believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company.

Subsequent to the original issuance of the Company's September 30, 1999, consolidated financial statements, and based upon a further evaluation of the factors utilized in determining a controlling financial interest, management determined that beginning in July 1999, the Company's investment in Nanopierce should be accounted for under the equity method of accounting.

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss beginning with the fourth quarter ended September 30, 1999, which was $478,000. As a result, the Company has restated the accompanying statement of changes in stockholders' equity by $478,000.

At June 30, 2000, the Company owns approximately 26% of the outstanding common stock of Nanopierce. The summarized financial position and results of operations of Nanopierce as of and for the periods ended June 30, 2000, was as follows:

     Current assets                              $ 2,527,000
     Long-term assets:
       Intellectual property         766,000
       Other                         195,000         961,000
                                   ---------       ---------
     Total assets                                $ 3,488,000
                                                   =========

     Current liabilities:
       Notes payable             $    67,000
       Accounts payable and
        accrued expenses             141,000         208,000
                                   ---------
     Long-term liabilities                         3,256,000
     Stockholders' equity                             24,000
                                                   ---------
     Total liabilities and stockholders' equity  $ 3,488,000
                                                   =========

                          Three months ended         Nine months ended
                               June 30,                   June 30,
                          ------------------         -----------------
                          2000          1999        2000          1999
                          ----          ----        ----          ----
     Revenues        $      -     $       -     $       -     $       -
     Net loss        $( 597,000)  $(2,007,000)  $(3,204,000)  $(2,585,000)
     Net loss
      attributable
      to common
      stockholders   $( 597,000)  $(2,007,000)  $(3,204,000)  $(2,701,000)

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any royalty revenue through June 30, 2000.


2.  INVESTMENT IN LAND HELD FOR SALE
------------------------------------

The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. Although the Company has entered into negotiations with potential buyers, as of June 30, 2000, no agreement has been reached, and an expected disposal date has not been determined. In June 2000, the Company concluded that an impairment charge of $200,000 was necessary to reduce the carrying value of the land to its estimated fair value less cost to sell, based on negotiations with potential buyers and consideration of market conditions, of $300,000. The impairment was due to several factors including changes in planned developments adjacent to the land, concerns about zoning, current negotiations with potential third-party buyers, and other factors.


3.  AUTHORIZED CAPITAL
----------------------

The Company's authorized capital consists of, among other classes of securities, 100,000,000 common shares. As of June 30, 2000 there are 99,891,188 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Colorado and therefore until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Act of 1934, and the law of the State of Colorado, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consist of the following as of June 30, 2000:

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


4.  INCOME (LOSS) PER SHARE
---------------------------

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, convertible debt and convertible preferred stock during the nine month period ended June 30, 2000. Stock options, warrants, convertible debt and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 124,907,700 shares at June 30, 1999 and 108,778,563 at June 30, 2000) would be to decrease loss per share.


5.  BUSINESS RISK
-----------------

The Company and its equity investment, Nanopierce, are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


6.  DISCONTINUED OPERATIONS
---------------------------

Liabilities of discontinued operations at June 30, 2000, consist of Sigma liabilities as follows:

Accounts payable and accrued liabilities                $   986,000
Notes payable                                             2,240,000
Other liabilities                                           121,000
                                                         ----------
                                                        $ 3,347,000
                                                         ==========

The liabilities of $3,347,000 remain on the books of Sigma as of June 30, 2000, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities. Management's estimates of these liabilities have not changed during the period ended June 30, 2000.

Notes payable of discontinued operations primarily consist of $1,700,000, 10%, unsecured notes payable issued in a 1997 private placement, originally due in October 1998.

The $67,000 loss from discontinued operations for the nine months ended June 30, 1999 represents accrued interest on the notes payable to the date of the bankruptcy filing.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


7.  AFFILIATE STOCK SALES
-------------------------

During the three months ended March 31, 2000, the Company agreed to sell 1,500,000 shares of its restricted Nanopierce common shares to the holders of the Series E Preferred Stock for $900,000. At June 30, 2000, $600,000 of the $900,000 had been received in cash, and the remaining $300,000 was receivable, and was secured by 60,000 shares of Nanopierce. The Company recognized a $600,000 gain on the sale of the Nanopierce stock, which represented the difference between the carrying value of the Company's investment in the Nanopierce stock ($0) and the cash received. Due to the uncertainty regarding the ultimate realization of the gain on the receivable portion of the transaction, the receivable balance is classified as a reduction to stockholders' equity (deficit) at June 30, 2000, and a liability has been recorded for the unrealized gain.

During the three months ended March 31, 2000, the Company exchanged 170,000 restricted shares of Nanopierce as partial payment on the Company's convertible debentures of $826,000 (Note 8). A gain of $278,000 was recognized on the disposition of these shares.


8.  CONVERTIBLE DEBENTURES
--------------------------

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


9.  STOCKHOLDERS' EQUITY
------------------------

During the nine months ended June 30, 2000, the Company issued 23,582,099 shares of common stock in connection with Series C Preferred Stock conversions and issued 10,000,000 shares of common stock as partial satisfaction of the Company's convertible debentures.

On February 14, 2000, the Company's Board of Directors authorized the issuance of 1,000 shares of a newly created Series E Convertible Preferred Stock and approved a plan to re-incorporate the Company from Colorado to Nevada subject to shareholder approval.

The Series E Preferred shares were issued in March 2000, bear a cumulative dividend of six percent per year and are convertible into common stock after the Company is re-incorporated in Nevada, after a reverse split of the shares of the Nevada Corporation is effective, and after the authorized number of common shares of the Nevada Company has been increased as considered necessary. The Series E Preferred Stock is convertible into common stock equal to five percent of the common stock outstanding of the Company on a fully diluted basis. The intrinsic value of the beneficial conversion feature of the Series E Convertible Preferred Stock was $100,000 and is being amortized to dividends over the period from issuance to the earliest date of conversion which is July 15, 2000. The Series E Preferred Stock shall have 120,000 votes per Series E Preferred share. The votes on the Series E shares shall be identical in every other respect to the voting rights of the holders of common stock entitled to vote.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


10.  LITIGATION
---------------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial statements of the Company.


11.  EXTRAORDINARY ITEM
-----------------------

The Company recorded an extraordinary gain of $98,000 during the three months ended June 30, 2000 as a result of the settlement of certain accounts payable at less than the carrying amount.

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

The independent auditors' report on the Company's financial statements for the year ended September 30, 1999 included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

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

At June 30, 2000, the Company owns approximately 26% of the outstanding common stock of Nanopierce Technologies, Inc. During the quarter ended September 30, 1999, the Company's ownership interest in Nanopierce was reduced to below 50%. In the previously issued September 30, 1999, consolidated financial statements, included in the Company's September 30, 1999 Form 10-KSB, the Company reported Nanopierce as a consolidated subsidiary through September 30, 1999, based on several factors which were believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company.

Subsequent to the original issuance of the Company's September 30, 1999, consolidated financial statements, and based upon a further evaluation of the factors utilized in determining a controlling financial interest, management determined that beginning in July 1999, the Company's investment in Nanopierce should be accounted for under the equity method of accounting.

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss beginning with the fourth quarter ended September 30, 1999, which was $478,000. As a result, the Company has restated the accompanying statement of changes in stockholder's equity by $478,000.

The Company, through its 26% - owned affiliate, Nanopierce Technologies, Inc., is currently engaged in the design, development and licensing of products using its patented particle interconnect technology.

RESULTS OF OPERATIONS

The Company had no revenue from continuing operations for the nine months ended June 30, 2000 and 1999.

The Company had net income of $460,000 for the nine months ended June 30, 2000 compared to a net loss of $2,847,000 for the nine months ended June 30, 1999. General and administrative expenses decreased to $290,000 for the nine months ended June 30, 2000 from $2,726,000 for the nine months ended June 30, 1999. This decrease is primarily due to stock, valued at $1,500,000, issued by the Company for marketing services in the prior year periods, and expenses incurred by Nanopierce in the 1999 periods (as described elsewhere, the Company consolidated the operations of Nanopierce through June 30, 1999). During the nine months ended June 30, 2000 the Company realized gains on the sales of its Nanopierce stock of $876,000 compared to gains of $60,000 in the prior year periods. Interest expense decreased in the 2000 period as compared to the 1999 period as a result of the Company purchasing its outstanding convertible debt. For the three months and nine months ended June 30, 2000 no loss has been recorded for the Company's equity in losses of Nanopierce because the Company's investment in Nanopierce is carried at zero and therefore the equity method has been suspended. The Company had an extraordinary gain of $98,000 for the three and nine month periods ended June 30, 2000 as a result of the settlement of certain accounts payable at less than the net carrying amount. The Company recognized an impairment of investment in land of $200,000 for the three and nine month periods ended June 30, 2000 which was based on negotiations with potential buyers and consideration of market conditions. Although the Company has entered into negotiations with potential buyers, as of June 30, 2000, no agreement has been reached, and an expected disposal date has not been determined. The impairment was due to several factors such as concern in zoning, current negotiations with potential third-party buyers and other factors.


LIQUIDITY AND FINANCIAL CONDITION

The Company has a working capital deficit of $4,321,000 at June 30, 2000 compared to a working capital deficit of $5,575,000 at September 30, 1999.

The Company's liabilities decreased to $4,479,000 at June 30, 2000 compared to $5,585,000 at September 30, 1999. The decrease was due in part to a decrease of $826,000 in convertible debentures which were repurchased by the Company and a decrease in accounts payables of $421,000 primarily resulting from payments on and/or settlement of various accounts.

Without gains on the sale of its Nanopierce stock, the Company's current operations are not generating positive cash flow. To address its current cash flow concerns during the current fiscal year the Company sold 1,000 shares of its Series E Preferred Stock for $100,000 and sold 1,500,000 shares of its stock of Nanopierce for cash of $900,000 of which $600,000 was received by June 30, 2000. The Company also exchanged 170,000 shares of Nanopierce, valued at $278,000 as partial consideration for the repurchase of the Company's convertible debentures.

Since the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock (Notes 3 and 9), sale of additional Nanopierce stock, or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurances that it will be able to raise funds through issuance of debt or equity in the Company.

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


                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from October 1, 1999 to June 30, 2000.


     DATE OF       TITLE OF
      SALE        SECURITIES     SHARES       CONSIDERATION            PURCHASER
     -------      ----------     ------       -------------            ---------
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

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:  August 18, 2000                 By: /s/  Paul H. Metzinger
                                       --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer