Form 10KSB
period 2000-09-30
INTERCELL CORP
filed 2001-01-16
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

                              INTERCELL CORPORATION
                              ---------------------
(Exact name of registrant as specified in its charter)

            Colorado                                 84-0928627
           --------                                  ----------
 (State of other jurisdiction of           (I.R.S. employer identification
  incorporation or organization)                       number)

                       370 Seventeenth Street, Suite 3580
                             Denver, Colorado 80202
                       ----------------------------------
              (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

         (Title of Class)                Name of Each
                                       Exchange On Which
                                          Registered
         -----------------------------------------------
           Common Stock,                  NASDAQ:BB
           No Par Value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
         ---            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  None.

     As of the close of trading on December 15, 2000, there were 99,898,188 common shares outstanding, 98,478,848 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 15, 2000, was approximately $ 4,678,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure     Yes      No   X
                                               ---      ---

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

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

     At September 30, 2000, the Company is engaged in only one line of business through its affiliate Nanopierce Technologies, Inc. It currently owns approximately 25% of Nanopierce Technologies, Inc.

     The Company proposes to restructure itself in order to enhance its prospects for financing, future business operations and acquisitions of new technologies. The Company plans to merge into its proposed new wholly owned subsidiary Intercell International Corporation to change its corporate domicile to Nevada, reverse split its common stock 1 for 20 and finally increase its authorized capital to permit the issuance of stock to honor certain obligations to deliver stock issuable upon outstanding convertible and exercisable securities. This restructuring should be accomplished by March 31, 2001. The Company is currently arranging financing to pursue new business opportunities. The Company is investigating different companies and technologies as possible acquisitions.

     Acquisition and Disposition of Particle Interconnect Technology - Particle Interconnect Corporation ("PI Corp"), and Transfer of Intellectual Property and Technology to Nanopierce Technologies, Inc.

     On September 3, 1996 the Company completed the merger (the "PI Merger") of Particle Interconnect, Inc., a California corporation ("Particle California"), with and into the Company's wholly owned Colorado subsidiary, Particle Interconnect Corporation ("PI Corp.").

     On February 26, 1998, the Company caused PI Corp, the owner of the PI Technology and the PE Process to transfer all such properties to Nanopierce Technologies, Inc. ("Nanopierce"), a Nevada corporation. At the time of the acquisition, the Company acquired a 63% ownership interest in the Nanopierce common stock and a 100% ownership interest in the Nanopierce voting Series A Preferred Stock; resulting in control of 77% of the voting interest of Nanopierce. Through June 30, 1999, the Company consolidated the operations of Nanopierce. Because of the issuance of additional securities by Nanopierce and the sales of Nanopierce stock owned by Intercell, the Company's ownership interest in Nanopierce fell to below 50% during the fourth fiscal quarter ended September 30, 1999 (approximately 35% at September 30, 1999). Therefore, as of September 30, 1999, the Company has presented Nanopierce as an affiliate of the Company and beginning in July 1999, accounted for Nanopierce under the equity method of accounting. The Company's investment in Nanopierce is $0; therefore, the Company suspended recognition of its proportionate share of Nanopierce losses under the equity method of accounting beginning in July 1999. As of September 30, 2000, the Company's ownership interest in Nanopierce is approximately 25%.

     Nanopierce has designated and is commercializing its PI technology as the Nanopierce Connection System (NCS). NCS is based on a standardized manufacturing process using low cost raw materials that are readily available. Unlike conventional methods, e.g., soldering, spring-loaded and pin-in-hole connectors, NCS technology focuses on co-deposition of microscopic particles (such as inexpensive, industrial diamond dust) and metal on a contact surface. These particles act like conductive sandpaper, serving as force concentrators to multiply the pressure applied to the contact area while dramatically reducing the mating force.

     Nanopierce Technologies, Inc. of Denver, Colorado, USA, is traded on the NASDAQ stock market (OTC:BB:NPCT) as well as on the Frankfurt and Hamburg (OTC:NPI). In addition to the 12 patents it owns, Nanopierce has numerous applications pending, others in preparation, and various other intellectual properties related to Nanopierce's proprietary NCS. This advanced system is designed to provide significant improvement over conventional electrical and mechanical interconnection methods for high density circuit boards, components, sockets, connectors, semiconductor packaging and electronic systems.

     ARIZCAN PROPERTIES, LTD.

     On March 13, 1996, Arizcan Properties, Ltd., a wholly owned subsidiary of the Company ("Arizcan"), entered into an agreement with a group, including certain minority shareholders of the Company, to acquire a 94-acre development property located in Pinal County, Arizona for a total purchase price of $1,424,362. This transaction was completed on June 18, 1996. The Company acquired this property for the purpose of constructing a manufacturing facility for the products developed under the Antenna Technology. Due to the Company's acquisition of M.C. Davis in 1996, this property was no longer required for manufacturing purposes, and it is currently being held for sale. In December 1997, the Company granted a First Deed Trust on this property to secure re-payment of the Debentures issued to the Augustine Fund, LLC (this lien was released in March 2000 upon final settlement of the debenture obligation). This property is currently for sale and has been written down to $300,000 to reflect its estimated fair value less cost to sell.

     In August, 2000 the Company purchased an additional 2.7 acres in the vicinity of the 94-acres. The property was purchased for $5,900 cash and 7,500 common shares of Nanopierce Technologies, Inc. valued at $10,000.

     AQUISITION AND SUBSEQUENT CESSATION OF OPERATIONS AND BANKRUPTCY OF SIGMA 7 CORPORATION

     On June 6, 1997 The Company acquired control of Sigma 7 Corporation ("Sigma") and its subsidiary BMI Acquisition Group, Inc. (BMI) (collectively referred to as "Sigma"). On June 5, 1998 the Company discontinued all operations of Sigma. Due to the cancellation of financing for reasons completely unrelated to the operations of Sigma and the significant price erosion on a worldwide basis for memory modules, Sigma did not have the capitalization to continue. On December 31, 1998, Sigma filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code.

     Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,712,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement to place 1,050,000 shares of Nanopierce common stock in escrow in July 1999, to be held for the benefit of the Sigma investors. The agreement stipulated that the 1,050,000 shares may be sold in order to pay the Sigma investors. The Agreement provided that no sale of shares may be made below $2.00 per share, and the volume of sales could not exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction.

     During year ended September 30, 2000, 562,000 of the 1,050,000 Nanopierce shares held in escrow were sold at prices ranging from $2.01 to $6.44 per share, resulting in cash proceeds of approximately $2,412,000 (the aggregate market value of the shares sold), the proceeds of which were utilized to pay the Sigma 7 note holders principal of $1,712,000 and interest of $700,000. The remaining 488,000 shares of Nanopierce held in escrow were transferred to the escrow agent as consideration for services rendered. The transfer of these shares (with a carrying value of $0, a market value of $4.00 per share, and an aggregate market value of $1,952,000), resulted in a gain on investment in affiliate stock of $1,952,000, as well as expense of $1,952,000, both presented within gain from discontinued operations. Remaining Sigma 7 liabilities of $114,000 were de-recognized as a result of a final judgment regarding Sigma 7 from the U.S. Bankruptcy Court. In addition, $300,000 of BMI liabilities were satisfied in connection with the Company's exchange of 170,000 Nanopierce common shares for debt. These transactions and events resulted in a gain of $2,126,000, presented as a gain on disposal of subsidiaries.

     Loss from discontinued operations for fiscal 1999 represents $67,000 of accrued interest on the notes payable of Sigma prior to Sigma filing for voluntary liquidation under the U.S. Bankruptcy Code.

     Liabilities of discontinued operations at September 30, 2000, consists of Sigma liabilities as follows:

     Accounts payable and accrued liabilities               $   872,000
     Notes payable                                              240,000
     Other liabilities                                          109,000
                                                             ----------
                                                            $ 1,221,000
                                                             ==========

     The liabilities of $1,221,000 remain on the books of BMI as of September 30, 2000 pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities.


     DECEMBER 1997 $1,500,000 AUGUSTINE DEBENTURE FINANCING

     In December 1997, the Company issued convertible debentures and attached warrants to The Augustine Fund, LLC for $1,500,000 ("Debenture Offering"). This funding was used for general working capital for the Company, advances to Sigma to continue the operations of Sigma and to otherwise reduce current obligations of the Company.

     Effective December 1, 1999, at the option of the debenture holder, $91,425 of principal and $10,375 of accrued interest were converted into 10,000,000 shares of the Company's common stock at 80% of the market price of the common stock at the date of conversion ($.01 per share).

     During the three months ended March 31, 2000, the Company acquired the remaining outstanding convertible debentures of $735,000, including accrued interest and a related warrant to purchase 400,000 shares of common stock of the Company, as well as a $300,000 note payable by Sigma to the debenture holder (Note 7), in exchange for 170,000 shares of the Company's Nanopierce shares, which had a market value on the date of the transaction of $5.13 per share.
This transaction released certain assets of the Company which had previously been pledged as collateral on the convertible debentures.

     Employees

     As of September 30, 2000, the Company and its subsidiaries had 1 employee. The Company's employee is not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relation with its employee is satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTIES

     Principal Executive Offices

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3580, Denver, Colorado 80202. The monthly lease payments are $2,072. Nanopierce currently maintains its executive and administrative office in the same space as the Company, and at this time pays the rent for such space.


ITEM 3.     LEGAL PROCEEDINGS

     On November 30, 1999, the Company and Nanopierce Technologies, Inc. obtained a court order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. In addition, as part of the court order, a permanent injunction has been entered against Mr. DiFrancesco prohibiting him from, among other things, directly or indirectly, privately or publicly, making any statements to any actual or potential customer, licensee or investor of the Company or its related entities, or that he has any ownership interest in the Company's intellectual property.

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

     Mr. DiFrancesco is currently appealing the November 30, 1999 court order. The appeal has been fully briefed and the parties are awaiting the ruling of the Colorado Court of Appeals.

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


                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                    1999 FISCAL YEAR        HIGH     LOW
                    ----------------        ----     ---
               December 31, 1998            $.01     $.01
               March 31, 1999                .05      .04
               June 30, 1999                 .04      .04
               September 30, 1999            .02      .02

                    2000 FISCAL YEAR
                    ----------------

               December 31, 1999            $.08     $.01
               March 31, 2000                .47      .10
               June 30, 2000                 .28      .06
               September 30, 2000            .09      .05

     As of September 30, 2000, there were approximately 527 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 4,500 beneficial owners of its Common Stock as of that date.

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

Recent Sales of Unregistered Securities

NONE


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Certain Statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

     - The rate of market development and acceptance of the interconnect technology the industry within which its investee, Nanopierce is concentrating its business activities.

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

     - The ability of the investee to effect and retain appropriate patent, copyright and trademark protection of its products;

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

General

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of September 30, 2000, and for each of the years in the two-year period then ended. This report contains forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 31 E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements.

     Plan of Operation

     On February 26, 1998, Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle interconnect Corporation to Nanopierce Technologies, Inc. for stock. Intercell Corporation owns approximately 25% of the outstanding common stock of Nanopierce Technologies, Inc. on a diluted basis as of September 30, 2000.

     Intercell Corporation discontinued all operations of its majority owned subsidiary Sigma 7 Corporation, a manufacturer of memory modules located in San Diego, CA on June 5, 1998. The market for Sigma 7 Corporation's main product line of memory modules experienced significant price erosion on a worldwide basis. Sigma 7 did not have the capitalization to continue and has sought protection under U.S. bankruptcy laws. The Company recognized a loss from discontinued Sigma 7 operations of approximately $67,000 in 1999.

     Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,712,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement to place 1,050,000 shares of Nanopierce common stock in escrow in July 1999, to be held for the benefit of the Sigma investors. The agreement stipulated that the 1,050,000 shares may be sold in order to pay the Sigma investors. The Agreement provided that no sale of shares may be made below $2.00 per share, and the volume of sales could not exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction.

     During year ended September 30, 2000, 562,000 of the 1,050,000 Nanopierce shares held in escrow were sold at prices ranging from $2.01 to $6.44 per share, resulting in cash proceeds of approximately $2,412,000 (the aggregate market value of the shares sold), the proceeds of which were utilized to pay the Sigma 7 note holders principal of $1,712,000 and interest of $700,000. The remaining 488,000 shares of Nanopierce held in escrow were transferred to the escrow agent as consideration for services rendered. The transfer of these shares (with a carrying value of $0, a market value of $4.00 per share, and an aggregate market value of $1,952,000), resulted in a gain on investment in affiliate stock of $1,952,000, as well as expense of $1,952,000, both presented within gain from discontinued operations. Remaining Sigma 7 liabilities of $114,000 were de-recognized as a result of a final judgment regarding Sigma 7 from the U.S. Bankruptcy Court. In addition, $300,000 of BMI liabilities were satisfied in connection with the Company's exchange of 170,000 Nanopierce common shares for debt. These transactions and events resulted in a gain of $2,126,000, presented as a gain on disposal of subsidiaries.

     Loss from discontinued operations for fiscal 1999 represents $67,000 of accrued interest on the notes payable of Sigma prior to Sigma filing for voluntary liquidation under the U.S. Bankruptcy Code.

     In December 1997, the Company issued convertible debentures and attached warrants for $1,500,000 of this total, $750,000 is the Series A-1 debenture and $750,000 is the Series A-2 debenture. The convertible debentures were, at the time of issue, unsecured obligations of the Company. The Company in the Spring of 2000, paid in full the issuer of the convertible debentures. The Company issued 10,000,000 of its common shares and transferred 170,000 common shares of its holdings in Nanopierce Technologies, Inc. as payment in full of the convertible debentures and cancellation of the outstanding warrants issued in conjunction with the debentures.

     In March 2000, the Company issued 1,000 shares of its Series E Preferred Shares to certain third parties and at that time the Company also transferred 1,500,000 shares to the third parties in return for $600,000 in cash and a $300,000 note receivable. Such funds are to be used in the restructuring of the Company.

     The Company proposes to restructure itself in order to enhance its prospects for financing, future business operation and acquisitions of new technologies. The Company plans to merge into its proposed wholly owned subsidiary Intercell International Corporation, to change its corporate domicile to Nevada, effect a 1 for 20 reverse stock split and increase its authorized capital to permit the issuance of stock to honor certain obligations to deliver stock assumable upon outstanding convertible and exercisable securities.

     Results of Operations

Revenues

     The Company had no revenue from continuing operations for the year ended September 30, 2000 or 1999.

General and Administrative Expenses

     General and Administrative Expenses were $452,000 in the year ended September 30, 2000 compared to $2,878,000 for 1999. The decrease is primarily attributable to the Company no longer consolidating Nanopierce and therefore no longer recognizes the general and administrative expenses of Nanopierce. The decrease is also attributable to reductions in professional fees, consulting fees, public relation fees and rent.

     During the fiscal year of 2000 the Company wrote down the carrying amount of the Arizcan property from $500,000 to $300,000 based upon an outstanding offer to buy the property. As part of the write down, the Company took impairment on the value of the land of approximately $216,000.

Research and Development Expenses

     Research and Development expenses were $0 in the fiscal year of 2000 compared to $11,000 in the fiscal year of 1999. The $11,000 in research and development expense for the fiscal year of 1999 is attributable to Nanopierce. The Company incurred no research and development expense in the fiscal year of 2000 because it has focused on its restructuring over the last year.

Other Income/Expense

     The Company recognized a gain of $1,481,000 in the fiscal year of 2000 on the sale and exchange of 1,677,500 shares of Nanopierce common stock.

     During the fiscal year ended 1999, the Company's ownership in Nanopierce fell below 50% to approximately 35%. As a result, the Company accounts for its ownership in Nanopierce under the equity method of accounting. Because of the change in ownership the Company's 1999 financial statements have been restated to reflect such change.

     The Company earned $5,000 in interest income in fiscal year 2000 compared to $6,000 in fiscal year 1999. The Company incurred interest expense of $32,000 in fiscal year 2000 compared to $171,000 in fiscal year 1999. The decrease can be attributed to the redemption of the outstanding convertible debt in March 2000.

Discontinued Operations

     Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,712,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement to place 1,050,000 shares of Nanopierce common stock in escrow in July 1999, to be held for the benefit of the Sigma investors. The agreement stipulated that the 1,050,000 shares may be sold in order to pay the Sigma investors. The Agreement provided that no sale of shares may be made below $2.00 per share, and the volume of sales could not exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction.

     During year ended September 30, 2000, 562,000 of the 1,050,000 Nanopierce shares held in escrow were sold at prices ranging from $2.01 to $6.44 per share, resulting in cash proceeds of approximately $2,412,000 (the aggregate market value of the shares sold), the proceeds of which were utilized to pay the Sigma 7 note holders principal of $1,712,000 and interest of $700,000. The remaining 488,000 shares of Nanopierce held in escrow were transferred to the escrow agent as consideration for services rendered. The transfer of these shares (with a carrying value of $0, a market value of $4.00 per share, and an aggregate market value of $1,952,000), resulted in a gain on investment in affiliate stock of $1,952,000, as well as expense of $1,952,000, both presented within gain from discontinued operations. Remaining Sigma 7 liabilities of $114,000 were de-recognized as a result of a final judgment regarding Sigma 7 from the U.S. Bankruptcy Court. In addition, $300,000 of BMI liabilities were satisfied in connection with the Company's exchange of 170,000 Nanopierce common shares for debt. These transactions and events resulted in a gain of $2,126,000, presented as a gain on disposal of subsidiaries.

Net Income/Loss

     The Company recognized a net income of $3,195,000 in the fiscal year 2000, compared to a net loss of $3,057,000 in the fiscal year 1999. The change is attributable to the gains realized upon the sale and exchange of Nanopierce common shares for cash and in connection with the extinguishment of liabilities, an overall decrease in general and administrative expenses, and the change to the equity accounting method for the Company's investment in Nanopierce Technologies, Inc.

Income Taxes

     As of September 30, 2000 the Company had a net operating loss carryover for federal and state income tax purposes. The benefit of these net operating loss carry forwards has not been recorded by the Company, as it is uncertain that the Company will generate sufficient income in future periods to utilize the loss carry forwards.

Liquidity and Capital Resources

     During the year ended September 30, 2000 the Company's cash and cash equivalents from continuing operations increased by $90,000. This increase was due to net cash provided by the sales of stock of Nanopierce and by cash provided by financing activities.

     During the fiscal year 2000 the Company had no capital expenditures.

     The Company proposes to restructure itself in order to enhance its prospects for financing, future business operation and acquisitions of new technologies.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Nanopierce common stock held as an investment by the Company. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

     Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS NO. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.


ITEM 7.     FINANCIAL STATEMENTS

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

     The executive officers and directors of the Company are as follows:


     Name and Age                       Position                           Period

Paul H. Metzinger (61)         Director, President and Chief        May 28, 1997 to present.
                               Executive Officer

Charles E. Bauer, Ph.D. (48)   Director                             November 22, 1996 to present.

Kristi J. Kampmann (28)        Secretary                            July 1999 to present.

Kevin B. Waide (48)            Director                             January 1998 to present.

R. Mark Richards (50)          Director                             February 2000 to present

Mallory Smith (51)             Director                             February 2000 to present


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

     Kristi J. Kampmann. Ms. Kampmann has been Secretary of the Company since July 1999. In addition, she has served as the Secretary of Nanopierce, since February 1998 and the Chief Financial Officer of Nanopierce since October 15, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer, Chief Financial Officer and the Executive Vice President of Technology & Marketing and paralegal for Nanopierce. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she is completing work on an M.B.A.

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

     R. Mark Richards. Mr. Richards has been a director of the Company since February 2000. Mr. Richards graduated in 1990 from Colorado School of Mines, in Golden Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various positions among them the Business Development Director among other positions, and currently works as a Program Manager in Radiological Engineering at Rocky Flats Environmental Technology Site.

     Mallory Smith. CPA. Mr. Smith has been a director of the Company since February 2000. He is currently self-employed as a Certified Public Accountant with six employees. He has a client base of approx. 450 tax clients, 100 monthly small business clients, and 25 business consulting clients. Mr. Smith graduated from Queens College, New York with a B.S. Major Accounting, Mathematics. He has been a member of the Small Business Finance Company Board since 1983, and served on various other boards over the years.

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

     Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10%, beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2000 and 1999 (the "Named Executive Officers"):


                                              Annual Compensation
                                    ---------------------------------------
Name & Principal         Year         Salary       Bonus     Other Annual
    Position                           ($)          ($)      Compensation
                                                                  ($)
Paul H. Metzinger,       1999       $ 17,500       $ -0-        $ -0-
Director,                2000       $ 90,000       $ -0-        $ -0-
President & CEO(1)

                                                      Long Term Compensation
                                  ------------------------------------------------------------
                                                     Awards                      Payouts
                                  ------------------------------------------------------------
Name & Principal         Year       Restricted       Securities      LTIP        All Other
    Position                          Stock          Underlying     Payouts     Compensation
                                    Awards ($)        Options         ($)            ($)
                                                        (#)
Paul H. Metzinger,       1999          -0-              -0-          $ -0-          $ -0-
Director,                2000          -0-              -0-          $ -0-          $ -0-
President & CEO(1)


1 Paul Metzinger was elected President and Chief Executive officer on May 28, 1997.  He is compensated pursuant to a written Employment Agreement, dated June 1, 1998 at an annual salary of $210,000.00. For the period of October 1, 1998 through September 30, 1999 Mr.
Metzinger was paid $17,500, the balance of Mr. Metzinger's salary has been accrued to be paid at a later date. For the period of October 1, 1999 through September 30, 2000 Mr.
Metzinger's salary was accrued by the Company to be paid at a later date. The wife of Mr.
Metzinger is the holder of presently exercisable options to acquire 650,000 shares at
$0.50 per share and 1,700,000 shares at $0.3750 per share issued September 30, 1997 and expiring September 30, 2007.  Mr. Metzinger should be deemed the beneficial owner of such shares.


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


                             Option/SAR Grants Table

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 2000. No options were granted during the fiscal year ended September 30, 2000.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option/SAR Values

     The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 2000 by the Company's executive officers and the 1999 fiscal year-end value of unexercised options. No options were exercised during the fiscal year ended September 30, 2000.

             Aggregated Option/SAR Exercises in Last Fiscal Year,
                    and Fiscal Year-End Option/SAR Values
                                                       Number of               Value of
                                                       Securities            Unexercised
                                                      Unexercised            In-the-Money
                                                      Options/SARs           Options/SARs
                                                       at Fiscal                at FY-
                                                        Year (1)             End ($) (1)
                                                      -----------------------------------
                        Shares
     Name             Acquired on        Value         Exercisable/         Exercisable/
     ----             Exercise (#)     Realized       Unexercisable        Unexercisable
                      ------------     --------       -------------        -------------
                                          (#)
                                          ---
Paul H. Metzinger          0               0           2,350,000/0              0/0

Charles E. Bauer           0               0             100,000/0              0/0

Kristi J. Kampmann         0               0             200,000/0          1,500/0

Kevin B. Waide             0               0             100,000/0          1,000/0

1 The average of the closing bid and asked price of the Common Stock on September 30, 2000($0.06) was used to calculate the option value.

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

Employment Agreements

     On June 1, 1998, the Company entered into a certain employment agreement (the "Employment Agreement") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company (an "Employee"). The Employment Agreement is for a period of four years beginning June 1, 1998. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Mr. Metzinger will receive an annual salary of $210,000 (each referred to as an "Annual Salary") for the year. If an Employment Agreement is subsequently extended by the Board, the Employee's Annual Salary will increase by the amount, if any, in which the Consumer Price Index increased during the previous year. The Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

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

Compensation Pursuant to Plans

     Stock Option Plans. During the fiscal year ended September 30, 2000, the Company did not grant any options to purchase shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 2000, 6,927,000 options are exercisable.

     The Company has one Stock Option Plan titled the Intercell Corporation 1995 Compensatory Stock Option Plan (the "1995 Plan"). The Company has reserved 14,000,000 shares of common stock for issuance under the 1995 Plan.

Compensation Committee Interlocks
and Insider Participation

     The Company does not have a compensation committee; all decisions on the compensation of executive officers and directors of the Company are made by the full board of directors.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 2000, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


                                                                             % of
Name and Address of Beneficial Owner            Number of Shares        Outstanding (5)


Paul H. Metzinger, President
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3580
Denver, CO 80202                                  3,852,541 (1/6)            3.86%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                             3,852,541 (1/6)            3.86%





Charles E. Bauer, Chief Operating
  Officer and Director
31312 Island Drive
Evergreen, CO 80439                                 100,000 (2)              0.10%

Kristi J. Kampmann, Secretary
370 17th Street, Suite 3580
Denver, CO 80202                                    200,000 (3)              0.20%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002
                                                    100,000 (4)              0.10%
Mallory Smith, Director
                                                        -                      -
R. Mark Richards
Technology Investors, LLC 7
3892 Weld County Road 45
P.O. Box 388
Hudson, CO 80642
                                                        -                      -
Timothy Solomon
Gemini Investments, Ltd. 8
Cayman National Building
Elgin Avenue
Grand Cayman Islands
B.W.I.
                                                        -                      -
H. Glenn Bagwell, Jr.
Triad Technologies, LLC 9
3005 Anderson Drive, Suite 294
Raleigh, NC 27609
                                                        -                      -
All officers and directors as a group
(6 persons)                                       4,252,5416 (6)             4.26%

(1) Includes the following shares and options currently held by corporations whose sole shareholder, president and director is Cheri L. Perry, the wife of Mr.
Metzinger: 1,419,340 shares owned of record and beneficially; 650,000 shares of common stock subject to a presently exercisable option, exercisable at $.050 per share, issued September 30, 1997, expiring September 30, 2007; and 1,700,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring September 30, 2007. Mr. Metzinger owns directly, of record and beneficially, 83,201 shares of common stock. His wife should be deemed the beneficial owner of such shares. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
(2) Includes 100,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring on September 30, 2007.
(3) Includes 50,000 shares of common stock subject to a presently exercisable option, exercisable at $0.3750 per share, issued September 30, 1997, expiring on September 30, 2007. Includes 150,000 shares of common stock subject to a presently exercisable option, exercisable at $0.05 per share, issued June 1, 1998 and expiring June 1, 2008.
(4) Shares underlying a presently exercisable option, at $0.10 per share, issued February 6, 1998, expiring February 6, 2008.
(5) Based on 99,898,188 shares of common stock issued and outstanding on September 30, 2000.
(6) Does not include 33,868,929 shares underlying certain convertible securities held by such person, which cannot be converted and the underlying shares issued by the Company unless and until the Company, after shareholder approval, increases its authorized capital sufficient to issue such common shares. It is the intent of such person to convert the convertible securities immediately after the increase in authorized capital has been approved and made effective. Following such issuance and issuances to others persons holding similar convertible securities the Company will have, on a fully diluted basis, 172,087,546 shares issued and outstanding. On that basis such person will beneficially own 21.9% of the then issued and outstanding shares.




(7) Does not include 6,020,000 shares underlying certain convertible securities held by such person, which cannot be converted and the underlying shares issued by the
Company unless and until the Company, after shareholder approval, increases its authorized capital sufficient to issue such common shares. It is the intent of such person to convert the convertible securities immediately after the increase in authorized capital has been approved and made effective. Following such issuance and issuances to other persons holding similar convertible securities the
Company will have, on a fully diluted basis, 172,087,546 shares issued and outstanding. On that basis such person will beneficially own 3.5% of the then issued and outstanding shares.
(8) Does not include 9,627,881 shares underlying certain convertible securities held by such person, which cannot be converted and the underlying shares issued by the
Company unless and until the Company, after shareholder approval, increases its authorized capital sufficient to issue such common shares. It is the intent of such person to convert the convertible securities immediately after the increase in authorized capital has been approved and made effective. Following such issuance and issuances to other persons holding similar convertible securities the
Company will have, on a fully diluted basis, 172,087,546 shares issued and outstanding. On that basis such person will beneficially own 5.5% of the then issued and outstanding shares.
(9) Does not include 10,182,583 shares underlying certain convertible securities held by such person, which cannot be converted and the underlying shares issued by the Company unless and until the Company, after shareholder approval, increases its authorized capital sufficient to issue such common shares. It is the intent of such person to convert the convertible securities immediately after the increase in authorized capital has been approved and made effective. Following such issuance and issuances to other persons holding similar convertible securities the
Company will have, on a fully diluted basis, 172,087,546 shares issued and outstanding. On that basis such person will beneficially own 6.2% of the then issued and outstanding shares.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NONE.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as a part of this Report.

             Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

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

  10.13(11)     Microlink Technologies Corporation Standard Industrial Lease.

  10.14(11)     Sigma Corporation Lease.

  10.15(11)     CTL Lease

  11*           Statement regarding Computation of Per Share Earnings.

  21(7)         Subsidiaries of the Company.

  27*           Financial Data Schedule.

*Filed herewith.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
(2) Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604 effective January 24, 1996.
(3) Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
(4) Incorporated by reference to Company Current Report on Form 8-K dated the October 14, 1996.
(5) Incorporated by reference to the Company Current Report on Form 8-K dated July 18, 1997.
(6) Incorporated by reference to the Company Current Report on Form 8-K dated May 28, 1997.
(7) Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996.
(8) Incorporated by reference to the Company Quarterly Report on Form 10-KSB for the quarter ended December 31, 1997.
(9) Incorporated by reference to the Company Current Report on Form 8-K dated February 6, 1998.
(10) Incorporated by reference to the Company Current Report on Form 8-K dated February 26, 1998.
(11) Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1997.
(12) Incorporated by reference to the Company Form 10-QSB for the quarter ended December 31, 1997, filed September 17, 1998.
(13) Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended September 30, 1998.

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the Company's quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERCELL CORPORATION, (a Colorado corporation)

Date: January 5, 2001            By /s/ Paul H. Metzinger
                                    --------------------------------------------
                                    Paul H. Metzinger, Director, Chief Executive
                                    Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date: January 5, 2001            By /s/ Paul H. Metzinger
                                    --------------------------------------------
                                    Paul H. Metzinger, Director, Chief Executive
                                    Officer, President & Chief Financial Officer


Date: January 5, 2001            By /s/ Kevin B. Waide
                                    --------------------------------------------
                                    Kevin B. Waide, Director


Date: January 5, 2001            By /s/ R. Mark Richards
                                    --------------------------------------------
                                    R. Mark Richards, Director

                     INTERCELL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                    September 30, 2000 and 1999 (as restated)

                   (With Independent Auditors' Report Thereon)

FINANCIAL STATEMENTS


                              INTERCELL CORPORATION

                   Index to Consolidated Financial Statements


                                                                  Page
                                                                  ----

Independent Auditors' Report                                       F-3

Consolidated Balance Sheet - September 30, 2000                    F-4

Consolidated Statements of Operations - Years ended
     September 30, 2000 and 1999 (as restated)                     F-5

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit) - Years ended September 30,
     2000 and 1999 (as restated)                                   F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 2000 and 1999 (as restated)                     F-10

Notes to Consolidated Financial Statements                         F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Intercell Corporation

We have audited the accompanying consolidated balance sheet of Intercell Corporation and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell Corporation and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 14, the Company restated its 1999 consolidated financial statements to reflect the correction of an error in accounting for an investment.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
January 4, 2001

                     INTERCELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2000


              Assets
              ------
Current assets:
  Cash and cash equivalents                                    $    100,000
                                                                 ----------
    Total current assets                                            100,000

Investment in land held for sale (Note 5)                           300,000
Restricted cash                                                      22,000
                                                                 ----------

       Total assets                                            $    422,000
                                                                 ==========

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
  Accounts payable                                             $    108,000
  Accrued liabilities                                               261,000
  Note payable - related party (Note 6)                              23,000
  Note payable - other (Note 6)                                      50,000
  Deferred gain on agreement to sell affiliate stock (Note 8)       723,000
  Liabilities of discontinued operations (Note 7)                 1,221,000
                                                                 ----------
    Total liabilities (all current)                               2,386,000
                                                                 ----------

Commitments and contingencies (Notes 8 and 13)

Stockholders' deficit (Note 10)
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 26 shares issued and outstanding
     (liquidation preference of $339,000)                           283,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,146,000)                       2,801,000
    Series E; 1,000 shares issued and outstanding
     (liquidation preference of $103,000)                             3,000
  Warrants to acquire common stock                                3,045,000
  Common stock; no par value; 100,000,000 shares authorized
    99,898,188 shares issued and outstanding                     22,762,000
  Additional paid-in capital                                      7,242,000
  Accumulated deficit                                           (37,406,000)
  Receivable under agreement to sell affiliate stock (Note 8)   (   694,000)
                                                                 ----------
      Total stockholders' deficit                               ( 1,964,000)
                                                                 ----------

        Total liabilities and stockholders' deficit            $    422,000
                                                                 ==========

See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                  Years Ended
                                                                 September 30,
                                                                 -------------
                                                              2000           1999
                                                              ----           ----
                                                                        (As restated,
                                                                          Note 14)
General and administrative expense                      $    452,000      2,878,000
Impairment of investment in land (Note 5)                    216,000            -
Research and development expense                                 -           11,000
                                                          ----------     ----------
Loss from operations                                     (   668,000)   ( 2,889,000)
                                                          ----------     ----------
Gain on sale and exchange of affiliate stock (Note 8)      1,481,000         62,000
Interest income                                                5,000          6,000
Interest expense                                         (    32,000)   (   171,000)
Other income                                                     -            2,000
                                                          ----------     ----------
                                                           1,454,000    (   101,000)
                                                          ----------     ----------
Income (loss) from continuing operations                     786,000    ( 2,990,000)
                                                          ----------     ----------
Discontinued operations (Note 7):
  Gain on disposal of subsidiaries                         2,126,000            -
  Loss from operations to be disposed of                         -      (    67,000)
                                                          ----------     ----------
Gain (loss) from discontinued operations                   2,126,000    (    67,000)
                                                          ----------     ----------
Income (loss) before extraordinary item                    2,912,000    ( 3,057,000)
Extraordinary gain on extinguishment of debt (Note 11)       283,000            -
                                                          ----------     ----------
Net income (loss)                                          3,195,000    ( 3,057,000)
Deemed dividend on Series C and D preferred stock
  relating to in-the-money conversion terms (Note 10)    (    57,000)   (    57,000)
Accrued dividends on Series D and E
  preferred stock (Note 10)                              (   153,000)   (   150,000)
Accretion on Series B and C preferred stock (Note 10)    (    23,000)   (   101,000)
                                                          ----------     ----------
Net income (loss) applicable to common stockholders     $  2,962,000   $( 3,365,000)
                                                          ==========     ==========

Net income (loss) per share, applicable to
  common stockholders:
   Basic:
    Income (loss) from continuing operations            $       0.01    (      0.07)
    Income (loss) from discontinued operations                  0.02    (      0.00)
    Extraordinary gain                                          0.00    (      0.00)
                                                          ----------     ----------
    Net income (loss)                                           0.03    (      0.07)
                                                          ==========     ==========
   Diluted:
    Income (loss) from continuing operations                    0.01    (      0.07)
    Income (loss) from discontinued operations                  0.01    (      0.00)
    Extraordinary gain                                          0.00    (      0.00)
                                                          ----------     ----------
    Net income (loss)                                   $       0.02    (      0.07)
                                                          ==========     ==========

Weighted average number of common shares outstanding:
    Basic                                                 94,737,158     45,274,227
                                                         ===========     ==========
    Diluted                                              157,159,437     45,274,227
                                                         ===========     ==========

See accompanying notes to consolidated financial statements.

                                       F-5

                     INTERCELL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended September 30, 2000 and 1999
                             (As restated, Note 14)


                                  Convertible
                                Preferred Stock        Warrants to           Common Stock
                                ---------------          Acquire             ------------
                              Shares       Amount      Common Stock      Shares        Amount
                              ------       ------      ------------      ------        ------

Balances,
  October 1, 1998              1,227     $ 3,749,000     3,075,000     36,670,634    $21,329,000

Conversion of Series C
  preferred stock
  to common stock            (    77)     (  775,000)          -       26,569,692        775,000
Shares issued in exchange
  for services                   -               -             -          350,000          9,000
Shares issued for
  settlements                    -               -             -        2,718,763        118,000
Common stock issued by
  subsidiary and other           -               -             -              -              -
Amortization of deemed
  dividend                       -            57,000           -              -              -
Accrual of preferred
  stock dividend                 -           150,000           -              -              -
Accretion on preferred
  stock                          -           101,000           -              -              -
Note receivable under
  agreement to sell
  affiliate stock (Note 8)       -               -             -              -              -
Cash received on note
  receivable                     -               -             -              -              -
Net loss, as restated
  (Note 14)                      -               -             -              -              -
                               -----       ---------     ---------     ----------     ----------

Balances,
  September 30, 1999,
  as restated (Note 14)        1,150       3,282,000     3,075,000     66,309,089     22,231,000























                                   (Continued)
                                       F-6





                                              Receivable
                                                Under
                                              Agreement
                               Additional      to sell                          Total
                                Paid-In       Affiliate     Accumulated     Stockholders'
                                Capital         Stock         Deficit         (Deficit)
                                -------         -----         -------         ---------

Balances,
  October 1, 1998              4,098,000           -        (37,003,000)    (4,752,000)

Conversion of Series C
  preferred stock
  to common stock                    -             -                -              -
Shares issued in exchange
  for services                       -             -                -            9,000
Shares issued for
  settlements                        -             -                -          118,000
Common stock issued by
  subsidiary and other         3,029,000           -                -        3,029,000
Amortization of deemed
  dividend                           -             -        (    57,000)           -
Accrual of preferred
  stock dividend                     -             -        (   150,000)           -
Accretion on preferred
  stock                              -             -        (   101,000)           -
Note receivable under
  agreement to sell
  affiliate stock (Note 8)           -        (423,000)             -       (  423,000)
Cash received on note
  receivable                         -          29,000              -           29,000
Net loss, as restated
  (Note 14)                          -             -        ( 3,057,000)    (3,057,000)
                               ---------       -------       ----------      ---------

Balances,
  September 30, 1999,
  as restated (Note 14)        7,127,000      (394,000)     (40,368,000)    (5,047,000)




























                                   (Continued)
                                       F-7

                     INTERCELL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended September 30, 2000 and 1999
                             (As restated, Note 14)
                                   (Continued)


                                  Convertible
                                Preferred Stock        Warrants to           Common Stock
                                ---------------          Acquire             ------------
                              Shares       Amount      Common Stock      Shares        Amount
                              ------       ------      ------------      ------        ------

September 30, 1999,
  as restated
  (Note 14)                   1,150        3,282,000      3,075,000    66,309,089     22,231,000
Conversion of Series
  C Preferred Stock
  to common stock            (   44)      (  428,000)           -      23,579,099        428,000
Amortization of
  deemed dividend               -             57,000            -             -              -
Accrual of
  preferred stock
  dividend                      -            153,000            -             -              -
Accretion on
  preferred stock               -             23,000            -             -              -
Issuance of Series E
  preferred stock             1,000              -              -             -              -
Shares issued for
  exercise of warrant           -                -       (   15,000)       10,000            -
Receivable under
  agreement to sell
  affiliate stock               -                -              -             -              -
Exchange of
  convertible
  debentures
  for common stock              -                -       (   15,000)   10,000,000        103,000
Net income                      -                -              -             -              -
                              -----        ---------      ---------    ----------     ----------

Balance,
  September 30, 2000          2,106      $ 3,087,000      3,045,000    99,898,188    $22,762,000
                              =====        =========      =========    ==========     ==========






















                                   (Continued)
                                       F-8





                                              Receivable
                                                Under
                                              Agreement
                               Additional      to sell                          Total
                                Paid-In       Affiliate     Accumulated     Stockholders'
                                Capital         Stock         Deficit         (Deficit)
                                -------         -----         -------         ---------

September 30, 1999,
  as restated
  (Note 14)                    7,127,000      ( 394,000)    (40,368,000)    (5,047,000)
Conversion of Series
  C Preferred Stock
  to common stock                    -              -               -              -
Amortization of
  deemed dividend                    -              -       (    57,000)           -
Accrual of
  preferred stock
  dividend                           -              -       (   153,000)           -
Accretion on
  preferred stock                    -              -       (    23,000)           -
Issuance of Series E
  preferred stock                100,000            -               -          100,000
Shares issued for
  exercise of warrant             15,000            -               -              -
Receivable under
  agreement to sell
  affiliate stock                    -        ( 300,000)            -       (  300,000)
Exchange of
  convertible
  debentures
  for common stock                   -              -               -           88,000
Net income                           -              -         3,195,000      3,195,000
                               ---------       --------      ----------      ---------

Balance,
  September 30, 2000           7,242,000      ( 694,000)    (37,406,000)    (1,964,000)
                               =========       ========      ==========      =========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  Years Ended
                                                                 September 30,
                                                                 -------------
                                                              2000            1999
                                                              ----            ----
                                                                        (As restated,
                                                                          Note 14)
Cash flows from operating activities:
 Net income (loss)                                      $  3,195,000     ( 3,057,000)
 Less (gain) loss from discontinued operations           ( 2,126,000)         67,000
                                                          ----------      ---------
  Income (loss) from continuing operations                 1,069,000     ( 2,990,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Extraordinary gain on extinguishment of debt           (   283,000)            -
  Loss from asset impairment                                 216,000             -
  Common stock and warrants issued for expenses                              127,000
  Common stock of subsidiary issued for services                 -         1,775,000
  Gain on sale and exchange of affiliate stock           ( 1,481,000)    (    62,000)
  Provision for loss on note receivable                          -            38,000
  Changes in operating assets and liabilities:
   Increase in restricted cash                           (     1,000)    (     5,000)
   Increase (decrease) in accounts payable and
     accrued liabilities                                 (   349,000)        257,000
   Decrease in payable to affiliate                      (    74,000)            -
                                                          ----------      ----------
    Net cash used in continuing operations               (   903,000)    (   860,000)
                                                          ----------      ----------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock                       886,000          62,000
 Other assets                                                  7,000          20,000
 Increase in notes receivable                                    -       (    10,000)
                                                          ----------      ----------
   Net cash provided by investing activities                 893,000          72,000
                                                          ----------      ----------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                  -           135,000
 Proceeds from notes payable, other                              -           133,000
 Payment received on note receivable from agreement
   to sell affiliate stock                                       -            29,000
 Proceeds from sale of convertible preferred stock           100,000             -
 Proceeds from issuance of common and preferred
   stock by subsidiary                                           -           250,000
                                                          ----------      ----------
  Net cash provided by financing activities                  100,000         547,000
                                                          ----------      ----------

Net increase (decrease) in cash and cash equivalents          90,000     (   241,000)

Cash and cash equivalents, beginning of year                  10,000         251,000
                                                          ----------      ----------

Cash and cash equivalents, end of year                  $    100,000          10,000
                                                          ==========      ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                 $        -               -
                                                          ==========      ==========

                                   (CONTINUED)
                                       F-10

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)


     Supplemental disclosure of noncash investing and financing activities:


                                                                       Years Ended
                                                                      September 30,
                                                                      -------------
                                                                   2000            1999
                                                                   ----            ----
                                                                             (As restated,
                                                                               Note 14)


Exchange of convertible debentures for common stock             $  88,000             -
Conversion of Series B and C preferred stock to common stock      428,000         775,000
Amortization of deemed dividend on preferred stock                 57,000          57,000
Accrual of preferred stock dividend                               153,000         150,000
Accretion on preferred stock                                       23,000         101,000
Note receivable from agreement to sell affiliate stock            300,000         423,000


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

      Additionally, the consolidated financial statements for the year ended September 30, 1999 reflect Nanopierce Technologies, Inc.'s (Nanopierce's) results of operations and cash flows as a consolidated company through June 30, 1999 and as an investment accounted for under the equity method of accounting for the remainder of the year due to a decrease in the Company's voting ownership interest to below 50% in July 1999 (Note 14).

      Investment in Nanopierce

      The Company's wholly owned subsidiary Particle Interconnect Corp. (PI Corp.), was engaged in the design and development of particle-coated substrates for integrated circuits using patented interconnect technology (the PI Technology) and a proprietary trade secret electro-plating process (the PE Process).

      In February 1998, the Company transferred all of the intellectual property of PI Corp. (which had a historical carrying value of zero) to Nanopierce for common and preferred shares of Nanopierce resulting in a controlling ownership interest of approximately 63% of the Nanopierce common stock and a 100% ownership interest of the Nanopierce voting Series A Preferred Stock, resulting in control of 77% of the voting interest of Nanopierce at the date of acquisition. No cash was exchanged in the transaction, and the Company accounted for the common stock and preferred stock received at $0, which was the carrying value of the intellectual property exchanged for the common and preferred stock. At the date of the Company's acquisition of Nanopierce, Nanopierce was a public shell company, with no significant assets or liabilities, including contingent assets or liabilities, or operations. During the three months ended June 30, 1999, the Company converted all of its Series A Preferred Stock into 7,250,000 shares of Nanopierce common stock. The Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 73% at October 1, 1998, to approximately 35% at September 30, 1999 and to approximately 25% at September 30, 2000. The decrease in ownership interest was due to the Company's sale of certain Nanopierce shares owned by the Company (Note 8) and various Nanopierce stock transactions
      (Note 9).

      Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through September 30, 2000.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The summarized financial position and results of operations of Nanopierce as of September 30, 2000 and for the 12 month periods ended September 30, 2000 and 1999, were as follows:

          Current assets                               $1,951,000
                                                        ---------
          Long-term assets:
           Intellectual property                          741,000
           Other                                          290,000
                                                        ---------
                                                        1,031,000
                                                        ---------
          Total assets                                 $2,982,000
                                                        =========

          Current liabilities:
           Notes payable                               $   67,000
           Accounts payable and
            accrued expenses                              211,000
                                                        ---------
          Total current liabilities                       278,000
          Long-term liabilities                         1,977,000
                                                        ---------
                                                        2,255,000
          Stockholders' equity                            727,000
                                                        ---------
          Total liabilities and stockholders' equity   $2,982,000
                                                        =========

                                              2000                  1999
                                              ----                  ----
          Revenues                       $    15,000           $       -
          Net loss                       $(4,171,503)          $(2,847,000)
          Net loss attributable to
           common stockholders           $(4,171,503)          $(2,962,000)

      At September 30, 2000, the Company owned 9,170,050 shares of Nanopierce common stock, and based upon the closing bid price of $1.84 per share, the market value of the Company's investment in Nanopierce common shares at September 30, 2000, was approximately $16,900,000. At December 31, 2000, the Company owned 9,133,050 shares of Nanopierce common stock with a market value of approximately $7,400,000, based upon the closing bid price of $0.81 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

      Business and Plan of Restructuring

      In addition to the investment in Nanopierce described above, the Company disposed of two manufacturing subsidiaries in the 1998 fiscal year and in June, 1998 discontinued the operations of Sigma 7 Corporation (Sigma). Sigma through its subsidiary BMI Acquisition Group, Inc. ("BMI"), developed and utilized a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. On December 31, 1998, Sigma and BMI filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code. During the year ended September 30, 2000, the U.S. Bankruptcy Court closed the Sigma 7 bankruptcy case. The Company is awaiting final approval regarding the BMI bankruptcy case (Note 7).

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company incurred significant operating losses in 1999 and has a working capital deficiency and a stockholders' deficit at September 30, 2000. To address its current cash flow concerns, during the year ended September 30, 2000 the Company sold 1,000 shares of its Series E Preferred Stock for $100,000 and sold 1,500,000 shares of its stock of Nanopierce for $600,000 cash and a $300,000 note receivable (Note 8). The Company has also been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities in the past (Note 8), and may be able to perform similar transactions during 2001, subject to various restrictions on such sales/exchanges of Nanopierce common stock. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (Note 10) or through the issuance of debt.


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

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

      Restricted Cash

      Restricted cash consists of cash held in an escrow account to be used for indemnification obligations in connection with the Company's sale of a former subsidiary in 1998.

      Notes Receivable

      Management periodically evaluates receivable balances. Evaluations are based primarily on assessments of the borrowers' financial condition and the underlying value of the collateral to determine if any impairment is evident.

      Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amount to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values.

      Fair Value of Financial Instruments

      The carrying amounts of cash, restricted cash, accounts payable, accrued liabilities, and other notes payable approximate fair values due to the short maturities of such instruments. Management is not able to practicably estimate the fair value of the remaining liabilities of discontinued operations due to uncertainties in connection with the BMI Chapter 7 bankruptcy (Note 7) or the related party notes payable, due to the related party nature of the underlying transactions.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Income (Loss) Per Share

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

      Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of stock options, warrants, convertible debt and convertible preferred stock for the year ended September 30, 2000. Stock options, warrants and convertible preferred stock are not considered in diluted EPS for the year ended September 30, 1999 as the impact of the potential common shares (108,778,563 shares at September 30, 1999) would be to decrease loss per share. Therefore, diluted loss per share for the year ended September 30, 1999 is equivalent to basic loss per share. At September 30, 2000 and 1999 the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 70,348,573 and 335,617,178 respectively.

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

      Subsidiary Equity Transactions

      The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with these transactions in 2000 or 1999.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Recently Issued Accounting Standards

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

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB
      No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

      Reclassifications

      Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.


(3)   Business Risk

      The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


(4)   Notes Receivable

      In connection with a sale of assets in 1996, the Company received a $60,000 non-interest bearing note receivable, in which interest was imputed on the note at 10%. At October 1, 1998, the outstanding balance of the note, net of the unamortized balance of the discount, was $38,000. During the year ended September 30, 1999, no scheduled payments were received, and collection efforts were unsuccessful. Therefore, the Company recorded a loss of $38,000 in connection with the write off of the note in the 1999 fiscal year.


(5)   Investment in Land Held for Sale

      The investment in land held for sale consists of approximately 97 acres of undeveloped rangeland located in Arizona. Although the Company has entered into negotiations with potential buyers, as of September 30, 2000, no agreement has been reached, and an expected disposal date has not been determined. In June 2000, the Company concluded that an impairment charge of $216,000 was necessary to reduce the carrying amount of the land to $300,000, which is the estimated fair value less cost to sell based on negotiations with potential buyers and consideration of market conditions. The impairment was due to several factors including changes in planned developments adjacent to the land, concerns about zoning, current negotiations with potential third-party buyers, and other factors.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)   Notes Payable and Convertible Debentures

      Note Payable - Related Party

      At September 30, 2000, the note payable to related party consists of an unsecured promissory note for $23,000 due to an officer of the Company for funds advanced to the Company. This note is non-interest bearing and is due on demand.

      Note Payable - Other

      Note payable - other, represents a note for $50,000 which is due on demand, bears interest at 10%, and is collateralized by 500,000 shares of Nanopierce stock, issued by Nanopierce.

      Convertible Debentures

      In December 1997, the Company issued $750,000 of Series A-1 and $750,000 of Series A-2 convertible debentures with warrants attached. In connection with the debt issue, warrants were issued to the debt holders, entitling each holder to purchase 200,000 shares of the Company's common stock for $.17, $.50 and $1.00 per share, respectively through December 1, 1999. The portion of the proceeds applicable to these warrants was $15,000. The Company also issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.15 per share as a part of the commission paid to a third party investment banker on the debentures.

      The Series A-1 debentures required quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture was convertible at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $0.75.

      The Series A-2 convertible debentures required quarterly interest payments at 9% per annum, beginning June 1, 1998, with an original maturity date of April 1999, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement.

      Effective December 1, 1999, at the option of the debenture holder, $91,425 of principal and $10,375 of accrued interest were converted into 10,000,000 shares of the Company's common stock at 85% of the market price of the common stock at the date of conversion ($.01 per share).

      During the three months ended March 31, 2000, the Company acquired the remaining outstanding convertible debentures of $735,000, accrued interest and other liabilities of $225,000, and a related warrant to purchase 200,000 shares of common stock of the Company, as well as a $300,000 note payable by BMI to the debenture holder (Note 7), in exchange for 170,000 shares of the Company's Nanopierce shares (with a carrying value of $0, a market value of $5.13 per share, and an aggregate market value of $871,000), resulting in a $300,000 gain on disposal of subsidiaries (BMI) and a $104,000 extraordinary gain. This transaction released certain assets of the Company which had previously been pledged as collateral on the convertible debentures.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)   Discontinued Operations

      Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,712,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement to place 1,050,000 shares of Nanopierce common stock (which had a carrying value of $0) in escrow in July 1999, to be held for the benefit of the Sigma investors. The agreement stipulated that the 1,050,000 shares could be sold in order to pay the Sigma investors, provided that no sale of shares could be made below $2.00 per share, and the volume of sales could not exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction.

      During year ended September 30, 2000, 562,000 of the 1,050,000 Nanopierce shares held in escrow were sold at prices ranging from $2.01 to $6.44 per share, resulting in cash proceeds of approximately $2,412,000 (the aggregate market value of the shares sold), the proceeds of which were utilized to pay the Sigma 7 note holders principal of $1,712,000 and interest of $700,000. The remaining 488,000 shares of Nanopierce held in escrow were transferred to the escrow agent as consideration for services rendered. The transfer of these shares (with a carrying value of $0, a market value of $4.00 per share, and an aggregate market value of $1,952,000), resulted in a gain on investment in affiliate stock of $1,952,000, as well as expense of $1,952,000, both presented within gain from discontinued operations. Remaining Sigma 7 liabilities of $114,000 were de-recognized as a result of a final judgment regarding Sigma 7 from the U.S. Bankruptcy Court. In addition, $300,000 of BMI liabilities were satisfied in connection with the Company's exchange of 170,000 Nanopierce common shares for debt. These transactions and events resulted in a gain of $2,126,000, presented as a gain on disposal of subsidiaries.

      Loss from discontinued operations for fiscal 1999 represents $67,000 of accrued interest on the notes payable of Sigma prior to Sigma filing for voluntary liquidation under the U.S. Bankruptcy Code.

      Liabilities of discontinued operations at September 30, 2000, consists of remaining BMI liabilities as follows:

            Accounts payable and accrued liabilities               $   872,000
            Notes payable                                              240,000
            Other liabilities                                          109,000
                                                                    ----------
                                                                   $ 1,221,000
                                                                    ==========

      The liabilities of $1,221,000 remain on the books of BMI as of September 30, 2000 pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these BMI liabilities.


(8)   Affiliate Stock Sales and Agreement to Sell Affiliate Stock

      On July 7, 1999, the Company entered into an agreement to sell 845,000 shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $0.36 per share, and an aggregate market value of $304,000) in exchange for a $423,000 note receivable. The note bears interest at 10% and is due June 30, 2001. The shares were sold at $0.50 per share representing a premium of 38.9% over the closing bid price per share ($0.36) on the date of the agreement. The purchaser of the stock has the option of putting back to the Company the 845,000 shares of common stock on the due date of the note in full satisfaction of the note.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As the carrying value of the Nanopierce common stock exchanged for the $423,000 note receivable was $0, the transaction resulted in a potential $423,000 gain. Due to the uncertainty regarding the ultimate realization of the gain on the transaction, the note receivable balance is classified as a reduction to stockholders' equity (deficit) at September 30, 2000, and a liability has been recorded for the potential unrealized gain. A payment of $29,000 was received in September 1999, and was recorded as a reduction to the note receivable.

      In February 2000, the Company agreed to sell 1,500,000 shares of its Nanopierce common shares (with a carrying value of $0, a market value of $5.00 per share, and an aggregate market value of $7,500,000) to the holders of the Series E Preferred Stock for $900,000. At September 30, 2000, $600,000 of the $900,000 had been received in cash, and the remaining $300,000 was receivable, and was secured by 60,000 shares of Nanopierce held by the Series E Preferred Stock holders. The Company recognized a $600,000 gain on the sale of the Nanopierce stock, which represented the difference between the carrying value of the Company's investment in the Nanopierce stock ($0) and the cash received. Due to the uncertainty regarding the ultimate realization of the gain on the receivable portion of the transaction, the receivable balance is classified as a reduction to stockholders' equity (deficit) at September 30, 2000, and a liability has been recorded for the unrealized gain. This transaction resulted in an approximate 4.4% decrease in the Company's voting interest in Nanopierce.

      During the year ended September 30, 2000, the Company exchanged 170,000 shares of its Nanopierce common stock (with a carrying value of $0, a market value of $5.13 per share, and an aggregate market value of $871,000) as payment on the Company's convertible debentures accrued interest and certain BMI liabilities. A gain of $871,000 was recognized on this transaction.


(9)   Nanopierce Transactions

      2000 Nanopierce equity transactions

      During the three months ended December 31, 1999, Nanopierce issued 565,934 shares of its common stock in satisfaction of approximately $153,000 of related party liabilities, resulting in an approximate .6% decrease in the Company's voting interest in Nanopierce. In addition, Nanopierce issued 825,125 shares of its common stock in exchange for services valued at approximately $208,000. The value of the services and commissions was based upon the market price of the Nanopierce common stock at the date the services were performed, which ranged from $0.33 to $2.25 per share. The shares issued for services resulted in an approximate .9% decrease in the Company's voting interest in Nanopierce. In December 1999, Nanopierce also issued 590,116 shares of its common stock for cash of $180,000, resulting in a decrease of approximately .6% in the Company's voting interest in Nanopierce.

      In January 2000, Nanopierce issued an additional 264,795 shares of its common stock for cash of $50,000, resulting in an approximate .3% decrease in the Company's voting interest in Nanopierce. During the three months ended March 31, 2000, Nanopierce also issued 1,156,207 shares of its common stock in connection with the exercise of Nanopierce warrants and options, issued 374,000 shares in connection with the conversion of promissory notes, and cancelled 250,000 shares under a previous guarantee of debt. These transactions resulted in a net decrease in the Company's voting interest in Nanopierce of approximately 1.7%.

      During the three months ended June 30, 2000, Nanopierce issued 399,861 shares of its common stock in exchange for debt of approximately $704,000, resulting in an approximate .3% decrease in the Company's voting interest in Nanopierce, and issued 278,022 in connection with the exercise of Nanopierce warrants, resulting in an approximate .2% decrease in the Company's' voting interest in Nanopierce.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During the three months ended September 30, 2000, Nanopierce issued an additional 1,116,407 shares of common stock in exchange for debt of approximately $1,327,000, resulting in an approximate .8% decrease in the Company's voting interest in Nanopierce. In addition, Nanopierce issued 36,000 shares of common stock for services valued at approximately $82,000, which was based upon the market price of the Nanopierce common stock at the date the services were performed ($2.18 per share), resulting in an approximate .03% decrease in the Company's voting interest in Nanopierce.

      The total net effect of the 2000 Nanopierce equity transactions and other transactions was a reduction in the Company's ownership percentage in Nanopierce from approximately 35% at September 30, 1999, to approximately 25.3% at September 30, 2000.

      In October 2000, Nanopierce issued an additional 14,142,342 shares, which reduced the Company's voting interest in Nanopierce from approximately 25.3% at September 30, 2000 to approximately 18% in October 2000.

      1999 Nanopierce equity transactions

      During the year ended September 30, 1999, the remaining 67,000 shares of Nanopierce Series B Preferred Stock were converted into 508,728 shares of common stock during the three months ended December 31, 1998 (resulting in an approximate 1.9% decrease in the Company's voting interest in Nanopierce) and 2,314,083 shares in February 1999 (resulting in an approximate 6.6% decrease in the Company's voting interest in Nanopierce). The Series B Preferred Stock conversions resulted in an increase of $590,000 to the Company's additional paid-in capital and an equivalent decrease in minority interest. The Series B Preferred Stock was converted into common stock based on the market price of the Nanopierce common stock at the date of conversion, which ranged from $.27 to $1.63 per share.

      In January 1999, Nanopierce issued 1,097,277 shares of common stock at $.20 per share for cash of $200,000 and in satisfaction of accrued interest of approximately $25,000, resulting in an approximate 3.7% decrease in the Company's voting interest percentage in Nanopierce. In June 1999, Nanopierce issued 70,000 shares of common stock at $.71 per share for $50,000 cash, resulting in an approximate .1% decrease in the Company's ownership percentage in Nanopierce.

      Through June 30, 1999, Nanopierce issued 5,039,000 shares of its common stock in exchange for services valued at approximately $1,755,000. The value of the services was based upon the market price of the Nanopierce common stock at the date the services were performed, which ranged from $.33 to $.48 per share. The shares issued for services resulted in an approximate 10.5% decrease in the Company's voting interest in Nanopierce.

      In June 1999, Nanopierce also issued 805,050 shares of common stock as dividends on its Series A Preferred Stock and upon the exercise of stock options, resulting in a net increase in the Company's voting interest in Nanopierce of approximately 1.2%.

      During July and August 1999, Nanopierce issued 515,000 shares of common stock at $0.20 per share in exchange for cash of $103,000. The market price of the Nanopierce common stock at the date of these issuances ranged from $0.36 to $0.55 per share. During the three months ended September 30, 1999, Nanopierce also issued 160,000 shares of common stock for services valued at approximately $69,000. The value of these services was based upon the market price of the Nanopierce common stock at the date of the transaction, which ranged from $0.29 to $0.55 per share. The transactions during the three months ended September 30, 1999, resulted in a decrease in the Company's voting interest in Nanopierce of approximately 0.8%.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Other 1999 transactions

      The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with the sales of previously unissued stock by subsidiaries in 2000 or 1999.

      In June 1999, the Company sold 155,000 shares of Nanopierce common stock held by the Company for $62,000 cash (approximately $0.40 per share). The carrying value of the Nanopierce shares was $0, resulting in a $62,000 gain on the transactions and a .8% decrease in the Company's voting interest in Nanopierce. No provision for current or deferred income taxes has been provided on this gain due to the availability of offsetting net operating losses.

      The total net effect of the 1999 Nanopierce equity transactions and other transactions was a reduction in the Company's ownership percentage in Nanopierce from approximately 73.4% at October 1, 1998 to approximately 51% at June 30, 1999.

      During the three months ended September 30, 1999, the Company exchanged 555,000 shares of Nanopierce common stock held by the Company for services valued at approximately $272,000. The value of the services was based upon the market price of the Nanopierce common stock at the date of the transaction, which ranged from $0.29 to $0.55 per share. These transactions resulted in an approximate 0.8% decrease in the Company's voting interest in Nanopierce.


(10)  Stockholders' Equity (Deficit)

      Authorized Capital

      The Company's authorized capital consists of, among other classes of securities, 100,000,000 common shares. As of September 30, 2000 there are 99,898,188 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Colorado and therefore until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Exchange Act of 1934, and the law of the State of Colorado, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consists of the following as of September 30, 2000:

               (1)  26 shares of Series C Preferred shares,
               (2)  1,080 shares of Series D Preferred shares,
               (3)  Warrants convertible into 2,227,450 shares; and
               (4)  Options convertible into 6,927,000 common shares.

      The Company intends to promptly prepare and file proxy solicitation materials to convene a Special Meeting of Shareholders to among other things, increase its authorized common shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Series C Preferred Stock

      In December 1996, the Company issued 525 shares of no par value Series C Preferred Stock (Series C Preferred Stock) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

      Each share of Series C Preferred Stock is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. The Series C Preferred Stock became subject to automatic conversion in December 1999.

      The conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since December 16, 1996. The beneficial adjustment is treated as an accretion on the Series C Preferred Stock. For the years ended September 30, 2000 and 1999, the amount of accretion was $ 23,000 and $101,000, respectively. The Series C Preferred Stock contains a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C Preferred Stock are not entitled to voting rights.

      Shares of Series C Preferred Stock, purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of shares of Series B Preferred Stock, are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 25% and 50% of the original aggregate purchase price of the shares of Series C Preferred Stock divided by a fixed conversion rate of $3.25 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series C Preferred Stock offering as determined using the Black-Scholes pricing model. As of September 30, 2000, warrants to acquire 735,386 shares of common stock were outstanding. The warrants will expire if not exercised by November 30, 2001.

      For the year ended September 30, 2000, 44 shares of Series C Preferred Stock were converted into 23,579,099 shares of common stock. For the year ended September 30, 1999, 77 shares of Series C Preferred Stock were converted into 26,569,692 shares of common stock. A total of 26 shares of Series C Preferred Stock are outstanding at September 30, 2000.

      Series D Preferred Stock

      At September 30, 2000, 1,080 shares of Series D redeemable convertible preferred stock (Series D Preferred Stock) are outstanding. Each share of Series D Preferred Stock became convertible into the Company's common stock beginning on January 1, 1999, at the option of each holder, or automatically upon the affirmative vote of the holders of a majority of the Series D Preferred Stock. Each share of Series D Preferred Stock is to convert into that number of shares of the Company which would be acquired at the then current market price multiplied by the conversion factor as follows:

                     Year               Factor
                     ----               ------
                     2000                1.3
                     2001                1.1
                     2002                1.0
                     2003 and
                      thereafter          .9

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In January 2003, the exchange rate will be equal to 90% of the then prevailing market rate, resulting in a deemed dividend of approximately $300,000. The Company recognized the dividend in its net income (loss) per common share calculation over the period beginning with the date of issuance through January 1, 2003. The amount of deemed dividend for the years ended September 30, 2000 and 1999 was $57,000 for each year.

      In the event the total number of shares issuable upon conversion exceeded 10% of the then issued and outstanding shares, the Company was to redeem those Series D Preferred shares, which, if converted, would exceed the 10% limitation, at their face value, plus all accrued dividends.

      The holders' right to give notice of conversion, which could have lead to possible redemptions, began on January 1, 1999. At that date, if the holders would have given notice of conversion, the Company would have been required to redeem a significant portion of the preferred stock in exchange for cash due to the low market price of the Company's common stock. Because this situation existed, management began negotiations with the preferred stockholders, and from January 1999 through February 2000, the holders verbally agreed they would not give notice of conversion.

      In February 2000, third parities agreed to purchase the Series D Preferred shares from the original holders. In connection with their purchase of the Series D Preferred shares, the third parties agreed to waive the possible redemption that could occur under the certificate of designation in exchange for the Company agreeing to convert the preferred shares to common shares upon shareholder approval of an increase in the number of authorized shares of common stock.

      The Series D Preferred stock contains a liquidation preference equal to the sum of the deemed purchase price of $2,500 per share, and 6% of the deemed purchase price per annum for the period from January 1, 1998 to the date of the event of liquidation. Shares of Series D Preferred Stock are not entitled to voting rights. Such shares are entitled to receive a cumulative 6% dividend commencing January 1, 1998 and will receive registration rights permitting the resale of not more than 20% of the outstanding Series D Preferred shares in connection with any registered, firm commitment to underwrite the Company's common stock after December 31, 1998. For the years ended September 30, 2000 and 1999, deemed dividends on the Series D Preferred Stock was $150,000 for each year.

      Series E Preferred Stock

      On February 14, 2000, the Company's board of directors authorized the issuance of 1,000 shares of a newly created Series E Convertible Preferred Stock and approved a plan to re-incorporate the Company from Colorado to Nevada subject to shareholder approval.

      The Series E Preferred shares were issued in March 2000, bear a cumulative dividend of six percent per year and are convertible into common stock after the Company is re-incorporated in Nevada, after a reverse split of the shares of the Nevada Corporation is effective, and after the authorized number of common shares of the Nevada Company has been increased as considered necessary. The Series E Preferred Stock is convertible into common stock equal to five percent of the common stock outstanding of the Company on a fully diluted basis. The intrinsic value of the beneficial conversion feature of the Series E Convertible Preferred Stock was $100,000 and is to be amortized to dividends upon satisfaction of the contingencies necessary for conversion. Each share of Series E Preferred Stock has 120,000 votes. The voting rights on the Series E shares are identical in every other respect to the voting rights of the holders of common stock entitled to vote. The Series E Preferred Stock contains protective provisions whereby the Company cannot create any new Series of stock having distribution preferences over the Series E Preferred Stock, as defined, without Series E shareholders approval.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      A summary of the status of the Option Plan is as follows:

                                                                December 31,
                                            ----------------------------------------------------
                                                      2000                        1999
                                            ------------------------    ------------------------
                                                        Weighted-                   Weighted-
                                                         Average                     Average
                                            Shares    Exercise Price    Shares    Exercise Price
                                            ------    --------------    ------    --------------
Outstanding at
  beginning of year                        6,927,000      $ 0.87       6,927,000      $ 0.87
Granted                                          -            -              -            -
Forfeited                                        -            -              -            -
                                           ---------                   ---------
Outstanding at end of year                 6,927,000        0.87       6,927,000        0.87
                                           =========                   =========

Options exercisable at end of year         6,927,000        0.87       6,927,000        0.87

Weighted-average fair value of options
  granted during the year at market                           -                           -

Weighted-average fair value of options
  granted during the year at less than
  market                                                      -                           -


      The following table summarizes information about stock options outstanding as of September 30, 2000:

                                       Options Outstanding                    Options Exercisable
                        -----------------------------------------------   ----------------------------
                                         Weighted-
                                          Average          Weighted-                      Weighted-
         Range of         Number         Remaining          Average         Number         Average
      Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
      ---------------   -----------   ----------------   --------------   -----------   --------------
        $0.05-0.50       5,670,000        6.66 years         $ 0.40        5,670,000        $0.40
         0.75-1.50         296,000        5.54                 0.93          296,000         0.93
         2.00-4.00         961,000        5.89                 3.60          961,000         3.60
                         ---------                                         ---------
                         6,927,000        6.30                 0.87        6,927,000         0.87
                         =========                                         =========

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Accounting for Stock-Based Compensation Under SFAS No. 123

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock plans. Had compensation cost for the Company's stock plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share amounts would not change for 2000 or 1999 since no options were granted or vested during those years.

      Warrants

      At September 30, 2000, the following warrants to purchase common stock were outstanding:

                  Number of Common           Exercise          Expiration
             shares covered by warrants        price              date
             --------------------------        -----              ----
                   1,092,063  (a)              $0.03           July 1, 2001
                     735,387  (b)              $0.02           November 30, 2001
                     200,000  (c)              $0.17 - 1.00    December 3, 2000
                     200,000  (d)              $0.15           December 3, 2002
                   ---------
                   2,227,450
                   =========

            (a) Warrants issued in connection with series B Preferred Stock. The initial exercise price was $3.94. On each anniversary after issuance of the warrant, the exercise price is reset to the lessor of the initial exercise price or the lowest reset price. The reset price is the average closing price of the common stock for the five trading days ending on the anniversary date of the date of issuance.
            (b) Warrants issued in connection with Series C Preferred Stock. The initial exercise price was $3.25. On each anniversary after issuance of the warrant, the exercise price is reset to the lessor of the initial exercise price or the lowest reset price. The reset price is the average closing price of the common stock for the five trading days ending on the anniversary date of the date of issuance.
            (c) Warrants issued in connection with Series A-1 Convertible Debentures.
            (d)  Warrants issued for consulting services.

      During April 2000, warrants to purchase 10,000 shares of the Company's common stock were exercised at an exercise price of $0.02 per share.


(11)  Extraordinary Item

      The Company recorded an extraordinary gain of $283,000 during the fiscal year 2000 as a result of the settlement of certain accounts payable at less than the carrying amount, resulting in a $179,000 extraordinary gain, and in connection with the exchange of Nanopierce common shares for convertible debentures and related accrued interest, resulting in a $104,000 extraordinary gain.


(12)  Income Taxes

      The Company did not incur income tax expense for the years ended September 30, 2000 and 1999. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    Years Ended
                                                    September 30,
                                                -----------------
                                                   2000             1999
                                                   ----             ----
      Expected income tax (benefit)           $   295,000      $(1,089,000)
      State income taxes                           39,000       (  160,000)
      Change in valuation allowances           (  334,000)       1,249,000
                                                ---------        ---------
                                              $       -        $       -
                                                =========        =========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2000 are as follows:

           Deferred tax assets:
             Net operating loss carryovers     $ 1,600,000
             Basis in land held for sale           430,000
                                                ----------
                                                 2,030,000
           Less valuation allowance            ( 2,030,000)
                                                ----------
             Net deferred tax assets           $       -
                                                ==========

      As of September 30, 2000, the Company had net operating loss carryover for income tax purposes of approximately $1,000,000 and a capital loss carryover of approximately $3,200,000 after giving effect to an ownership change and liquidation of certain subsidiaries. The capital loss carryover expires in 2004, and the net operating losses expire from 2004 to 2019. The Company's net operating loss carryforwards are subject to annual limitations which may defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.


(13)  Commitments and Contingencies

      Office Lease

      The Company leases office space under a non-cancelable operating lease agreement. This lease requires future minimum lease payments of $24,000 per year through September 30, 2001. The lease also requires the Company to pay property tax, maintenance, insurance, and certain other operating costs of the leased property. The Company's affiliate, which shares the office space, paid all of the required lease payments during the 2000 fiscal year.

      The portion of lease expense allocated to the Company was not material in 2000, rent expense under this lease was $24,000 in 1999.

      Guarantee Agreement

      In 1996, the Company guaranteed the former shareholders of M.C. Davis Co., Inc. that 277,778 shares of the Company's common stock issued to them would have a value on October 8, 1998 of not less than $4.00 per share.
      On October 8, 1998, the price per share was $.025, which resulted in a total difference of $1,104,000 at October 8, 1998. The Company negotiated a $721,000 settlement with the former shareholders of M.C. Davis, in lieu of the $1,104,000 amount. As a result, the Company recorded a charge to expense of $721,000, and recorded a liability to these shareholders during the year ended September 30, 1998.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company subsequently agreed with the former M.C. Davis Co., Inc. shareholders to satisfy the $721,000 liability by (1) transferring to them, 850,000 shares of Nanopierce common shares held by Intercell; these shares were recorded by Intercell at a carrying value of $0, and the transaction resulted in a gain of $689,000 to the Company, which has been reflected in the 1998 "discontinued operations loss from operations to be disposed of", and (2) issuing 1,293,899 shares of the Company's common stock which was trading at $.025 per share on the date of the transaction, to satisfy the remaining $32,000 balance of the obligation. On February 8, 1999, the Company agreed to issue an additional 1,424,864 restricted shares of the Company's common stock to certain additional former shareholders of M.C. Davis. The Company recognized expense of $85,000 in fiscal year 1999 in connection this agreement.

      Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.


(14) Accounting for Investment in Nanopierce and Restatement of 1999 Consolidated Financial Statements

      During the quarter ended September 30, 1999, the Company's ownership interest in Nanopierce was reduced to below 50%. In the previously issued September 30, 1999, consolidated financial statements, the Company reported Nanopierce as a consolidated subsidiary through September 30, 1999, based on several factors which were believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President of the Company.

      Subsequent to the original issuance of the Company's September 30, 1999, consolidated financial statements, and based upon a further evaluation of the factors utilized in determining a controlling financial interest, management determined that beginning in July 1999, the Company's investment in Nanopierce should be accounted for under the equity method of accounting.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss for the fourth quarter ended September 30, 1999, and accordingly, the Company's 1999 consolidated financial statements have been restated to reflect this accounting change as follows:


                                                   As previously
                                                     Reported                As restated
                                                     --------                -----------

           Total assets                            $   563,000               $   538,000
           Total liabilities                         6,088,000                 5,585,000
           Stockholders' deficit                    (5,525,000)               (5,047,000)

           Loss from continuing operations          (3,226,000)               (2,990,000)
           Loss from discontinued operations        (   67,000)               (   67,000)
           Net loss                                 (3,293,000)               (3,057,000)
           Net loss applicable to
            Common stockholders                     (3,601,000)               (3,365,000)
           Net loss per share (basic
            and diluted) applicable
            to common stockholders:
             Loss from continuing operations        (     0.08)               (     0.07)
             Loss from discontinued operations      (     0.00)               (     0.00)
             Net loss                               (     0.08)               (     0.07)
