Form 10KSB/A
period 1999-09-30
INTERCELL CORP
filed 2001-02-13
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A

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

                   (Title of Class)               Name of Each Exchange
                                                   On Which Registered
                   ----------------------------------------------------
                    Common Stock,                       NASDAQ:BB
                     No Par Value

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure     Yes         No    X
                                                -----      -----

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

     ACQUISITION AND DISPOSITION OF PARTICLE INTERCONNECT TECHNOLOGY - PARTICLE INTERCONNECT CORPORATION ("PI CORP")

     On September 3, 1996 the Company completed the merger (the "PI Merger") of Particle Interconnect, Inc., a California corporation ("Particle California"), with and into the Company's wholly owned Colorado subsidiary, Particle Interconnect Corporation ("PI Corp."). On February 26, 1998, the Company caused PI Corp, the owner of the PI Technology and the PE Process to transfer all such properties to Nanopierce Technologies, Inc. ("Nanopierce"), a Nevada corporation. At the time of the acquisition, the Company acquired a 63% ownership interest of the Nanopierce common stock and a 100% ownership interest of the Nanopierce voting Series A Preferred Stock; resulting in control of 77% of the voting interest of Nanopierce. Through June 30, 1999, the Company consolidated the operations of Nanopierce. Because of the issuance of additional securities by Nanopierce and the sales of Nanopierce stock owned by Intercell, the Company's ownership interest in Nanopierce fell to below 50% during the fourth fiscal quarter ended September 30, 1999 (approximately 35% at September 30, 1999). Therefore, as of September 30, 1999, the Company has presented Nanopierce as an affiliate of the Company and beginning in July 1999, accounted for Nanopierce under the equity method of accounting. The Company's investment in Nanopierce is $0; therefore, the Company suspended recognition of its proportionate share of Nanopierce losses under the equity method of accounting beginning in July 1999.

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

     EMPLOYEES

     As of September 30, 1999, the Company, and its subsidiaries had one part-time employee. No employee is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees is satisfactory.

ITEM 2.     PROPERTIES


     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3580, Denver, Colorado 80202. Nanopierce currently maintains its executive and administrative office at the same location. The monthly lease payments are $2,027 and are paid by Nanopierce.


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

     As part of the Settlement Agreement, Mr. DiFrancesco will receive all accrued and future royalty payments from the licenses, which were outstanding as of September 3, 1996 which includes approximately $90,000 held in an escrow account as of September 30, 1999. The Company is prohibited from materially interfering with Mr. DiFrancesco's rights to collect such royalties. The Company also agreed to grant to Mr. DiFrancesco a two-year royalty bearing, non-exclusive license to use the PI Technology for sockets, except for sockets used in the automated handling and testing of integrated circuits and limited rights to use the technology for layer to layer interconnections for one prospective customer. Renewal of the license is dependent upon Mr. DiFrancesco achieving certain minimum sales requirements.

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

                      1998 Fiscal Year           Ask           Bid

                      December 31, 1997        $ .125          $ .125
                      March  31, 1998            .078            .063
                      June 30, 1998              .055            .040
                      September 30, 1998         .060            .040

                      1999 Fiscal Year

                      December 31, 1998        $ .01           $ .01
                      March  31, 1999            .04             .05
                      June 30, 1999              .04             .04
                      September 30, 1999         .02             .02

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

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from October 1, 1997 through September 30, 1999:


                                                     AMOUNT OF
       DATE OF                                      SECURITIES
        SALE         TITLE OF SECURITIES               SOLD          CONSIDERATION

 (1)   11/2/97    Common Stock                         240,000       Interest on Loan Repayment
 (2)   11/3/97    Common Stock                         160,000       Interest on Loan Repayment
 (3)   12/3/97    Common Stock                         266,000       Public Relation Services
 (4)   12/3/97    Series A-1 Convertible Debentures          1       $ 750,000
 (5)   12/3/97    Attached Warrants to                 600,000
                   Acquire Common Stock
 (6)   12/3/97    Warrant to Acquire Common Stock      200,000       Consulting Services
 (7)   12/11/97   Common Stock                         100,000       Loan to Sigma
 (8)   12/11/97   Common Stock                          75,000       Loan to Sigma
 (9)   12/11/97   Common Stock                         150,000       Loan to Sigma
(10)   12/31/97   Series A-2 Convertible Debenture           1       $ 750.000
(11)   12/30/97   Common Stock                       1,000,000       Augustine Financing
(12)    1/16/98   Common Stock                         250,000       Bahl Settlement Shares
(13)    2/3/98    Common Stock                         678,761       Series B Conversion
(14)    2/3/98    Common Stock                       1,270,810       Series C Conversion
(15)    2/6/98    Option to Purchase Common Stock,     100,000       Service as a Director
                   at an exercise price of
                   $0.10 per share
(16)    2/9/98    Option to Purchase Common Stock,     150,000       Service as an Officer
                   at an exercise price of
                   $0.10 per share
(17)    3/3/98    Common Stock                         660,100       Series C Conversion
(18)    3/23/98   Common Stock                       2,273,888       Series C Conversion
(19)    6/1/98    Options to Purchase Common Stock,    150,000       Service of Employee
                   at an exercise price of
                   $0.05 per share
(20)    5/8/98    Common Stock                         250,000       Settlement
(21)    8/12/98   Common Stock                          25,000       Interest on Loan Repayment
(22)   11/2/98    Common Stock                         793,899       Settlement
(23)   11/2/98    Common Stock                         500,000       Settlement
(24)    2/8/99    Common Stock                         712,432       Settlement
(25)    2/8/99    Common Stock                         712,432       Settlement
(26)    2/18/99   Common Stock                       1,024,073       Series C Conversion
(27)    3/5/99    Common Stock                         906,121       Series C Conversion
(28)    4/8/99    Common Stock                       1,420,858       Series C Conversion
(29)    5/13/99   Common Stock                       1,404,158       Series C Conversion
(30)    6/4/99    Common Stock                       2,859,220       Series C Conversion
(31)    6/4/99    Common Stock                       3,013,932       Series C Conversion
(32)    6/4/99    Common Stock                       2,152,592       Series C Conversion
(33)    7/27/99   Common Stock                       2,284,392       Series C Conversion
(34)    8/11/99   Common Stock                         350,000       Services
(35)    8/18/99   Common Stock                       8,330,811       Series C Conversion
(36)    8/23/99   Common Stock                       1,952,384       Series C Conversion
(37)    9/14/99   Common Stock                       1,221,151       Series C Conversion



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

     On February 26, 1998 Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle Interconnect Corporation to Nanopierce Technologies, Inc. for stock. Intercell Corporation owns approximately 35% of the outstanding common stock of Nanopierce Technologies, Inc. at September 30, 1999.

     In February 1998, the Company transferred all of the intellectual property of PI Corp. (which had a historical carrying value of zero) to Nanopierce for common and preferred shares of Nanopierce resulting in control of approximately 77% of the voting interest in Nanopierce at the date of acquisition. At the date of the Company's acquisition of Nanopierce, Nanopierce represented a public shell company, with no significant assets or liabilities, including contingent assets or liabilities, or operations. During the year ended September 30, 1999, the Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 73% at September 30, 1998, to approximately 35% at September 30, 1999. The decrease in ownership interest was due to the Company's sale of certain Nanopierce shares owned by the Company and various Nanopierce stock transactions.

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

     The Company is currently engaged in the design, development and licensing of products using its patented particle interconnect technology, through its affiliate Nanopierce Technologies, Inc.

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

                                           As previously
                                             Reported               As restated
                                             --------               -----------

          Total assets                     $    563,000             $   538,000
          Total liabilities                   6,088,000               5,585,000
          Stockholders' deficit              (5,525,000)             (5,047,000)

          Net loss                           (3,293,000)             (3,057,000)
          Net loss applicable to
           Common stockholders               (3,601,000)             (3,365,000)
          Net loss per share applicable
           to common stockholder             (     0.08)             (     0.07)


Revenues

     The Company had no revenue from continuing operations for the year ended September 30, 1999 or 1998.


Research and Development

     The Company did not have any significant research and development expenses were $11,000 in the fiscal year of 1999 compared to $0 in the fiscal year of 1998. This is primarily attributable to a limited amount of research and development activities in 1999 associated with the Company's PI Technology. The Company has changed its focus to licensing its technology to companies that already have manufacturing facilities in place.


General and Administrative

     General and administrative expenses from continuing operations decreased by 27% or $1,068,000 to $2,878,000 in the 1999 fiscal year compared to $3,946,000 in the 1998 fiscal year. This decrease was primarily attributable to reductions of wages, professional fees, consulting fees, and rent. Selling, general and administrative expenses of discontinued operations decreased, from $2,599,000 in 1998 to $0 in 1999.


Other Income/Expense

     The Company earned $8,000 in interest and other income in 1999 compared to $129,000 in 1998, while incurring interest and other expenses of $171,000 in 1999 and $354,000 in 1998 respectively. The Company also recognized a gain on the sale of subsidiary stock of $62,000 in 1999, compared to $0 in 1998.


Impairment of Investment in Land

     In September 1998, the Company evaluated the recoverablility of its investment in land held for sale and concluded that an impairment charge $924,000 was necessary to reduce the carrying value of the land to its net realizable value of $500,000. The net realizable value of $500,000 at September 30, 1999, is based on management's periodic assessments, negotiations with a potential third party buyer, and other factors.

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

     The Company has also discontinued operations at Sigma 7 Corporation and Particle Interconnect Corporation during 1998, and in December 1998 Sigma filed for protection under the U.S. bankruptcy laws. Sigma liabilities of $3,347,000 remain on the books of Sigma as of September 30, 1999, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities. Although the Sigma liabilities exceed its assets at September 30, 1999, Sigma anticipates that it will receive a judgment from the Bankruptcy Court which will provide for the extinguishment of these liabilities and dissolution of Sigma. However, due to the uncertainty in predicting the ultimate outcome of such a judgment, the Sigma liabilities remain recorded at their carrying value as of September 30, 1999, pending final judgment by the Bankruptcy Court. The intellectual property rights to the Particle Interconnect technology have been transferred to Nanopierce Technologies, Inc. resulting in an approximate 30% ownership of that company on a diluted basis. Intercell Corporation has reduced its costs and is currently seeking its own financing.

     During the year ended September 30, 1999, the Company's cash and cash equivalents from continuing operations decreased by $241,000. This decrease was due to net cash used in continuing operations of $860,000, and net cash provided by financing and investing activities of $619,000.

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

                                    PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:


          NAME AND AGE                    POSITION                                       PERIOD

Paul H. Metzinger (60)             Director, President and Chief               May 28, 1997 to present.
                                   Executive Officer

Charles E. Bauer, Ph.D. (47)       Director                                    November 22, 1996 to present.

Kristi J. Kampmann (27)            Secretary                                   July 1999 to present.

Thomas W. Vander Stel (39)         Former Chief Financial Officer              February 1998 to December 31, 1998.
                                   and Secretary

Gilbert Olachea (43)               Former President & Chief Executive          May 6, 1998 to December 1, 1998.
                                   Officer of Nanopierce Technologies, Inc.

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


                                                          ANNUAL COMPENSATION
                                           -------------------------------------------------
NAME & PRINCIPAL             YEAR            SALARY          BONUS          OTHER ANNUAL
    POSITION                                   ($)            ($)           COMPENSATION
                                                                                 ($)

Paul H. Metzinger,
 Director,                   1999           $  17,500        $ -0-              $ -0-
 President & CEO(1)          1998           $ 143,501        $ -0-              $ -0-

                                                                 LONG TERM COMPENSATION
                                           -----------------------------------------------------------------
                                                               AWARDS                           PAYOUTS
                                           -----------------------------------------------------------------
NAME & PRINCIPAL             YEAR          RESTRICTED          SECURITIES          LTIP          ALL OTHER
    POSITION                                 STOCK             UNDERLYING         PAYOUTS       COMPENSATION
                                           AWARDS ($)           OPTIONS             ($)             ($)
                                                                  (#)

Paul H. Metzinger,
 Director,                   1999             -0-                 -0-              $ -0-           $ -0-
 President & CEO(1)          1998             -0-                 -0-              $ -0-           $ -0-


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


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF                  VALUE OF
                                                                   SECURITIES                UNEXERCISED
                                                                   UNDERLYING               IN-THE-MONEY
                                                                   UNEXERCISED              OPTIONS/SAR
                                                                   OPTIONS/SARS             AT FY - END
                                                                 AT FISCAL YEAR(1)            ($) (1)
                                                               ----------------------------------------
                              SHARES
                            ACQUIRED ON           VALUE             EXERCISABLE/           EXERCISABLE/
     NAME                  EXERCISE (#)          REALIZED          UNEXERCISABLE          UNEXERCISABLE
     ----                  ------------          --------          -------------          -------------
Paul H. Metzinger               0                   0               2,350,000/0             47,000/0

Charles E. Bauer                0                   0                 100,000/0              2,000/0

Kristi J. Kampmann              0                   0                 200,000/0              4,000/0

Kevin B. Waide                  0                   0                 150,000/0              3,000/0

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


NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES         % OF OUTSTANDING
Paul H. Metzinger, President
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3580
Denver, CO 80202                                    3,852,541 (1/6)              5.80%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                               3,852,541 (1/6)              5.80%

Charles E. Bauer, Chief Operating
  Officer and Director
313121 Island Drive
Evergreen, CO 80439                                   100,000 (3)                0.15%

Kristi J. Kampmann, Secretary
370 17th Street, Suite 3580
Denver, CO 80202                                      200,000 (4)                0.30%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002                                      100,000 (5)                0.15%

All officers and directors as a group
(4 persons)                                         4,252,541 (6)                6.40%

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

                                       25

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

   10.13(11)    Microlink Technologies Corporation Standard Industrial Lease.

   10.14(11)    Sigma Corporation Lease.

   10.15(11)    CTL Lease

   11*          Statement regarding Computation of Per Share Earnings.

   21(7)        Subsidiaries of the Company.

   27*     Financial Data Schedule.

_______________
*Incorporated by reference to the Company annual report on Form 10-KSB for the year ended September 30, 1999 as filed in December, 1999.
1 Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 1996.
2 Incorporated by reference to the Company's Current Registration Statement on Form S-8, Registration No. 333-604 effective January 24, 1996.
3 Incorporated by reference to the Company Current Report on Form 8-K dated September 3, 1996.
4 Incorporated by reference to Company Current Report on Form 8-K dated the October 14, 1996.
5 Incorporated by reference to the Company Current Report on Form 8-K dated July 18, 1997.
6 Incorporated by reference to the Company Current Report on Form 8-K dated May 28, 1997.
7 Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996.
8 Incorporated by reference to the Company Quarterly Report on Form 10-KSB for the quarter ended December 31, 1997.
9 Incorporated by reference to the Company Current Report on Form 8-K dated February 6, 1998.
10 Incorporated by reference to the Company Current Report on Form 8-K dated February 26, 1998.
11 Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1997.
12 Incorporated by reference to the Company Form 10-QSB for the quarter ended December 31, 1997, filed September 17, 1998.
13 Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended September 30, 1998.

      (b)    Reports on Form 8-K:

             None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERCELL CORPORATION, (a Colorado corporation)

Date: February 12, 2001          By:/s/ Paul H. Metzinger
                                    --------------------------------------------
                                    Paul H. Metzinger, Director, Chief Executive
                                    Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date: February 12, 2001          By:/s/ Paul H. Metzinger
                                    --------------------------------------------
                                    Paul H. Metzinger, Director, Chief Executive
                                    Officer and President & Chief Financial
                                    Officer

Date: February 12, 2001          By:/s/ Kevin B. Waide
                                    --------------------------------------------
                                    Kevin B. Waide, Director

                     INTERCELL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                    September 30, 1999 (as restated) and 1998

                   (With Independent Auditors' Report Thereon)

FINANCIAL STATEMENTS AND SCHEDULE


                              INTERCELL CORPORATION

             Index to Consolidated Financial Statements and Schedule


                                                                          Page
                                                                          ----

Independent Auditors' Report
F-3

Consolidated Balance Sheet - September 30, 1999 (as restated)              F-4

Consolidated Statements of Operations - Years ended
     September 30, 1999 (as restated) and 1998                             F-5

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit) - Years
     ended September 30, 1999 (as restated) and 1998                       F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 1999 (as restated) and 1998                             F-8

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

As discussed in Note 14, the Company restated its 1999 consolidated financial statements to reflect the correction of an error in accounting for an equity investment.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
November 30, 1999, except for Notes 13 and 14, as to which the date is June 15, 2000

                     INTERCELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1999
                             (As restated, Note 14)


                     Assets
                     ------
Current assets:
  Cash                                                         $     10,000
                                                                 ----------
    Total current assets                                             10,000

Investment in land held for sale (Note 5)                           500,000
Restricted cash                                                      21,000
Other assets                                                          7,000
                                                                 ----------

       Total assets                                            $    538,000
                                                                 ==========

            Liabilities and Stockholders' Deficit
            -------------------------------------

Current liabilities:
  Accounts payable                                             $    520,000
  Accounts payable - affiliate                                       74,000
  Accrued liabilities                                               322,000
  Notes payable - related party (Note 6)                             23,000
  Notes payable - other (Note 6)                                     50,000
  Convertible debentures (Note 6)                                   826,000
  Deferred gain on sale of subsidiary stock (Note 8)                423,000
  Liabilities of discontinued operations (Note 7)                 3,347,000
                                                                 ----------
    Total liabilities (all current)                               5,585,000
                                                                 ----------

Commitments and contingencies (Notes 8 and 12)

Stockholders' deficit (Note 10)
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 70 shares issued and outstanding
     (liquidation preference of $868,000)                           745,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $2,984,000)                       2,537,000
  Warrants to acquire common stock                                3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    66,309,089 shares issued and outstanding                     22,231,000
  Additional paid-in capital                                      7,127,000
  Accumulated deficit                                           (40,368,000)
  Receivable from agreement to sell affiliate stock (Note 8)    (   394,000)
                                                                 ----------
      Total stockholders' deficit                               ( 5,047,000)
                                                                 ----------

        Total liabilities and stockholders' deficit            $    538,000
                                                                 ==========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                   Years Ended
                                                                  September 30,
                                                             ----------------------
                                                              1999            1998
                                                              ----            ----
                                                        (As restated,
                                                          Note 14)
General and administrative expense                       $   2,878,000    $   3,946,000
Research and development expense                                11,000              -
                                                            ----------       ----------

Loss from operations                                       ( 2,889,000)     ( 3,946,000)
                                                            ----------       ----------

Interest income                                                  6,000          118,000
Interest expense                                           (   171,000)     (   354,000)
Impairment of investment in land (Note 5)                          -        (   924,000)
Gain on sale of Nanopierce common stock (Note 9)                62,000              -
Other income                                                     2,000           11,000
                                                            ----------       ----------

                                                           (   101,000)     ( 1,149,000)
                                                            ----------       ----------

Loss from continuing operations                            ( 2,990,000)     ( 5,095,000)
                                                            ----------       ----------

Discontinued operations (Note 7):
  Loss from operations to be disposed of                   (    67,000)     ( 4,110,000)
  Loss on sale of subsidiaries                                     -        (   288,000)
                                                            ----------       ----------

Loss from discontinued operations                          (    67,000)     ( 4,398,000)
                                                            ----------       ----------

Net loss                                                   ( 3,057,000)     ( 9,493,000)

Deemed dividend on Series C and D preferred stock
  relating to in-the-money conversion terms (Note 10)      (    57,000)     (    57,000)
Accrued dividends on Series D preferred stock (Note 10)    (   150,000)     (   113,000)
Accretion on Series B and C preferred stock (Note 10)      (   101,000)     (   123,000)
                                                            ----------       ----------

Net loss applicable to common stockholders               $ ( 3,365,000)   $ ( 9,786,000)
                                                            ==========       ==========

Net loss per share, basic and diluted, applicable
   to common stockholders:
  Loss from continuing operations                        $ (      0.07)   $ (      0.16)
  Loss from discontinued operations                        (      0.00)     (      0.13)
                                                            ----------       ----------

  Net loss                                               $ (      0.07)   $ (      0.29)
                                                            ==========       ==========

Weighted average number of common shares outstanding        45,274,227       33,992,163
                                                            ==========       ==========

See accompanying notes to consolidated financial statements.

                                       F-5

                     INTERCELL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended September 30, 1999 and 1998
                             (As restated, Note 14)


                                              Convertible
                                            Preferred Stock          Warrants to             Common Stock
                                            ----------------           Acquire            -----------------
                                          Shares        Amount       Common Stock      Shares           Amount
                                          ------        ------       -------------     ------           ------

Balances,
  September 30, 1997                       1,252     $ 3,658,000     $ 3,050,000      30,371,075     $ 21,285,000

Constructive retirement
  of treasury stock                          -               -               -       ( 1,100,000)     (   385,000)
Warrants issued in
  connection with
  convertible debenture                      -               -            25,000             -                -
Shares issued in lieu
  of interest                                -               -               -         2,000,000          187,000
Shares issued for
  services                                   -               -               -           516,000           40,000
Common stock issued
  by subsidiary                              -               -               -               -                -
Amortization of
  deferred compensation                      -               -               -               -                -
Amortization of
  deemed dividend                            -            57,000             -               -                -
Accrual of preferred
  stock dividend                             -           113,000             -               -                -
Accretion on preferred
  stock                                      -           123,000             -               -                -
Conversion of Series B
  preferred stock
  to common stock                        (     5)     (   40,000)            -           678,761           40,000
Conversion of Series C
  preferred stock
  to common stock                        (    20)     (  162,000)            -         4,204,798          162,000
Beneficial conversion
  feature related to
  Series A-1 and A-2
  debentures                                 -               -               -               -                -
Net loss                                     -               -               -               -                -
                                          ------       ---------       ---------      ----------       ---------

Balances,
  September 30, 1998                       1,227       3,749,000       3,075,000      36,670,634       21,329,000
















                                   (Continued)
                                       F-6






                                                      Receivable
                                                        From
                                                      Agreement
                          Additional                   to sell                                         Total
                           Paid-In       Deferred     Affiliate     Treasury        Accumulated    Stockholders'
                           Capital     Compensation     Stock        Stock            Deficit     Equity (Deficit)
                          ----------   ------------   ----------    --------        -----------   ---------------

Balances,
  September 30, 1997      $2,996,000    $(3,000)      $      -     $(385,000)    $(27,217,000)     $ 3,384,000

Constructive retirement
  of treasury stock              -          -                -       385,000              -                -
Warrants issued in
  connection with
  convertible debenture          -          -                -           -                -             25,000
Shares issued in lieu
  of interest                    -          -                -           -                -            187,000
Shares issued for
  services                       -          -                -           -                -             40,000
Common stock issued
  by subsidiary              877,000        -                -           -                -            877,000
Amortization of
  deferred compensation          -        3,000              -           -                -              3,000
Amortization of
  deemed dividend                -          -                -           -        (    57,000)             -
Accrual of preferred
  stock dividend                 -          -                -           -        (   113,000)             -
Accretion on preferred
  stock                          -          -                -           -        (   123,000)             -
Conversion of Series B
  preferred stock
  to common stock                -          -                -           -                -                -
Conversion of Series C
  preferred stock
  to common stock                -          -                -           -                -                -
Beneficial conversion
  feature related to
  Series A-1 and A-2
  debentures                 225,000        -                -           -                -            225,000
Net loss                         -          -                -           -        ( 9,493,000)      (9,493,000)
                           ---------      -----          -------     -------       ----------        ---------

Balances,
  September 30, 1998       4,098,000        -                -           -        (37,003,000)      (4,752,000)




















                                   (Continued)
                                       F-7

                     INTERCELL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Continued)
                     Years Ended September 30, 1999 and 1998
                             (As restated, Note 14)

                                              Convertible
                                            Preferred Stock          Warrants to             Common Stock
                                            ----------------           Acquire            -----------------
                                          Shares        Amount       Common Stock      Shares           Amount
                                          ------        ------       -------------     ------           ------

Conversion of Series C
  preferred stock
  to common stock                        (    77)     (  775,000)            -        26,569,692          775,000
Shares issued in
  exchange for services                      -               -               -           350,000            9,000
Shares issued for
  settlements                                -               -               -         2,718,763          118,000
Common stock issued
  by subsidiary
  and other                                  -               -               -               -                -
Amortization of
  deemed dividend                            -            57,000               -             -                -
Accrual of preferred
  stock dividend                             -           150,000               -             -                -
Accretion on preferred
  stock                                      -           101,000               -             -                -
Note receivable from
  sale of affiliate
  stock (Note 8)                             -               -               -               -                -
Cash received on
  note receivable                            -               -               -               -                -
Net loss                                     -               -               -               -                -
                                          ------       ---------       ---------      ----------       ---------

Balances,
  September 30, 1999                       1,150     $ 3,282,000     $ 3,075,000      66,309,089      $22,231,000
                                          ======       =========       =========      ==========       ==========



























                                   (Continued)
                                       F-8





                                                      Receivable
                                                        From
                                                      Agreement
                          Additional                   to sell                                         Total
                           Paid-In       Deferred     Affiliate     Treasury        Accumulated    Stockholders'
                           Capital     Compensation     Stock        Stock            Deficit     Equity (Deficit)
                          ----------   ------------   ----------    --------        -----------   ---------------

Conversion of Series C
  preferred stock
  to common stock                -          -                -           -                -                -
Shares issued in
  exchange for services          -          -                -           -                -              9,000
Shares issued for
  settlements                    -          -                -           -                -            118,000
Common stock issued
  by subsidiary
  and other                3,029,000        -                -           -                -          3,029,000
Amortization of
  deemed dividend                -          -                -           -        (    57,000)             -
Accrual of preferred
  stock dividend                 -          -                -           -        (   150,000)             -
Accretion on preferred
  stock                          -           -              -            -        (   101,000)             -
Note receivable from
  sale of affiliate
  stock (Note 8)                 -           -         (423,000)         -                -         (  423,000)
Cash received on
  note receivable                -           -           29,000          -                -             29,000
Net loss                         -           -              -            -        ( 3,057,000)      (3,057,000)
                           ---------       -----        -------      -------       ----------        ---------

Balances,
  September 30, 1999      $7,127,000     $   -        $(394,000)    $    -       $(40,368,000)     $(5,047,000)
                           =========       =====        =======      =======       ==========        =========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                         Years Ended
                                                                        September 30,
                                                                       ----------------
                                                                     1999            1998
                                                                     ----            ----
                                                                 (As restated,
                                                                   Note 14)
Cash flows from operating activities:
 Net loss                                                     $  ( 3,057,000)  $( 9,493,000)
 Less loss from discontinued operations                               67,000      4,398,000
                                                                  ----------     ----------
  Loss from continuing operations                                ( 2,990,000)   ( 5,095,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Amortization of intangible assets                                      -            3,000
  Loss on abandonment/sale of property, plant and equipment              -          900,000
  Loss from asset impairment                                             -          924,000
  Common stock issued for expenses                                   127,000        252,000
  Common stock of subsidiary issued for services                   1,775,000        877,000
  Gain on sale of investment in affiliate                        (    62,000)           -
  Provision for loss on note receivable                               38,000            -
  Loss from assignment of note                                           -          500,000
  Amortization of deferred compensation                                  -            3,000
  Changes in operating assets and liabilities:
   Increase in restricted cash                                   (     5,000)   (    16,000)
   Increase in prepaid expenses and other current assets                 -      (   180,000)
   Increase in accounts payable and
     accrued liabilities                                             257,000        121,000
   Increase (decrease) in notes payable to related parties               -           86,000
                                                                  ----------     ----------
    Net cash used in continuing operations                       (   860,000)   ( 1,625,000)
                                                                  ----------     ----------
    Net cash used in discontinued operations                             -      ( 1,690,000)
                                                                  ----------     ----------

Cash flows from investing activities:
 Other assets                                                         20,000    (    77,000)
 Proceeds from sale of investment in affiliate stock                  62,000            -
 Payments received on notes receivable                                   -            1,000
 Proceeds from disposition of business and sales
   of property and equipment                                             -        2,200,000
 Increase in notes receivable                                    (    10,000)           -
                                                                  ----------     ----------
   Net cash provided by investing activities                          72,000      2,124,000
                                                                  ----------     ----------

Cash flows from financing activities:
 Proceeds from notes payable to related parties                      135,000            -
 Proceeds from notes payable, other                                  133,000      1,500,000
 Repayments of notes payable, other                                      -      (   659,000)
 Payment received on note receivable from agreement
   to sell affiliate stock                                            29,000            -
 Proceeds from issuance of common and preferred
   stock by subsidiary                                               250,000        590,000
                                                                  ----------     ----------
  Net cash provided by financing activities                          547,000      1,431,000
                                                                  ----------     ----------

Net increase (decrease) in cash and cash equivalents             (   241,000)       240,000
Cash, beginning of year                                              251,000         11,000
                                                                  ----------     ----------
Cash, end of year                                             $       10,000   $    251,000
                                                                  ==========     ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                       $          -     $     81,000
                                                                  ==========     ==========

                                   (Continued)

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)

     Supplemental disclosure of noncash investing and financing activities:


                                                                 1999      1998
                                                                 ----      ----
                                                             (As restated,
                                                               Note 14)
Conversion of Series B and C preferred stock to common stock   $775,000    $202,000
Additional paid-in capital from conversion
 feature of debentures                                              -       225,000
Accretion on preferred stock                                    150,000     123,000
Amortization of deemed dividend on preferred stock               57,000      57,000
Accrual of preferred stock dividend                             101,000     113,000
Note receivable from agreement to sell affiliate stock          423,000         -


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


(1)   BASIS OF PRESENTATION, BUSINESS AND PLAN OF RESTRUCTURING

      Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Intercell Corporation, a Colorado corporation (the Company), and its significant subsidiaries: California Tube Laboratory, Inc. through February 6, 1998, Cellular Magnetics, Inc. through April 9, 1998, Sigma 7 Corporation, Particle Interconnect Corp., and Arizcan Properties, Ltd.
      All significant intercompany accounts and transactions have been eliminated in consolidation.

      Additionally, the consolidated financial statements reflect Nanopierce Technologies, Inc.'s (Nanopierce's) results of operations and cash flows as a consolidated company from the date of acquisition (February 26, 1998) through June 30, 1999 and as an investment accounted for under the equity method of accounting for the remainder of the year due to a decrease in the Company's voting ownership interest to below 50% in July 1999
      (Note 14).

      Investment in Nanopierce

      The Company's wholly owned subsidiary Particle Interconnect Corp.
      (PI Corp.), was engaged in the design and development of particle-coated substrates for integrated circuits using patented interconnect technology (the PI Technology) and a proprietary trade secret electro-plating process (the PE Process).

      In February 1998, the Company transferred all of the intellectual property of PI Corp. (which had a historical carrying value of zero) to Nanopierce for common and preferred shares of Nanopierce resulting in a controlling ownership interest of approximately 63% ownership interest of the Nanopierce common stock and a 100% ownership interest of the Nanopierce voting Series A Preferred Stock; resulting in control of 77% of the voting interest of Nanopierce at the date of acquisition. No cash was exchanged in the transaction, and the Company accounted for the common stock and preferred stock received at $0, which was the carrying value of the intellectual property exchanged for the common and preferred stock. At the date of the Company's acquisition of Nanopierce, Nanopierce was a public shell company, with no significant assets or liabilities, including contingent assets or liabilities, or operations. During the three months ended June 30, 1999, the Company converted all of its Series A Preferred stock into 7,250,000 shares of Nanopierce common stock.
      During the year ended September 30, 1999, the Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 73% at September 30, 1998, to approximately 35% at September 30, 1999. The decrease in ownership interest was due to the Company's sale of certain Nanopierce shares owned by the Company and various Nanopierce stock transactions (Notes 8 and 9).

      Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any royalty revenue through September 30, 1999.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The summarized financial position and results of operations of Nanopierce as of September 30, 1999 and for the 12 month periods ended September 30, 1999 and 1998, was as follows:

           Current assets                                $  14,000
           Long-term assets:
            Intellectual property                          851,000
            Other                                            1,000
                                                           -------
                                                           852,000
                                                           -------
           Total assets                                  $ 866,000
                                                           =======

           Current liabilities:
            Notes payable                                $ 331,000
            Accounts payable and
             accrued expenses                              227,000
                                                           -------
           Total current liabilities                       558,000
           Long-term liabilities                               -
                                                           -------
                                                           558,000
           Stockholders' equity                            307,000
                                                           -------
           Total liabilities and stockholders' equity    $ 866,000
                                                           =======

                                                1999                  1998
                                                ----                  ----
           Revenues                               -                     -
           Net loss                       $(2,847,000)          $(1,659,000)
           Net loss attributable to
            common stockholders           $(2,962,000)          $(1,764,000)

      Based upon the closing bid price, the market value of the Company's investment in Nanopierce common shares at September 30, 1999, was approximately $3,688,000.


      Business and Plan of Restructuring

      Prior to 1998, the Company manufactured products in three industry segments: (1) the production of fully functional computer memory modules from defective memory chips, (2) the production and rebuilding of electron power tubes in various forms and models, and (3) the production of electronic components. During 1998, due to continuing operating losses, management implemented a plan to restructure the Company. In addition to the investment in Nanopierce described above, the Company entered into certain divestitures described below:

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      b.    Disposition of Cellular Magnetics, Inc.

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

      c.    Liquidation of Sigma 7 Corporation

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

      To address its current cash flow concerns, the Company has been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise working capital through the sale of additional capital stock or through the issuance of debt (Note 13). In addition, Nanopierce is actively marketing the PI Technology, primarily through the development of strategic relationships with established leaders in the technology industry, the licensing of the PI Technology and/or the sale of products incorporating the PI Technology.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Inventories

      Inventories associated with discontinued operations were generally stated at the lower of cost (first in, first out), or market. During 1998, $110,000 of inventories associated with discontinued operations (Sigma) were written down and scrapped, and the charge was included in the loss from discontinued operations. As of September 30, 1999, there are no remaining inventories.

      Notes Receivable

      Management periodically evaluates receivable balances. Evaluations are based primarily on assessments of the borrowers' financial condition and the underlying value of the collateral to determine if any impairment is evident.

      Property, Plant and Equipment

      Property, plant and equipment associated with discontinued operations were stated at cost. Depreciation expense was provided by use of the accelerated and straight-line methods over the estimated useful lives of the assets, generally 5 to 12 years for furniture, equipment, software, and vehicles, and the shorter of the useful life of the asset or the remaining lease term for leasehold improvements. During 1998, property and equipment associated with discontinued operations (Sigma) with a carrying value of $302,000 was written off and scrapped, and the charge was included in the loss from discontinued operations.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. At September 30, 1999 and 1998 the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 335,617,178 and 197,616,949 respectively.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(5)   INVESTMENT IN LAND HELD FOR SALE

      The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. In September 1998, the Company evaluated the recoverability of its investment in land held for sale and concluded that an impairment charge of $924,000 was necessary to reduce the carrying value of the land to its estimated net realizable value of $500,000. Management believes that the impairment was due to several factors including changes in planned developments adjacent to the land and concerns about zoning. The estimated fair value less cost to sell of $500,000 at September 30, 1999, is based on management's periodic assessments, negotiations with a potential third-party buyer, and other factors.


(6)   NOTES PAYABLE AND CONVERTIBLE DEBENTURES

      Note Payable - Related Party

      At September 30, 1999, the note payable to related party consists of an unsecured promissory note for $23,000 due to an officer of the Company for funds advanced to the Company. This note is non-interest bearing and is due on demand.

      Note Payable - Other

      Note payable - other, represents a note for $50,000 which is due March 3, 2000, and is collateralized by 500,000 shares of Nanopierce stock, issued by Nanopierce.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      The Series A-2 convertible debentures require quarterly interest payments at 9% per annum, beginning June 1, 1998, with an original maturity date of April 1999, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement. At the Company's request, the Series A-2 debentures were accelerated to December 31, 1998. As consideration for the acceleration, the Company provided collateral to the debenture holders for the entire $1,500,000. The Company pledged 1,000,000 shares of Nanopierce common stock held by the Company and assigned a first priority secured lien on the assets of Sigma, a first deed of trust on the land held for sale, and an assignment of the $2,200,000 note from ITC to the Company. In addition, the Company issued 1,000,000 shares of its common stock to the debenture holders in lieu of interest expense during the year ended September 30, 1998, of $100,000. During 1998, $659,000 was paid on the debentures and at September 30, 1999, $826,000, plus accrued interest of $110,000 is due on demand.

      A beneficial conversion feature of $225,000, representing the "in the money portion" of the debentures at the date of issuance, was recognized as a discount on the debentures and an increase to additional paid in capital. The discount was amortized to interest expense in 1998.


(7)   DISCONTINUED OPERATIONS

      In May 1997, the Company committed to a plan to dispose of PI Corp, CMI and IWC. In December 1997, the Company committed to a plan to dispose of CTL, and in June 1998, the Company committed to a plan to dispose of Sigma. The Company sold its wholly-owned subsidiary CTL on February 6, 1998; the Company effectively terminated the operations and activities of PI Corp. in September, 1997 and transferred the PI Technology to Nanopierce in February, 1998; the Company sold CMI and IWC in July 1997 and in June 1998 the Company discontinued all operations of Sigma. The sales and income (losses) from discontinued operations for 1998 are as follows:

                 CTL        CMI        IWC        SIGMA     PI CORP      TOTAL
                 ---        ---        ---        -----     -------      -----

Net sales  $ 1,583,000  $ 814,000        -    $  669,000        -    $3,066,000
Loss from
 Operations (  215,000)  (  6,000) $(838,000) (2,947,000) $(104,000) (4,110,000)
Loss on
 Disposal   (  832,000)   544,000        -           -          -    (  288,000)

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                                   ----------
                                                                  $ 3,347,000
                                                                   ==========

      The liabilities of $3,347,000 remain on the books of Sigma as of September 30, 1999 pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities.

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


(9)   NANOPIERCE TRANSACTIONS

      1998 Nanopierce equity transactions

      In July 1998, Nanopierce executed a securities purchase agreement (which was amended in September 1998) with a third party pursuant to which Nanopierce issued 75,000 shares of Series B Preferred Stock at $10 per share, resulting in net proceeds of $660,000 (net of $90,000 of issuance costs). Through September 30, 1998, 8,000 shares of the Series B Preferred Stock were converted into 151,876 shares of Nanopierce common stock, based upon the market price of the Nanopierce common stock at the date of conversion $.33 to $1.63 per share. The conversion of the Series B Preferred Stock resulted in an increase of $70,000 to the Company's additional paid in capital and an equivalent decrease in minority interest. This transaction also resulted in an approximate .5% decrease in the Company's ownership percentage of Nanopierce.

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During the period from the date of the Nanopierce acquisition through September 30, 1998, Nanopierce issued 845,193 shares of its common stock in exchange for services valued at approximately $807,000. The value of the services was based upon the market price of the Nanopierce common stock at the date the services were performed, which ranged from $.19 to $2.69 per share. Approximately 97,000 shares ($174,000 of the total expense) were attributed to employee compensation. The issuances of Nanopierce shares for services resulted in an approximate 3.4% decrease in the Company's ownership percentage of Nanopierce.

      The total net effect of the 1998 Nanopierce equity transactions was a reduction in the Company's voting interest percentage in Nanopierce from approximately 77.3% at the date of acquisition to approximately 73.4% at September 30, 1998.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Other 1999 transactions

      The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with the sales of previously unissued stock by subsidiaries in 1999 or 1998.

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

      Series D Preferred Stock

      In September 1997, the Company issued 1,000 shares of Series D redeemable convertible preferred stock (Series D Preferred Stock) in exchange for 1,000 shares of BMI Preferred Stock. Each share of Series D Preferred Stock is convertible into the Company's common stock beginning on January 1, 1999, at the option of each holder, or automatically upon the affirmative vote of the holders of a majority of the Series D Preferred Stock (Note 13). Each share of Series D Preferred Stock shall convert into that number of shares of the Company which would be acquired at the then current market price multiplied by the conversion factor as follows:

                     Year               Factor
                     ----               ------
                     1999                1.5
                     2000                1.3
                     2001                1.1
                     2002                1.0
                     2003 and
                      thereafter          .9

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In September 1997, the Company also issued 80 shares of Series D preferred stock as partial settlement ($200,000 of a total $288,000 obligation) on the Company's obligation to the former BMI owners under certain non-compete agreements. The non-compete agreements were entered into by Sigma 7 in December 1996, in connection with Sigma 7's acquisition of BMI, which was prior to the Company's acquisition of Sigma 7. The non-compete agreements were with each of the two former owners of BMI and were received in exchange for two promissory notes of $144,000 each. In June 1997, the Company acquired Sigma 7 and its subsidiary, BMI. At that time, BMI had recorded the non-compete agreements at $0, and the Company also determined that the non-compete agreements had no value.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      A summary of the status of the Option Plan is as follows:

                                                           December 31,
                                     -------------------------------------------------------
                                                1999                          1998
                                                ----                          ----
                                                  Weighted-                     Weighted-
                                                   Average                       Average
                                     Shares     Exercise Price     Shares     Exercise Price
                                     ------     --------------     ------     --------------
      Outstanding at
        beginning of year          6,927,000       $ 0.87          8,952,000      $0.77
      Granted                            -             -             400,000       0.08
      Forfeited                          -             -          (2,425,000)      0.37
                                   ---------        -----          ---------       ----
      Outstanding at
        end of year                6,927,000         0.87          6,927,000       0.87
                                   =========        =====          =========       ====
      Options exercisable
        at end of year             6,927,000         0.87          6,927,000       0.87

      Weighted-average fair value
        of options granted during
        the year at market                             -                           0.10

      Weighted-average fair value
        of options granted during
        the year at less than market                   -                           0.05


     The following table summarizes information about stock options outstanding as of September 30, 1999:


                                           Options Outstanding                         Options Exercisable
                          ---------------------------------------------------     -----------------------------
                                             Weighted-
                                              Average            Weighted-                          Weighted-
         Range of           Number           Remaining            Average           Number           Average
      Exercise Prices     Outstanding     Contractual Life     Exercise Price     Exercisable     Exercise Price
      ---------------     -----------     ----------------     --------------     -----------     -------------
         0.05-0.50         5,670,000         7.66 years            $0.40           5,670,000          $0.40
         0.75-1.50           296,000         6.54                   0.93             296,000           0.93
         2.00-4.00           961,000         6.89                   3.60             961,000           3.60
                           ---------                                               ---------
                           6,927,000         7.30                   0.87           6,927,000           0.87
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
                                                    1999             1998
                                                    ----             ----
                                                (As restated,
                                                  Note 14)

            Net loss, as reported             $( 3,057,000)  $( 9,493,000)
            Net loss, pro forma                ( 3,057,000)   ( 9,514,000)
            Net loss per share, as reported          (0.07)         (0.26)
            Net loss per share, pro forma            (0.07)         (0.26)

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  INCOME TAXES

      The Company did not incur income tax expense for the years ended September 30, 1999 and 1998. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                           Years Ended
                                          September 30,
                                        ---------------
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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company also leased a facility in Vancouver, Canada, from a former executive and director of the Company with monthly rental payments of $3,000. This lease was terminated in February, 1998 upon payment of a lease termination fee of $129,000. Related party lease expense was $178,000 in 1998.

      Guarantee Agreement

      In 1996, the Company guaranteed the former shareholders of M.C. Davis Co., Inc. that 277,778 shares of the Company's common stock issued to them would have a value on October 8, 1998 of not less than $4.00 per share.
      In July 1997, the Company sold M.C. Davis, through CMI. On October 8, 1998, the price per share was $.025, which resulted in a total difference of $1,104,000 at October 8, 1998. The Company negotiated a $721,000 settlement with the former shareholders of M.C. Davis, in lieu of the $1,104,000 amount. As a result, the Company recorded a charge to expense of $721,000, and recorded a liability to these shareholders during the year ended September 30, 1998.

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

      Subsidiary Shareholder Agreement

      Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,700,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement to place 750,000 shares of Nanopierce common stock in escrow in July 1999, to be held for the benefit of the Sigma investors. The agreement stipulates that the 750,000 shares may be sold in order to pay the Sigma investors. The Agreement provides that no sale of shares may be made below $2.00 per share, and the volume of sales cannot exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction. Any shares not required to be sold are to be returned to the Company. The Company is not required to provide any further shares of Nanopierce or any other consideration in the event the sale of these shares is insufficient to repay all the obligations. No shares were sold in 1999, and at September 30, 1999, the $1,700,000 remains on the books of Sigma pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities. In July 1999, the Company pledged an additional 300,000 shares of Nanopierce common stock to collateralize repayment of $675,000 due under an agreement to certain investors and assignees in the second private placement.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      On November 30, 1999, Nanopierce obtained a Court Order of Declaratory Judgment that it has exclusive ownership of all rights relating to the PI Technology. As part of the Court Order, the original inventor of the technology is to receive the royalties and maintenance payments held in an escrow account (approximately $90,000 at September 30, 1999) and all royalty payments from the licenses which were outstanding as of September 3, 1996. The Company also granted to the original inventor of the technology a two-year, royalty bearing, non-exclusive license to use the PI Technology for certain specified applications.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.


(13)  SUBSEQUENT EVENTS

      In December 1999, a third party agreed to purchase from Nanopierce, up to $1,000,000 of previously unissued, restricted common shares of Nanopierce, in $50,000 increments, at the lessor of $1.00 per share or 77.5% of the lowest closing bid price of the common stock during the five days immediately preceding the conversion date. On December 13, 1999, Nanopierce issued 100,000 shares of its common stock for $50,000 under this agreement.

      In 2000, the Company completed certain equity transactions and other transactions involving the exchange of Company owned shares of Nanopierce common stock. These transactions including the Company's issuance of 1,000 shares of Series E convertible preferred stock for $100,000, the issuance of 10 million shares of the Company's common stock and 170,000 shares of the Company's Nanopierce shares in exchange for $826,000 of convertible debentures (Note 6), and the sale of 1.5 million Nanopierce shares for $900,000.

      In February 2000, the Series D Preferred Shares were purchased from the original holders by third party investors. The new holders have indicated to the Company that these shares will be converted into common shares upon the completion of a recapitalization of the Company.


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