Form 10QSB/A
period 1999-12-31
INTERCELL CORP
filed 2001-02-13
CIK 745655

FORM 10-QSB/A

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


Transitional Small Business Disclosure Format          Yes       No   X
                                                            ---      ---

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Condensed Consolidated Balance Sheet
       December 31, 1999 (As restated)                                      1

    Condensed Consolidated Statements of Operations
       Three Months Ended December 31, 1999 (As restated) and 1998          2

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Three Months Ended December 31, 1999 (As restated)                   3

    Condensed Consolidated Statements of Cash Flows
       Three Months Ended December 31, 1999 (As restated) and 1998          5

    Notes to Condensed Consolidated Financial Statements
       Three Months Ended December 31, 1999 and 1998                        6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               12


PART II - OTHER INFORMATION                                                14


ITEM 2.  CHANGES IN SECURITIES                                             14

ITEM 6.  EXHIBITS                                                          14


    SIGNATURES

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 1999
                              (AS RESTATED, NOTE 8)


Assets
------
Current assets:
  Cash and cash equivalents                                    $      1,000
                                                                 ----------

    Total current assets                                              1,000

Investment in land held for sale                                    500,000
Restricted cash                                                      21,000
                                                                 ----------

       Total assets                                            $    522,000
                                                                 ==========

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                     $    523,000
  Accounts payable - affiliate                                      123,000
  Notes payable to related parties                                   23,000
  Notes payable - other                                              50,000
  Convertible debentures                                            826,000
  Deferred gain on agreement to sell affiliate stock                423,000
  Liabilities of discontinued operations                          3,347,000
                                                                 ----------
    Total current liabilities                                     5,675,000
                                                                 ----------

Commitment and Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 41 shares issued and outstanding
     (liquidation preference of $510,000)                           421,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,024,000)                       2,646,000
  Warrants to acquire common stock                                3,075,000
  Common stock; no par value; 100,000,000 shares authorized
    83,962,605 shares issued and outstanding                     22,505,000
  Additional paid-in capital                                      7,127,000
  Accumulated deficit                                           (40,533,000)
  Receivable from agreement to sell affiliate stock             (   394,000)
                                                                 ----------
      Total stockholders' deficit                               ( 5,153,000)
                                                                 ----------

        Total liabilities and stockholders' deficit            $    522,000
                                                                 ==========


See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                           Three Months Ended
                                                              December 31,
                                                         ---------------------
                                                           1999         1998
                                                           ----         ----
                                                      (As restated,
                                                         Note 8)
General and administrative expense                     $   85,000        417,000
                                                         --------       --------

Loss from operations                                    (  85,000)     ( 417,000)
                                                         --------       --------

Interest income                                             1,000            -
Interest expense                                        (  22,000)     (  20,000)
                                                         --------       --------
                                                        (  21,000)     (  20,000)
                                                         --------       --------

Loss from continuing operations                         ( 106,000)     ( 437,000)
                                                         --------       --------

Discontinued operations:
  Loss from operations to be disposed of                      -        (  67,000)
                                                         --------       --------

Loss from discontinued operations                             -        (  67,000)
                                                         --------       --------

Net loss                                                ( 106,000)     ( 504,000)

Deemed dividend on Series C preferred stock relating
  to relating to in-the-money conversion terms          (   7,000)     (  14,000)
Accrued dividends on Series D preferred stock           (  38,000)     (  37,000)
Accretion on Series C preferred stock                   (  14,000)     (  29,000)
                                                         --------       --------

Net loss applicable to common
  stockholders                                         $( 165,000)     ( 584,000)
                                                         ========       ========

Net loss per share, basic and diluted, applicable
   to common stockholders:
  Loss from continuing operations                      $(    0.00)     (    0.02)
  Loss from discontinued
   operations                                                 -              -
                                                         --------       --------

  Net loss                                             $(    0.00)     (    0.02)
                                                         ========       ========

Weighted average number of common shares outstanding   80,949,160      37,514,481
                                                       ==========      ==========


See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999
                              (AS RESTATED, NOTE 8)


                                   Convertible
                                 Preferred Stock         Warrants to          Common Stock
                               -------------------         Acquire            ------------
                              Shares         Amount      Common Stock      Shares      Amount
                              ------         ------      ------------      ------      ------
Balances
  October 1, 1999               1,150     $  3,282,000     3,075,000     66,309,089     $22,231,000

Conversion of Series
  C Preferred Stock           (    29)     (   274,000)          -       17,653,516         274,000
Accretion on
  preferred stock                 -             14,000           -              -               -
Amortization of
  deemed dividend                 -              7,000           -              -               -
Accrual of
  preferred stock dividend        -             38,000           -              -               -
Net loss                          -                -             -              -               -
                               ------       ----------     ---------     ----------      ----------
Balance as of
  December 31, 1999             1,121     $  3,067,000     3,075,000     83,962,605     $22,505,000
                               ======       ==========     =========     ==========      ==========

                                       (Continued)


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999
                              (AS RESTATED, NOTE 8)
                                   (Continued)


                                             Receivable
                                                from
                                             agreement
                              Additional      to sell                          Total
                               Paid-In       affiliate        Accumulated  Stockholders'
                               Capital        Stock             Deficit       Deficit
                               -------        -----             -------       -------

Balances
  October 1, 1999             7,127,000      (394,000)       (40,368,000)   (5,047,000)

Conversion of Series
  C Preferred Stock                 -             -                  -             -
Accretion on
  preferred stock                   -             -          (    14,000)          -
Amortization of
  deemed dividend                   -             -          (     7,000)          -
Accrual of
  preferred stock
  dividend                          -             -          (    38,000)          -
Net loss                            -             -          (   106,000)   (  106,000)
                              ---------       -------         ----------     ---------

Balance as of
  December 31, 1999           7,127,000      (394,000)       (40,533,000)   (5,153,000)
                              =========       =======         ==========     =========


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                     ---------------
                                                                  1999             1998
                                                                  ----             ----
                                                              (As restated,
                                                                 Note 8)
Cash flows from operating activities:
 Net loss                                                   $(   106,000)     (   504,000)
 Less loss from discontinued operations                              -             67,000
                                                              ----------       ----------
   Loss from continuing operations                           (   106,000)     (   437,000)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
  Other                                                              -              3,000
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable
     and accrued liabilities                                      90,000          185,000
                                                              ----------       ----------
    Net cash used in continuing operations                   (    16,000)     (   249,000)
                                                              ----------       ----------

Cash flows from investing activities:
 Other assets                                                      7,000           21,000
 Payments received on notes receivable                               -              1,000
                                                              ----------       ----------
    Net cash provided by (used in) investing activities            7,000           22,000
                                                              ----------       ----------

Net decrease in cash and cash equivalents                    (     9,000)     (   227,000)
Cash and cash equivalents beginning of period                     10,000          251,000
                                                              ----------       ----------
Cash and cash equivalents end of period                     $      1,000           24,000
                                                              ==========       ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                     $        -              2,000
                                                              ==========       ==========

Supplemental disclosure of noncash investing and financing activities:

                                                                  1999             1998
                                                                  ----             ----
Conversion of note payable due related party
  to common stock                                           $     95,000              -
Accretion on preferred stock                                      14,000           29,000
Amortization of deemed dividend on preferred stock                 7,000           14,000
Accrual of preferred stock dividend                               38,000           37,000


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

Additionally as described below, and in Note 8, the consolidated financial statements, as restated, reflect Nanopierce Technologies, Inc.'s (Nanopierce's) results of operations and cash flows as a consolidated company from the date of acquisition (February 26, 1998) through June 30, 1999, and as an investment accounted for under the equity method of accounting beginning in July 1999, due to a decrease in the Company's voting ownership interest to below 50% in July 1999. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, and those discussed in Note 8, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1999. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 1999 Annual Report on Form 10-KSB/A, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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


Investment in Nanopierce

At December 31, 1999, the Company owns approximately 33% of the outstanding common stock of Nanopierce. The summarized financial position and results of operations of Nanopierce as of and for the period ended December 31, 1999, was as follows:

     Current assets                              $ 116,000
     Long-term assets:
       Intellectual property         816,000
       Other                          56,000       872,000
                                   ---------       -------
     Total assets                                $ 988,000
                                                   =======

     Current liabilities:
       Notes payable             $   444,000
       Accounts payable and
        accrued expenses             285,000       729,000
                                   ---------
     Stockholders' equity                          259,000
                                                   -------
     Total liabilities and stockholders' equity  $ 988,000
                                                   =======

                            Three months ended
                               December 31,
                            ------------------
                            2000          1999
                            ----          ----
     Revenues          $      -      $      -
     Net loss          $( 822,000)   $( 300,000)
     Net loss
      attributable
      to common
      stockholders     $( 822,000)   $( 300,000)

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


4.  RISK CONSIDERATIONS
-----------------------


BUSINESS RISK

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
                                                         ----------
                                                        $ 3,347,000
                                                         ==========

The liabilities of $3,347,000 remain on the books of Sigma as of December 31, 1999, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these liabilities. Management's estimates of these liabilities have not changed during the period ended December 31, 1999.

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


6.  STOCKHOLDERS EQUITY
-----------------------

See Note 2 regarding authorized shares of the Company.

During the three months ended December 31, 1999, the Company issued 17,653,516 shares of common stock in connection with Series C Preferred Stock conversions.

In January, 2000, the Company issued 5,928,583 shares of common stock in connection with Series C Preferred Stock conversion and issued 10,000,000 shares of common stock as a payment on the convertible debentures.


7.  LICENSE AGREEMENTS AND LITIGATION
-------------------------------------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, including the Nanopierce judgment, will not have a material adverse effect on the financial statements of the Company.


8.  ACCOUNTING FOR INVESTMENT IN NANOPIERCE AND RESTATEMENT OF 1999 CONSOLIDATED
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS
--------------------

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

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss beginning with the fourth quarter ended September 30, 1999, which was $236,000, and accordingly, the Company restated its 1999 consolidated financial statements to reflect this accounting change, as presented in the Company's Form 10-KSB/A.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


In the previously issued December 31, 1999 consolidated financial statements, included in the Company's December 31, 1999 Form 10-QSB, the Company had previously reported Nanopierce as a consolidated subsidiary through December 31, 1999. At September 30, 1999 and through December 31, 1999 the Company's investment in Nanopierce continued to be $0, and the Company continued to suspend recognition of its proportionate share of Nanopierce's net losses during the quarter ended December 31, 1999. Accordingly, the Company's consolidated financial statements as of and for the quarter ended December 31, 1999 have been restated to reflect the accounting change as follows:

                                     As previously
                                        Reported              As restated
                                        --------              -----------

     Total assets                    $   692,000             $   522,000
     Total liabilities                 6,280,000               5,675,000
     Stockholders' deficit            (5,588,000)             (5,153,000)

     Net loss                         (  904,000)             (  106,000)
     Net loss applicable to
      Common stockholders             (  963,000)             (  165,000)
     Net loss per share applicable
      to common stockholders:         (     0.01)             (     0.00)

     ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

The statements contained in this Form 10-QSB/A, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

The independent auditors' report on the Company's financial statements for the year ended September 30, 1999 included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1999.

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

The Company, through its 33 percent owned subsidiary, Nanopierce Technologies, Inc, is currently engaged in the design, development and licensing of products using its patented particle interconnect technology.


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

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss beginning with the fourth quarter ended September 30, 1999, which was $236,000, and accordingly, the Company restated its 1999 consolidated financial statements to reflect this accounting change, as presented in the Company's Form 10-KSB/A.

In the previously issued December 31, 1999 consolidated financial statements, included in the Company's December 31, 1999 Form 10-QSB, the Company had previously reported Nanopierce as a consolidated subsidiary through December 31, 1999. At September 30, 1999 and through December 31, 1999 the Company's investment in Nanopierce continued to be $0, and the Company continued to suspend recognition of its proportionate share of Nanopierce's net losses during the quarter ended December 31, 1999. Accordingly, the Company's consolidated financial statements as of and for the quarter ended December 31, 1999 have been restated to reflect the accounting change as follows:

                                     As previously
                                        Reported              As restated
                                        --------              -----------

     Total assets                    $   692,000             $   522,000
     Total liabilities                 6,280,000               5,675,000
     Stockholders' deficit            (5,588,000)             (5,153,000)

     Net loss                         (  904,000)             (  106,000)
     Net loss applicable to
      Common stockholders             (  963,000)             (  165,000)
     Net loss per share applicable
      to common stockholders:         (     0.01)             (     0.00)

The Company had no revenue from continuing operations for the three months ended December 31, 1999 and 1998.

The Company experienced a net loss of $106,000 for the three months ended December 31, 1999 compared to a net loss of $504,000 for the three months ended December 31, 1998. General and administrative expenses decreased to $85,000 for the three months ended December 31, 1999 from $417,000 for the three months ended December 31, 1998. This decrease is primarily due to expenses incurred by Nanopierce in the 1999 period (as described elsewhere, the Company consolidated the operations of Nanopierce through June 30, 1999). Interest expense increased by $2,000 in the 1999 period as compared to the 1998 period as a result of normal fluctuations.


LIQUIDITY AND FINANCIAL CONDITION

The Company has a working capital deficit of $5,674,000 at December 31, 1999 compared to a working capital deficit of $5,575,000 at September 30, 1999.

The Company's liabilities increased to $5,675,000 at December 31, 1999 compared to $5,585,000 at September 30, 1999. The increase was due in part to an increase in accounts payable due to affiliate for advances and an increase in accrued liabilities.

The Company's current operations are not generating positive cash flow. Since the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, or attempt to raise additional capital through the sale of additional capital stock (See Note 2), sale of Nanopierce stock, or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurances that it will be able to raise funds through issuance of debt or equity in the Company.


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


ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from October 1, 1999 to December 31, 1999.


DATE OF SALE     TITLE OF SECURITIES     SHARES       CONSIDERATION             PURCHASER
------------     -------------------     ------       -------------             ---------
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

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:  August 29, 2000              By: /s/  Paul H. Metzinger
                                    --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer