Form 10QSB/A
period 2000-03-31
INTERCELL CORP
filed 2001-02-13
CIK 745655

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


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Independent Accountants' Report                                        1

    Condensed Consolidated Balance Sheet
       March 31, 2000                                                      2

    Condensed Consolidated Statements of Operations
       Three Months and Six Months Ended
       March 31, 2000 and 1999                                             3

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Six Months Ended March 31, 2000                                     4

    Condensed Consolidated Statements of Cash Flows
       Six Months Ended March 31, 2000 and 1999                            6

    Notes to Condensed Consolidated Financial Statements
       Six Months Ended March 31, 2000 and 1999                            7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             13


PART II - OTHER INFORMATION                                               16


ITEM 2.  CHANGES IN SECURITIES                                            16

ITEM 6.  EXHIBITS                                                         17


    SIGNATURES                                                            18

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


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 16, 2000

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)


Assets
------
Current assets:
  Cash and cash equivalents                                    $    445,000
  Prepaid expenses                                                   10,000
                                                               ------------
    Total current assets                                            455,000

Investment in land held for sale                                    500,000
Restricted cash                                                      21,000
                                                                 ----------

       Total assets                                            $    976,000
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


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                           Three Months Ended                 Six Months Ended
                                                March 31,                         March 31,
                                          ---------------------             ---------------------
                                          2000             1999             2000             1999
                                          ----             ----             ----             ----
                                                      (As restated,                     (As restated,
                                                        Note 10)                          Note 10)
General and administrative
  expense                           $    105,000          311,000          189,000          728,000
                                      ----------       ----------       ----------       ----------
Loss from operations                 (   105,000)     (   311,000)     (   189,000)     (   728,000)
                                      ----------       ----------       ----------       ----------
Gain on sale and exchange
  of affiliate stock                     876,000              -            876,000              -
Interest income                            1,000              -              1,000              -
Interest expense                     (     2,000)     (    21,000)     (    25,000)     (    41,000)
                                      ----------       ----------       ----------       ----------
                                         875,000      (    21,000)         852,000      (    41,000)
                                      ----------       ----------       ----------       ----------
Income (loss) from
  continuing operations                  770,000      (   332,000)         663,000      (   769,000)
                                      ----------       ----------       ----------       ----------
Discontinued operations:
  Loss from operations to
   be disposed of                            -                -                -        (    67,000)
                                      ----------       ----------       ----------       ----------
Loss from discontinued operations            -                -                -        (    67,000)
                                      ----------       ----------       ----------       ----------
Net income (loss)                        770,000      (   332,000)         663,000      (   836,000)
Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms      (    15,000)     (    15,000)     (    29,000)     (    29,000)
Accrued dividends on Series D
  preferred stock                    (    37,000)     (    38,000)     (    75,000)     (    75,000)
Accretion on Series C
  preferred stock                    (     6,000)     (    29,000)     (    13,000)     (    58,000)
                                      ----------       ----------       ----------       ----------
Net income (loss) applicable to
  common stockholders               $    712,000      (   414,000)         546,000      (   998,000)
                                      ==========       ==========       ==========       ==========
Net income (loss) per share,
  applicable to common stockholders:
   Basic:
    Income (loss)
     from continuing operations     $       0.01      (      0.01)            0.01      (      0.03)
    Loss from discontinued
     operations                      (      0.00)     (      0.00)     (      0.00)     (      0.00)
                                      ----------       ----------       ----------       ----------
    Net income (loss)               $       0.01      (      0.01)            0.01      (      0.03)
                                      ==========       ==========       ==========       ==========
   Diluted:
    Income (loss)
     from continuing operations     $       0.01      (      0.01)            0.00      (      0.03)
    Loss from discontinued
     operations                      (      0.00)     (      0.00)     (      0.00)     (      0.00)
                                      ----------       ----------       ----------       ----------
    Net income (loss)               $       0.01      (      0.01)            0.00      (      0.03)
                                      ==========       ==========       ==========       ==========
Weighted average number of common
  shares outstanding:
    Basic                             98,425,368       39,500,246       89,639,515       38,514,887
                                      ==========       ==========       ==========       ==========
    Diluted                          149,886,863       39,500,246      141,101,010       38,514,887
                                     ===========       ==========      ===========       ==========

See accompanying notes to consolidated financial statements.

                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                Convertible
                              Preferred Stock          Warrants to            Common Stock
                              ---------------            Acquire              ------------
                           Shares          Amount      Common Stock     Shares            Amount
                           ------          ----------  ------------     ------            ------
Balances
  September 30, 1999,       1,150       $ 3,282,000      3,075,000      66,309,089     $22,231,000
  as previously stated

Adjustment to account
  for change from
  consolidation to
  equity method of
  accounting for
  Nanopierce                  -                 -              -               -               -
                            -----         ---------      ---------      ----------      ----------
September 30, 1999,
  as restated               1,150       $ 3,282,000      3,075,000      66,309,089     $22,231,000
Conversion of Series
  C Preferred Stock        (   44)       (  428,000)           -        23,582,099         428,000
Accretion on
  preferred stock             -              13,000            -               -               -
Amortization of
  deemed dividend             -              29,000            -               -               -
Accrual of
  preferred stock
  dividend                    -              75,000            -               -               -
Issuance of Series E
  preferred stock           1,000               -              -               -               -
Receivable from
  agreement to sell
  affiliate stock             -                 -              -               -               -
Settlement of
  convertible
  debentures                  -                 -       (   15,000)     10,000,000         802,000
Net income                    -                 -              -               -               -
                            -----         ---------      ---------      ----------      ----------

Balance as of
  March 31, 2000            2,106       $ 2,971,000      3,060,000      99,891,188     $23,461,000
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


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                      MARCH 31,
                                                                    --------------
                                                                 2000            1999
                                                                 ----            ----
                                                                            (As restated,
                                                                              Note 10)
Cash flows from operating activities:
 Net loss                                                  $    663,000     (   836,000)
 Less loss from discontinued operations                             -            67,000
                                                             ----------      ----------
   Loss from continuing operations                              663,000     (   769,000)
 Adjustments to reconcile net loss to net cash used in
   in operating activities:
  Common stock and warrants issued for expenses                     -           118,000
  Gain on sale and exchange of affiliate stock              (   876,000)            -
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                             (     3,000)            -
   Increase (decrease) in accounts payable
     and accrued liabilities                                (   193,000)        138,000
   Increase in payables to related parties                      143,000             -
   Other                                                            -             3,000
                                                             ----------      ----------
    Net cash used in continuing operations                  (   266,000)    (   510,000)
                                                             ----------      ----------
Cash flows from investing activities:
 Proceeds from sale of stock                                    600,000          11,000
 Other assets                                                       -               -
                                                             ----------      ----------
    Net cash provided by investing activities                   600,000          11,000
                                                             ----------      ----------
Cash flows from financing activities:
 Proceeds from sale of stock by subsidiary                          -           200,000
 Proceeds from notes payable                                        -           146,000
 Repayments of notes payable                                        -       (    72,000)
 Proceeds from sale of convertible preferred stock              100,000             -
                                                             ----------      ----------
    Net cash provided by financing activities                   100,000         274,000
                                                             ----------      ----------
Net increase in cash and cash equivalents                       434,000     (   225,000)
Cash and cash equivalents, beginning of period                   11,000         251,000
                                                             ----------      ----------
Cash and cash equivalents, end of period                   $    445,000          26,000
                                                             ==========      ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                    $        -             4,000
                                                             ==========      ==========

Supplemental disclosure of noncash investing and financing activities:

                                                                 2000            1999
                                                                 ----            ----
Acquisition of convertible debt, warrant, accrued
 interest and related payables in exchange for common
 stock and affiliate stock:
   Common stock                                            $    802,000             -
   Affiliate stock                                              276,000             -
Conversion of Series B preferred stock to common stock              -            39,000
Accretion on preferred stock                                     13,000          58,000
Amortization of deemed dividend on preferred stock               29,000          29,000
Accrual of preferred stock dividend                              75,000          75,000

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

In addition, in the previously issued December 31, 1999 condensed consolidated financial statements, included in the Company's December 31, 1999 Form 10-QSB, the Company had reported Nanopierce as a consolidated subsidiary through December 31, 1999. At September 30, 1999 through December 31, 1999, the Company's investment in Nanopierce continued to be $0, and the Company continued to suspend recognition of its proportionate share of Nanopierce's net losses during the quarter ended December 31, 1999. Accordingly, the Company's consolidated financial statements as of and for the quarter ended December 31, 1999 have been restated, and have been presented in a December 31, 1999 Form 10-QSB/A, to reflect the accounting change as follows:

                                       Quarter ended December 31, 1999
                                       -------------------------------

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


At March 31, 2000, the Company owns approximately 27% of the outstanding common stock of Nanopierce. The summarized financial position and results of operations of Nanopierce as of and for the periods ended March 31, 2000, was as follows:

     Current assets                              $ 3,184,000
     Long-term assets:
       Intellectual property         791,000
       Other                          68,000         859,000
                                   ---------       ---------
     Total assets                                $ 4,043,000
                                                   =========

     Current liabilities:
       Notes payable             $   113,000
       Accounts payable and
        accrued expenses             199,000         312,000
                                   ---------
     Long-term liabilities                         3,939,000
     Stockholders' equity                         (  208,000)
                                                   ---------
     Total liabilities and stockholders' equity  $ 4,043,000
                                                   =========

                         Three months ended           Six months ended
                             March 31,               March 31,
                         -------------           -------------
                         2000          1999         2000          1999
                         ----          ----         ----          ----
     Revenues       $       -    $       -     $       -      $      -
     Net loss       $(1,765,000) $(  281,000)  $(2,607,000)   $( 578,000)
     Net loss
      attributable
      to common
      stockholders  $(1,765,000) $(  351,000)  $(2,607,000)   $( 694,000)

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


4.  BUSINESS RISK
-----------------

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

During the three months ended March 31, 2000, the Company exchanged 170,000 restricted shares of Nanopierce as partial payment on the Company's convertible debentures of $826,000 (Note 7). A gain of $276,000 was recognized on the disposition of these shares.


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

At March 31, 2000, the Company owns approximately 27% of the outstanding common stock of Nanopierce Technologies, Inc. During the quarter ended September 30, 1999, the Company's ownership interest in Nanopierce was reduced to below 50%. In the previously issued September 30, 1999, consolidated financial statements, included in the Company's September 30, 1999 Form 10-KSB, the Company reported Nanopierce as a consolidated subsidiary through September 30, 1999, based on several factors which were believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President, Director, and CEO of the Company.

Subsequent to the original issuance of the Company's September 30, 1999, consolidated financial statements, and based upon a further evaluation of the factors utilized in determining a controlling financial interest, management determined that beginning in July 1999, the Company's investment in Nanopierce should be accounted for under the equity method of accounting.

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss beginning with the fourth quarter ended September 30, 1999, which was $236,000. As a result, the Company has restated its 1999 consolidated financial statements to reflect this accounting change, as presented in the Company's Form 10-KSB/A.

In addition, in the previously issued December 31, 1999 condensed consolidated financial statements, included in the Company's December 31, 1999 Form 10-QSB, the Company had reported Nanopierce as a consolidated subsidiary through December 31, 1999. At September 30, 1999 through December 31, 1999, the Company's investment in Nanopierce continued to be $0, and the Company continued to suspend recognition of its proportionate share of Nanopierce's net losses during the quarter ended December 31, 1999. Accordingly, the Company's consolidated financial statements as of and for the quarter ended December 31, 1999 have been restated, and have been presented in a December 31, 1999 Form 10-QSB/A, to reflect the accounting change as follows:

                                  Quarter ended December 31, 1999
                                  -------------------------------

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

The Company, through its 27% - owned affiliate, Nanopierce Technologies, Inc., is currently engaged in the design, development and licensing of products using its patented particle interconnect technology.

The Company, through its 27 percent owned affiliate, Nanopierce Technologies, Inc., is currently engaged in the design, development and licensing of products using its patented particle interconnect technology.


RESULTS OF OPERATIONS


The Company had no revenue from continuing operations for the six months ended March 31, 2000 and 1999.

The Company had net income of $663,000 for the six months ended March 31, 2000 compared to a net loss of $836,000 for the six months ended March 31, 1999. General and administrative expenses decreased to $189,000 for the six months ended March 31, 2000 from $728,000 for the six months ended March 31, 1999.
This decrease is primarily due to expenses incurred by Nanopierce in the 1999 period (as described elsewhere, the Company consolidated the operations of Nanopierce through June 30, 1999). During the three months and six months ended March 31, 2000 the Company realized gains on the sales of its Nanopierce stock of $876,000. There were no gains in the prior year periods. Interest expense decreased in the 2000 period as compared to the 1999 period as a result of the Company purchasing its outstanding convertible debt. For the three months and six months ended March 31, 2000 no loss has been recorded for the Company's equity in losses of Nanopierce because the Company's investment in Nanopierce is carried at zero and therefore the equity method has been suspended.

LIQUIDITY AND FINANCIAL CONDITION

The Company has a working capital deficit of $4,318,000 at March 31, 2000 compared to a working capital deficit of $5,575,000 at September 30, 1999.

The Company's liabilities decreased to $4,773,000 at March 31, 2000 compared to $5,585,000 at September 30, 1999. The decrease was due in part to a decrease of $826,000 in convertible debentures which were repurchased by the Company.

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