Form 10QSB
period 2000-12-31
INTERCELL CORP
filed 2001-02-14
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended December 31, 2000

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

As of January 31, 2001 there were 99,898,188 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format          Yes        No   X
                                                            ----     -----

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----


    Independent Accountants' Report                                        1

    Condensed Consolidated Balance Sheet
       December 31, 2000                                                   2

    Condensed Consolidated Statements of Operations
       Three Months Ended December 31, 2000 and 1999 (As restated)         3

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Three Months Ended December 31, 2000                                5

    Condensed Consolidated Statements of Cash Flows
       Three Months Ended December 31, 2000 and 1999 (As restated)         6

    Notes to Condensed Consolidated Financial Statements
       Three Months Ended December 31, 2000 and 1999                       7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             13


PART II - OTHER INFORMATION                                               16


ITEM 2.  CHANGES IN SECURITIES                                            16

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K                                 16


    SIGNATURES                                                            17

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Intercell Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell Corporation and subsidiaries as of December 31, 2000, and the related condensed consolidated statements of operations, changes in stockholders' deficit and cash flows for the three-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
February 12, 2001

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 2000

Assets
------
Current assets:
  Cash and cash equivalents                                    $     69,000
                                                                 ----------
    Total current assets                                             69,000
Investment in land held for sale                                    247,000
Restricted cash                                                      22,000
                                                                 ----------
       Total assets                                            $    338,000
                                                                 ==========

Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
  Accounts payable                                             $    123,000
  Accrued liabilities                                               264,000
  Notes payable - related parties                                    23,000
  Notes payable - other                                              50,000
  Deferred gain under agreement to sell affiliate stock             723,000
  Liabilities of discontinued operations                          1,086,000
                                                                 ----------
    Total liabilities (all current)                               2,269,000
                                                                 ----------

Commitment and Contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 26 shares issued and outstanding
     (liquidation preference of $344,000)                           288,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,186,000)                       2,853,000
    Series E; 1,000 shares issued and outstanding
     (liquidation preference of $105,000)                             4,000
  Warrants to acquire common stock                                3,045,000
  Common stock; no par value; 100,000,000 shares authorized
    99,898,188 shares issued and outstanding                     22,762,000
  Additional paid-in capital                                      7,242,000
  Accumulated deficit                                           (37,431,000)
  Receivable under agreement to sell affiliate stock            (   694,000)
                                                                 ----------
      Total stockholders' deficit                               ( 1,931,000)
                                                                 ----------
        Total liabilities and stockholders' deficit            $    338,000
                                                                 ==========

See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                         2000          1999
                                                         ----          ----
                                                                  (As restated,
                                                                     Note 1)

General and administrative expense                    $  42,000        85,000
Impairment of investment in land (Note 2)                53,000           -
                                                        -------       -------

Loss from operations                                   ( 95,000)     ( 85,000)
                                                        -------       -------

Gain on sale and exchange of affiliate
  stock (Notes 6 and 7)                                  74,000           -
Interest income                                           1,000         1,000
Interest expense                                       (  3,000)     ( 22,000)
                                                        -------       -------
                                                         72,000      ( 21,000)
                                                        -------       -------

Loss from continuing operations                        ( 23,000)     (106,000)
                                                        -------       -------

Discontinued operations:
  Gain on disposal of subsidiaries (Notes 6 and 7)       56,000           -
                                                        -------       -------

Gain from discontinued operations                        56,000           -
                                                        -------       -------

Net income (loss)                                        33,000      (106,000)

Deemed dividend on Series C and D preferred stock
  relating to in-the-money conversion terms            ( 14,000)     (  7,000)
Accrued dividends on Series D and E preferred stock    ( 39,000)     ( 38,000)
Accretion on Series C and E preferred stock            (  5,000)     ( 14,000)
                                                        -------       -------

Net loss applicable to common stockholders            $( 25,000)     (165,000)
                                                        =======       =======

                                  (Continued)


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                         2000          1999
                                                         ----          ----
                                                                  (As restated,
                                                                     Note 1)

Net loss per share, applicable
  to common stockholders:
   Basic:
    Loss from continuing operations                   $(   0.00)     (   0.00)
    Gain from discontinued operations                      0.00          0.00
                                                        -------       -------

  Net loss                                            $(   0.00)     (   0.00)
                                                        =======       =======

   Diluted:
    Loss from continuing operations                   $(   0.00)     (   0.00)
    Gain from discontinued operations                      0.00          0.00
                                                        -------       -------

  Net loss                                            $(   0.00)     (   0.00)
                                                        =======       =======

Weighted average number of common
  shares outstanding
   Basic                                             99,898,188    80,949,160
                                                     ==========    ==========
   Diluted                                           99,898,188    80,949,160
                                                     ==========    ==========


See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2000


                         Convertible
                       Preferred Stock        Warrants to           Common Stock
                       ---------------          acquire             ------------
                      Shares      Amount      common stock      Shares        Amount
                      ------      ------      ------------      ------        ------
Balances,
  October 1, 2000     2,106     $3,087,000     3,045,000      99,898,188    $22,762,000

Amortization of
  deemed dividend       -           14,000           -               -              -
Accrual of
  preferred stock
  dividend              -           39,000           -               -              -
Accretion on
  preferred stock       -            5,000           -               -              -
Net income
                      -----      ---------     ---------      ----------     ----------
Balances,
  December 31, 2000   2,106     $3,145,000     3,045,000      99,898,188    $22,762,000
                      =====      =========     =========      ==========     ==========


                                          Receivable
                                            under
                                          agreement
                           Additional      to sell                          Total
                             paid-in      affiliate     Accumulated     stockholders'
                             capital        Stock         deficit          deficit
                             -------        -----         -------          -------
Balances,
  October 1, 2000           7,242,000     (694,000)     (37,406,000)     (1,964,000)

Amortization of
  deemed dividend                 -            -        (    14,000)            -
Accrual of
  preferred stock
  dividend                        -            -        (    39,000)            -
Accretion on
  preferred stock                 -            -        (     5,000)            -
Net income                                                   33,000          33,000
                            ---------      -------       ----------       ---------
Balances,
  December 31, 2000         7,242,000     (694,000)     (37,431,000)     (1,931,000)
                            =========      =======       ==========       =========


See accompanying notes to condensed consolidated financial statements.

                                        5

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                             2000            1999
                                                             ----            ----
                                                                         (As restated,
                                                                            Note 1)
Cash flows from operating activities:
 Net income (loss)                                      $    33,000     (   106,000)
 Less gain from discontinued operations                  (   56,000)            -
                                                          ---------      ----------
   Loss from continuing operations                       (   23,000)    (   106,000)
 Adjustments to reconcile loss from continuing
   operations to net cash used in operating
   activities of continuing operations:
  Loss from asset impairment                                 53,000             -
  Gain on sale and exchange of affiliate stock           (   74,000)            -
  Changes in operating assets and liabilities:
   Increase in accounts payable and accrued liabilities      18,000          90,000
                                                          ---------      ----------
    Net cash used in operating activities
     of continuing operations                            (   26,000)    (    16,000)
                                                          ---------      ----------

Cash flows from investing activities:
 Other assets                                                   -             7,000
                                                          ---------      ----------
    Net cash provided by investing activities
      of continuing operations                                  -             7,000
                                                          ---------      ----------

Cash flows from discontinued operations:
 Net cash used in operations                             (    5,000)            -
                                                          ---------      ----------

Net decrease in cash and cash equivalents                (   31,000)    (     9,000)
Cash and cash equivalents, beginning of period              100,000          10,000
                                                          ---------      ----------
Cash and cash equivalents, end of period                $    69,000           1,000
                                                          =========      ==========

Supplemental disclosure of noncash investing
 and financing activities:
                                                             2000            1999
                                                             ----            ----
Conversion of note payable due related
 party to common stock                                  $       -            95,000
Amortization of deemed dividend on preferred stock           14,000           7,000
Accrual of preferred stock dividend                          39,000          38,000
Accretion on preferred stock                                  5,000          14,000


See accompanying notes to condensed consolidated financial statements.

                                        6

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


1.  BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------


Presentation of Interim Information

The accompanying consolidated financial statements include the accounts of Intercell Corporation, a Colorado corporation (the Company), and its subsidiaries Sigma 7 Corporation (Sigma 7) and BMI Acquisition Group, Inc.
(BMI), (corporations that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code on December 31, 1998), Particle Interconnect Corp., and Arizcan Properties, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Additionally as described below, the consolidated financial statements reflect Nanopierce Technologies, Inc. (Nanopierce) as an investment accounted for under the equity method of accounting through September 2000. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded. During the three months ended December 31, 2000 the Company's voting ownership interest decreased below 20% (approximately 18% at December 31, 2000).

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 2000 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


The Company incurred significant operating losses in 1999 and prior years and has a working capital deficiency and a stockholders' deficit at December 31, 2000. The Company has been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities in the past, and may be able to perform similar transactions during 2001, subject to various restrictions on such sales/exchanges of Nanopierce common stock. During the three months ended December 31, 2000 the Company issued 37,000 shares of its stock of Nanopierce to settle certain litigation (Note 7). The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (Note 3) or through the issuance of debt.

Accounting for investment in Nanopierce and restatement of 1999 consolidated financial statements

During the quarter ended September 30, 1999, the Company's ownership interest in Nanopierce was reduced to below 50%. In the previously issued September 30, 1999 consolidated financial statements, the Company reported Nanopierce as a consolidated subsidiary through September 30, 1999, based on several factors which were believed to constitute a controlling financial interest in Nanopierce by Intercell, including common ownership by the President of the Company.

Subsequent to the original issuance of the Company's September 30, 1999, consolidated financial statements, and based upon a further evaluation of the factors utilized in determining a controlling financial interest, management determined that beginning in July 1999, the Company's investment in Nanopierce should be accounted for under the equity method of accounting.

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net loss beginning with the fourth quarter ended September 30, 1999, and accordingly, the Company restated its 1999 consolidated financial statements to reflect this accounting change, as presented in the Company's September 30, 2000 Form 10-KSB.

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

                                     As previously
                                        Reported              As restated
                                        --------              -----------

     Total assets                    $   692,000             $   522,000
     Total liabilities                 6,280,000               5,675,000
     Stockholders' deficit            (5,588,000)             (5,153,000)

     Net loss                         (  904,000)             (  106,000)
     Net loss applicable to
      Common stockholders             (  963,000)             (  165,000)
     Net loss per share applicable
      to common stockholders:         (     0.01)             (     0.00)

On February 13, 2001, the Company filed an amended 10-QSB/A for the quarter ended December 31, 1999 to report the restatement.

The summarized financial position and results of operations of Nanopierce as of and for the periods ended December 31, 2000, was as follows:

Current assets                              $ 5,808,000
Long-term assets:
  Intellectual property         716,000
  Other                         381,000       1,097,000
                              ---------       ---------
Total assets                                $ 6,905,000
                                              =========

Current liabilities:
  Accounts payable and
   accrued expenses                              70,000
Stockholders' equity                          6,835,000
                                              ---------
Total liabilities and stockholders' equity  $ 6,905,000
                                              =========

                                    Three months ended
                                       December 31,
                                    ---------------
                                    2000          1999
                                    ----          ----
Revenues                       $    79,000   $       -
Net loss                       $(1,134,000)  $(  841,000)

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


At September 30, 2000, the Company's ownership interest in Nanopierce's outstanding common stock was approximately 25.3%. In October 2000, Nanopierce issued 118,207 shares of its common stock in connection with the conversion of $150,000 of debt and accrued interest of $5,104 to equity, resulting in a .08% decrease in the Company's ownership interest. In October 2000, Nanopierce also issued 9,532,520 shares of its common stock upon the exercise of a warrant, resulting in a 4.2% decrease in the Company's ownership interest, and issued 4,531,613 shares of its common stock in exchange for cash of $7,500,000 ($1.655 per share) resulting in a 2.8% decrease in the Company's ownership interest.

At December 31, 2000, the Company owned 9,133,050 shares of Nanopierce common stock (an approximate 18% ownership interest) with a market value of approximately $7,400,000, based upon the closing bid price of $0.81 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenue through December 31, 2000.


2.  INVESTMENT IN LAND HELD FOR SALE
------------------------------------

The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. The Company entered into a letter agreement with a potential buyer that expires on March 31, 2001, and which agrees to a sales price of $250,000, cash of $100,000 and a note for $150,000 due upon development of the property. The Company concluded that an impairment charge of $53,000 was necessary at December 31, 2000 to reduce the carrying value of the land to its newly estimated fair value ($250,000) less estimated costs to sell of $3,000.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


3.  AUTHORIZED CAPITAL
----------------------

The Company's authorized capital consists of, among other classes of securities, 100,000,000 common shares. As of December 31, 2000 there are 99,898,188 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Colorado and therefore until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Act of 1934, and the law of the State of Colorado, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consist of the following as of December 31, 2000:

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

Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, convertible debt and convertible preferred stock. Stock options, warrants, convertible debt and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 61,845,914 shares at December 31, 2000 and 68,556,050 at December 31, 1999) would be to decrease loss per share.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


5.  BUSINESS RISK
-----------------

The Company and its investment, Nanopierce, are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


6.  DISCONTINUED OPERATIONS
---------------------------

Liabilities of discontinued operations at December 31, 2000, consist of remaining BMI liabilities as follows:

Accounts payable and accrued liabilities                $   737,000
Notes payable                                               240,000
Other liabilities                                           109,000
                                                         ----------
                                                        $ 1,086,000
                                                         ==========

During the three months ended December 31, 2000, $135,000 of BMI liabilities were satisfied in connection with the settlement of certain litigation against the Company (see Note 7). The liabilities of $1,086,000 remain on the books of BMI as of December 31, 2000, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these BMI liabilities.


7.  LITIGATION
--------------

During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000 as well as a .07% decrease in the Company's ownership interest in Nanopierce. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value.

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

PLAN OF OPERATION

     On February 26, 1998, Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle interconnect Corporation to Nanopierce Technologies, Inc. for stock. Intercell Corporation owns approximately 18% of the outstanding common stock of Nanopierce Technologies, Inc. as of December 31, 2000.

     During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000 as well as a .07% decrease in the Company's ownership interest in Nanopierce. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value.

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

RESULTS OF OPERATIONS

Revenues

     The Company had no revenue from continuing operations for the three months ended December 31, 2000 or 1999.

General and Administrative Expenses

     General and Administrative Expenses were $42,000 in the three months ended December 31, 2000 compared to $85,000 for 1999. The decrease is primarily attributable to a $44,000 decrease in consulting fees.

     During the three months ended December 31, 2000 the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000 based upon a letter agreement to purchase the property which expires in March 2001. Based on the agreement, the Company took impairment on the value of the land of $53,000.

Other Income/Expense

     The Company recognized a gain of $74,000 in the three months ended December 31, 2000 on the exchange of 37,000 shares of Nanopierce common stock.

     Additionally as described below, the consolidated financial statements reflect Nanopierce Technologies, Inc. (Nanopierce) as an investment accounted for under the equity method of accounting through September 2000. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded. During the three months ended December 31, 2000 the Company's voting ownership interest decreased below 20% (approximately 18% at December 31, 2000).

     The Company earned $1,000 in interest income in fiscal year 2000 compared to $1,000 in fiscal year 1999. The Company incurred interest expense of $3,000 in the three months ended December 31, 2000 compared to $22,000 in the three months ended December 31, 1999. The decrease can be attributed to the redemption of the outstanding convertible debt in March 2000.

Discontinued Operations

     During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and issuing 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, and a aggregate market value of $74,000). As a result, the Company recognized a $56,000 gain, which is presented as a gain on disposal of subsidiary.

Liquidity and Capital Resources

     During the three months ended December 31, 2000 the Company's cash and cash equivalents used in operating activities of continuing operations was $26,000 primarily resulting from general and administrative expenses.

     During the three months ended December 31, 2000 the Company had no capital expenditures and no cash flows from financing or other investing activities.

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


                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from October 1, 2000 to December 31, 2000.

None


                  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit 11  Statement of Computation of Net Loss per Share


REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:  February 14, 2001               By: /s/  Paul H. Metzinger
                                       --------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer