Form 10QSB
period 2001-03-31
INTERCELL CORP
filed 2001-05-14
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended March 31, 2001

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


As of April 30, 2001 there were 99,898,188 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format        Yes         No    X
                                                          -----      -----

                     INTERCELL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----


    Independent Accountants' Report                                           1

    Condensed Consolidated Balance Sheet
       March 31, 2001                                                         2

    Condensed Consolidated Statements of Operations
       Three and Six Months Ended March 31, 2001 and 2000                     3

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Six Months Ended March 31, 2001                                        5

    Condensed Consolidated Statements of Cash Flows
       Six Months Ended March 31, 2001 and 2000                               6

    Notes to Condensed Consolidated Financial Statements
       Six Months Ended March 31, 2001 and 2000                               8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                14


PART II - OTHER INFORMATION                                                  17


ITEM 2.  CHANGES IN SECURITIES                                               17

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K                                    17


    SIGNATURES                                                               18

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Intercell Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2001 and 2000, changes in stockholders' deficit for the six-month period ended March 31, 2001, and cash flows for the six-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 10, 2001

                     INTERCELL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

Assets
------
Current assets:
  Cash and cash equivalents                                    $      8,000
                                                                 ----------
    Total current assets                                              8,000
                                                                 ----------

Notes receivable - related party                                      8,000
Deposit                                                               3,000
Investment in land held for sale                                    247,000
Restricted cash                                                      23,000
                                                                 ----------
                                                                    281,000
                                                                 ----------
       Total assets                                            $    289,000
                                                                 ==========

Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
  Accounts payable                                             $     75,000
  Accrued liabilities                                               289,000
  Notes payable - related party                                      70,000
  Notes payable - other                                              50,000
  Deferred gain under agreement to sell affiliate stock             723,000
  Liabilities of discontinued operations                          1,086,000
                                                                 ----------
    Total liabilities (all current)                               2,293,000
                                                                 ----------

Commitment and contingencies

Stockholders' deficit:
  Convertible preferred stock; 10,000,000 shares authorized:
    Series C; 26 shares issued and outstanding
     (liquidation preference of $349,000)                           293,000
    Series D; 1,080 shares issued and outstanding
     (liquidation preference of $3,227,000)                       2,905,000
    Series E; 1,000 shares issued and outstanding
     (liquidation preference of $106,000)                             6,000
  Warrants to acquire common stock                                3,045,000
  Common stock; no par value; 100,000,000 shares authorized
    99,898,188 shares issued and outstanding                     22,762,000
  Additional paid-in capital                                      7,242,000
  Accumulated deficit                                           (37,563,000)
  Receivable under agreement to sell affiliate stock            (   694,000)
                                                                 ----------
      Total stockholders' deficit                               ( 2,004,000)
                                                                 ----------
        Total liabilities and stockholders' deficit            $    289,000
                                                                 ==========

See accompanying notes to condensed consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                             Three Months Ended               Six Months Ended
                                                  March 31,                       March 31,
                                            --------------------            --------------------
                                            2001            2000            2001            2000
                                            ----            ----            ----            ----
General and administrative
  expense                             $     72,000         105,000         114,000         189,000
Impairment of investment in
  land (Note 2)                                -               -            53,000             -
                                        ----------      ----------      ----------      ----------

Loss from operations                   (    72,000)    (   105,000)    (   167,000)    (   189,000)
                                        ----------      ----------      ----------      ----------

Gain on sale and exchange of
  affiliate stock (Note 7 and 8)               -           876,000          74,000         876,000
Interest income                              1,000           1,000           2,000           1,000
Interest expense                       (     2,000)    (     2,000)    (     5,000)    (    25,000)
                                        ----------      ----------      ----------      ----------
                                       (     1,000)        875,000          71,000         852,000
                                        ----------      ----------      ----------      ----------

Income (loss) from
  continuing operations                (    73,000)        770,000     (    96,000)        663,000
                                        ----------      ----------      ----------      ----------

Discontinued operations:
  Gain on disposal of
   subsidiaries (Note 7 and 8)                 -               -            56,000             -
                                        ----------      ----------      ----------      ----------

Gain from discontinued operations              -               -            56,000             -
                                        ----------      ----------      ----------      ----------

Net income (loss)                      (    73,000)        770,000     (    40,000)        663,000

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms        (    15,000)    (    15,000)    (    29,000)    (    29,000)
Accrued dividends on Series D
   and E preferred stock               (    39,000)    (    37,000)    (    78,000)    (    75,000)
Accretion on Series C and E
  preferred stock                      (     5,000)    (     6,000)    (    10,000)    (    13,000)
                                        ----------      ----------      ----------      ----------

Net income (loss) applicable to
  common stockholders                 $(   132,000)        712,000     (   157,000)        546,000
                                        ==========      ==========      ==========      ==========

                                   (Continued)
                                        3

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                   (CONTINUED)


                                              Three Months Ended             Six Months Ended
                                                   March 31,                     March 31,
                                             --------------------           -------------------
                                             2001            2000           2001           2000
                                             ----            ----           ----           ----
Net income (loss) per share,
  applicable to common
  stockholders:

   Basic:
    Income (loss)
     from continuing operations       $(       0.00)           0.01   (       0.00)          0.01
    Gain from discontinued
     operations                                0.00            0.00           0.00           0.00
                                        -----------     -----------    -----------    -----------

    Net income (loss)                 $(       0.00)           0.01   (       0.00)          0.01
                                        ===========     ===========    ===========    ===========

   Diluted:
    Income (loss)
     from continuing operations       $(       0.00)           0.01   (       0.00)          0.00
    Gain from discontinued
     operations                                0.00            0.00           0.00           0.00
                                        -----------     -----------    -----------    -----------

    Net income (loss)                 $(       0.00)           0.01   (       0.00)          0.00
                                        ===========     ===========    ===========    ===========

Weighted average number of common
  shares outstanding:
    Basic                                99,898,188      98,425,368     99,898,188     89,639,515
                                        ===========     ===========    ===========    ===========
    Diluted                              99,898,188     149,886,863     99,898,188    141,101,010
                                        ===========     ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                             Convertible
                           Preferred Stock        Warrants to           Common Stock
                           ---------------           Acquire            ------------
                        Shares        Amount      Common Stock     Shares          Amount
                        ------        ------      ------------     ------          ------
Balances
  October 1, 2000,       2,106     $ 3,087,000     3,045,000     99,898,188     $22,762,000

Amortization of
  deemed dividend          -            29,000           -              -               -
Accrual of
  preferred stock
  dividend                 -            78,000           -              -               -
Accretion on
  preferred stock          -            10,000           -              -               -
Net income                 -               -             -              -               -
                         -----      ----------     ---------     ----------      ----------

Balances
  March 31, 2001         2,106     $ 3,204,000     3,045,000     99,898,188     $22,762,000
                         =====      ==========     =========     ==========      ==========


                                     Receivable
                                       under
                                     Agreement
                       Additional     to Sell                           Total
                        Paid-In      Affiliate      Accumulated     Stockholders'
                        Capital        Stock          Deficit          Deficit
                        -------        -----          -------          -------
Balances
  October 1, 2000,     7,242,000     ( 694,000)     (37,406,000)     ( 1,964,000)

Amortization of
  deemed dividend            -             -        (    29,000)             -
Accrual of
  preferred stock
  dividend                   -             -        (    78,000)             -
Accretion on
  preferred stock.           -             -        (    10,000)             -
Net income                   -             -        (    40,000)     (    40,000)
                       ---------      --------       ----------       ----------

Balances
  March 31, 2001       7,242,000     ( 694,000)     (37,563,000)     ( 2,004,000)
                       =========      ========       ==========       ==========


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                                   ---------
                                                             2001             2000
                                                             ----             ----
Cash flows from operating activities:
 Net income (loss)                                     $(    40,000)         663,000
 Less gain from discontinued operations                 (    56,000)             -
                                                         ----------       ----------
   Income (loss) from continuing operations             (    96,000)         663,000
 Adjustments to reconcile loss from continuing
   operations to net cash used in operating
   activities of continuing operations:
  Loss from asset impairment                                 53,000              -
  Gain on sale and exchange of affiliate stock          (    74,000)     (   876,000)
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                                 -              3,000
   Increase in deposit                                  (     3,000)             -
   Increase in restricted cash                          (     1,000)             -
   Increase (decrease) in accounts payable
     and accrued liabilities                            (     5,000)     (   193,000)
   Increase in payables to related parties                      -            143,000
                                                         ----------       ----------
    Net cash used in operating activities
      of continuing operations                          (   126,000)     (   266,000)
                                                         ----------       ----------
Cash flows from investing activities:
 Proceeds from sale of common stock                             -            600,000
 Increase in notes receivable                           (     8,000)             -
                                                         ----------       ----------
    Net cash provided by (used in) investing
      activities of continuing operations               (     8,000)         600,000
                                                         ----------       ----------
Cash flows from financing activities:
 Proceeds from note payable to related party                 70,000              -
 Payment on note payable to related parties             (    23,000)             -
 Proceeds from sale of convertible preferred stock              -            100,000
                                                         ----------       ----------
    Net cash provided by financing activities                47,000          100,000
                                                         ----------       ----------
Cash flows from discontinued operations:

    Net cash used in operations                         (     5,000)             -
                                                         ----------       ----------

Net increase in cash and cash equivalents               (    92,000)         434,000
Cash and cash equivalents, beginning of period              100,000           11,000
                                                         ----------       ----------
Cash and cash equivalents, end of period               $      8,000          445,000
                                                         ==========       ==========

                                   (Continued)
                                        6

                     INTERCELL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)
                                  (CONTINUED)


Supplemental disclosure of noncash investing and financing activities:


                                                             2001             2000
                                                             ----             ----
Acquisition of convertible debt, warrant, accrued
  interest and related payables in exchange for
  common stock and affiliate stock:
    Common stock                                       $        -            802,000
    Affiliate stock                                             -            276,000
Amortization of deemed dividend on preferred stock           29,000           29,000
Accrual of preferred stock dividend                          78,000           75,000
Accretion on preferred stock                                 10,000           13,000
Exchange of affiliate stock for liabilities of
  discontinued operations                                    74,000              -


See accompanying notes to consolidated financial statements.


                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


1. BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------------------------------


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

Additionally as described below, the consolidated financial statements reflect Nanopierce Technologies, Inc. (Nanopierce) as an investment accounted for under the equity method of accounting through September 30, 2000. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded. During the six months ended March 31, 2001 the Company's voting ownership interest decreased below 20% (approximately 17% at March 31, 2001).

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

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


The Company incurred significant operating losses and has a working capital deficiency and a stockholders' deficit at March 31, 2001. The Company has been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities in the past, and may be able to perform similar transactions during 2001, subject to various restrictions on such sales/exchanges of Nanopierce common stock. During the six months ended March 31, 2001 the Company exchanged 37,000 shares of its stock of Nanopierce to settle certain litigation (Note 8). The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (Note 4) or through the issuance of debt.

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

At June 30, 1999, and through September 30, 1999, the Company's investment in Nanopierce was $0. Therefore, as a result of the Company's change to the equity method to account for its investment in Nanopierce, the Company suspended recognition of its proportionate share of Nanopierce's net losses beginning with the fourth quarter ended September 30, 1999, and accordingly, the Company restated its 1999 consolidated financial statements to reflect this accounting change, as presented in the Company's September 30, 2000 Form 10-KSB.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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


                                     As previously
                                        Reported              As restated
                                        --------              -----------

     Total assets                    $   692,000                 522,000
     Total liabilities                 6,280,000               5,675,000
     Stockholders' deficit            (5,588,000)             (5,153,000)

     Net loss                         (  904,000)             (  106,000)
     Net loss applicable to
      Common stockholders             (  963,000)             (  165,000)
     Net loss per share applicable
      to common stockholders:         (     0.01)             (     0.00)

On February 13, 2001, the Company filed amended Forms 10-QSB/A for the quarters ended December 31, 1999 and March 31, 2000 to report the restatement.

The summarized financial position and results of operations of Nanopierce as of and for the periods ended March 31, 2001, was as follows:

     Current assets                                   $ 5,096,000
     Long-term assets:
      Intellectual property              691,000
      Other                              348,000        1,039,000
                                       ---------        ---------
     Total assets                                     $ 6,135,000
                                                        =========

     Current liabilities:
      Accounts payable and
       accrued expenses                               $    59,000
     Stockholders' equity                               6,076,000
                                                        ---------
     Total liabilities and stockholders' equity      $  6,135,000
                                                        =========

                              Three Months ended        Six months ended
                                   March 31,                March 31,
                               ----------------        ------------------
                               2001        2000        2001          2000
                               ----        ----        ----          ----
     Revenues             $    15,000         -        94,000           -
     Net income(loss)      (1,432,000)    712,000  (2,566,000)      546,000

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


At September 30, 2000, the Company's ownership interest in Nanopierce's outstanding common stock was approximately 25.3%. In October 2000, Nanopierce issued 118,207 shares of its common stock in connection with the conversion of $150,000 of debt and accrued interest of $5,104 to equity, resulting in a .08% decrease in the Company's ownership interest. In October 2000, Nanopierce also issued 9,532,520 shares of its common stock upon the exercise of a warrant, resulting in a 4.2% decrease in the Company's ownership interest, and issued 4,531,613 shares of its common stock in exchange for cash of $7,500,000 ($1.655 per share) resulting in a 2.8% decrease in the Company's ownership interest. In March 2001 Nanopierce issued 2,143,975 additional shares in connection with the $7,500,000 financing resulting in a .7% decrease in the Company's ownership interest.

At March 31, 2001, the Company owned 9,133,050 shares of Nanopierce common stock (an approximate 17% ownership interest) with a market value of approximately $3,200,000, based upon the closing bid price of $0.35 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenue through March 31, 2001.


2. INVESTMENT IN LAND HELD FOR SALE
-----------------------------------

The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. The Company entered into a letter agreement with a potential buyer that provided for a sales price of $250,000,consisting of cash of $100,000 and a note for $150,000 due upon development of the property. The Company concluded that an impairment charge of $53,000 was necessary at December 31, 2000 to reduce the carrying value of the land to its estimated fair value ($250,000) less estimated costs to sell of $3,000. The letter agreement with the potential buyer expired on March 31, 2001, however, the Company is still in discussions with this party and is negotiating a new closing date for sale.


3.  NOTE PAYABLE
----------------

In February 2001 Nanopierce loaned the Company $70,000. The note is unsecured, bears interest at 5.75% per annum, and is due on demand.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


During the six months ended March 31, 2001 the Company paid a note payable due a related party in the amount of $23,000 plus accrued interest.


4.  AUTHORIZED CAPITAL
----------------------

The Company's authorized capital consists of, among other classes of securities, 100,000,000 common shares. As of March 31, 2001 there are 99,898,188 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Colorado and therefore until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Act of 1934, and the law of the State of Colorado, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consist of the following as of December 31, 2000:

         (1)  26 shares of Series C Preferred shares,
         (2)  1,080 shares of Series D Preferred shares,
         (3)  Warrants convertible into 2,227,450 shares; and
         (4)  Options convertible into 6,927,000 common shares.

The Company has given notice of a special meeting to be held May 14, 2001 to among other things, change the Company's State of Incorporation from Colorado to Nevada. The Company intends to promptly prepare and file additional proxy solicitation materials to convene a Special Meeting of Shareholders to among other things, increase its authorized common shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.


5.  INCOME (LOSS) PER SHARE
---------------------------

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

Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, convertible debt and convertible preferred stock. Stock options, warrants, convertible debt and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 70,348,573 shares at March 31, 2001) would be to decrease loss per share.

                     INTERCELL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


6.  BUSINESS RISK
-----------------

The Company and its investment, Nanopierce, are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


7.  DISCONTINUED OPERATIONS
---------------------------

Liabilities of discontinued operations at March 31, 2001, consist of remaining BMI liabilities as follows:

Accounts payable and accrued liabilities                $   737,000
Notes payable                                               240,000
Other liabilities                                           109,000
                                                         ----------
                                                        $ 1,086,000
                                                         ==========

During the six months ended March 31, 2001, $135,000 of BMI liabilities were satisfied in connection with the settlement of certain litigation against the Company (see Note 8). The liabilities of $1,086,000 remain on the books of BMI as of March 31, 2001, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these BMI liabilities.


8.  LITIGATION
--------------

During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000 as well as a .07% decrease in the Company's ownership interest in Nanopierce. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. The value of the Nanopierce shares as of March 31, 2001, based on the closing asked share price of $.36 was $13,000.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial statements of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


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

     PLAN OF OPERATION

     On February 26, 1998, Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle interconnect Corporation to Nanopierce Technologies, Inc. for stock. Intercell Corporation owns approximately 17% of the outstanding common stock of Nanopierce Technologies, Inc. as of March 31, 2001.

     During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000 as well as a .07% decrease in the Company's ownership interest in Nanopierce. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. The value of the Nanopierce shares as of March 31, 2001, based on the closing asked share price of $.36 was $13,000.

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

     RESULTS OF OPERATIONS


Revenues

     The Company had no revenue from continuing operations for the six months ended March 31, 2001 or 2000.

General and Administrative Expenses

     General and administrative expenses were $72,000 and $114,000 for the three months and six months ended March 31, 2001 compared to $105,000 and $189,000 for the three months and six months ended March 31, 2000. The decrease is primarily attributable to a $44,000 decrease in consulting fees during the three months ended December 31, 2000, $30,000 decrease in accounting and audit fees for the six months ended March 31, 2001.

     During the three months ended December 31, 2000 the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000 based upon a letter agreement to purchase the property which expired in March 2001. Based on the agreement, the Company took an impairment of $53,000 on the value of the land.

Other Income/Expense

     The Company recognized a gain of $74,000 in the three months ended December 31, 2000 on the exchange of 37,000 shares of Nanopierce common stock.

     Additionally as described below, the consolidated financial statements reflect Nanopierce Technologies, Inc. (Nanopierce) as an investment accounted for under the equity method of accounting through September 2000. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded. During the six months ended March 31, 2001 the Company's voting ownership interest decreased below 20% (approximately 17% at March 31, 2001).

     The Company incurred interest expense of $5,000 in the six months ended March 31, 2001 compared to $25,000 in the six months ended March 31, 2000. The decrease can be attributed to the redemption of the outstanding convertible debt in March 2000.

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

Liquidity and Capital Resources

     During the six months ended March 31, 2001 the Company's cash and cash equivalents used in operating activities of continuing operations was $122,000 primarily resulting from general and administrative expenses.

     During the six months ended March 31, 2001 the Company received $70,000 from Nanopierce for a note payable bearing interest at 5.75%. The Company also paid notes payable to related parties of $23,000 the Company also used $12,000 in investing activities.

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


                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2001 to March 31, 2001.

None


                  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit 11 Statement of Computation of Net Income (Loss) per Share


REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERCELL CORPORATION
                                    (REGISTRANT)

Date:  May 11, 2001                    By: /s/  Paul H. Metzinger
                                       ------------------------------
                                        Paul H. Metzinger, President,
                                        Chief Executive Officer &
                                        Chief Financial Officer