Form 10QSB
period 2001-06-30
INTERCELL INTERNATIONAL CORP
filed 2001-08-14
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                  84-0928627
     (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                identification number)

          370 17th Street, Suite 3640
            Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (303) 592-1010

           Intercell Corporation
        370 17th Street, Suite 3580
           Denver, Colorado 80202
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

As of July 27, 2001 there were 4,995,100 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format          Yes       No   X
                                                            ---      ---

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            Page
                                                                         ----

    Independent Accountants' Report                                        1

    Condensed Consolidated Balance Sheet
       June 30, 2001                                                       2

    Condensed Consolidated Statements of Operations
       Three and Nine Months Ended June 30, 2001 and 2000                  3

    Condensed Consolidated Statement of Changes in Stockholders' Deficit
       Nine Months Ended June 30, 2001                                     5

    Condensed Consolidated Statements of Cash Flows
       Nine Months Ended June 30, 2001 and 2000                            6

    Notes to Condensed Consolidated Financial Statements
       Nine Months Ended June 30, 2001 and 2000                            7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             14


PART II - OTHER INFORMATION                                               17


ITEM 2.  CHANGES IN SECURITIES                                            17

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K                                 17


    SIGNATURES                                                            18

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board  of  Directors
Intercell  International  Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2001 and 2000, changes in stockholders' deficit for the nine-month period ended June 30, 2001, and cash flows for the nine-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
August 10,  2001

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)


Assets
------

Current assets:
  Cash and cash equivalents                                     $      4,000
                                                                -------------

    Total current assets                                               4,000
                                                                -------------

Notes receivable - related party                                      25,000
Deposit                                                                4,000
Investment in land held for sale                                     247,000
Restricted cash                                                       23,000
                                                                -------------
                                                                     299,000
                                                                -------------

       Total assets                                             $    303,000
                                                                =============

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Bank overdraft                                                $     33,000
  Accounts payable                                                    60,000
  Accrued liabilities                                                293,000
  Notes payable - related party                                       93,000
  Note payable - other                                                44,000
  Deferred gain under agreement to sell affiliate stock              723,000
  Liabilities of discontinued operations                           1,086,000
                                                                -------------
    Total liabilities (all current)                                2,332,000
                                                                -------------

Commitment and contingencies

Stockholders' deficit:
  Convertible preferred stock; $0.001 par value;
   500,000 shares authorized:
    Series C; 1.3 shares issued and outstanding
     (liquidation preference of $354,000)                            298,000
    Series D; 54 shares issued and outstanding
     (liquidation preference of $3,267,000)                        2,957,000
    Series E; 50 shares issued and outstanding
     (liquidation preference of $110,000)                              8,000
  Warrants to acquire common stock                                 3,045,000
  Common stock; $0.001 par value; 5,000,000 shares authorized
   4,995,100 shares issued and outstanding                             5,000
  Additional paid-in capital                                      29,999,000
  Accumulated deficit                                            (37,647,000)
  Receivable under agreement to sell affiliate stock             (   694,000)
                                                                -------------
      Total stockholders' deficit                                ( 2,029,000)
                                                                -------------

        Total liabilities and stockholders' deficit             $    303,000
                                                                =============

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                    INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                        (UNAUDITED)


                                         Three Months Ended          Nine Months Ended
                                              June 30,                     June 30,
                                    ---------------------------  --------------------------
                                        2001           2000          2001          2000
                                    -------------  ------------  ------------  ------------
General and administrative
  expense                           $     89,000       101,000       203,000       290,000
Impairment of investment in
  land (Note 2)                                -       200,000        53,000       200,000
                                    -------------  ------------  ------------  ------------

Loss from operations                 (    89,000)  (   301,000)  (   256,000)  (   490,000)
                                    -------------  ------------  ------------  ------------

Gain on sale and exchange of
  affiliate stock (Note 7 and 8)          65,000             -       139,000       876,000
Interest income                                -         2,000         2,000         3,000
Interest expense                     (     1,000)  (     2,000)  (     6,000)  (    27,000)
                                    -------------  ------------  ------------  ------------
                                          64,000             -       135,000       852,000
                                    -------------  ------------  ------------  ------------

Income (loss) from
  continuing operations              (    25,000)  (   301,000)  (   121,000)      362,000
                                    -------------  ------------  ------------  ------------

Discontinued operations:
  Gain on disposal of
   subsidiaries (Note 7 and 8)                 -             -        56,000             -
                                    -------------  ------------  ------------  ------------

Gain from discontinued operations              -             -        56,000             -
                                    -------------  ------------  ------------  ------------

Income (loss) before
  extraordinary item                 (    25,000)  (   301,000)  (    65,000)      362,000

Extraordinary gain on
  extinguishment of debt                       -        98,000             -        98,000
                                    -------------  ------------  ------------  ------------

Net income (loss)                    (    25,000)  (   203,000)  (    65,000)      460,000

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms      (    14,000)  (    14,000)  (    43,000)  (    43,000)
Accrued dividends on Series D
   and E preferred stock             (    39,000)  (    39,000)  (   117,000)  (   114,000)
Accretion on Series C and E
  preferred stock                    (     6,000)  (    90,000)  (    16,000)  (   103,000)
                                    -------------  ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders               $(    84,000)  (   346,000)  (   241,000)      200,000
                                    =============  ============  ============  ============

                                   (Continued)

                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                       (UNAUDITED)
                                       (CONTINUED)


                                        Three Months Ended           Nine Months Ended
                                               June 30,                  June 30,
                                    ---------------------------  -----------------------
                                        2001           2000          2001        2000
                                    -------------  ------------  ------------  ---------
Net income (loss) per share,
  applicable to common
  stockholders:

   Basic:
    Income (loss)
     from continuing operations     $(      0.02)  (      0.09)  (      0.06)        0.02
    Gain from discontinued
     operations                             0.00          0.00          0.01         0.00
    Extraordinary gain                      0.00          0.02          0.00         0.02
                                    -------------  ------------  ------------  ----------

    Net income (loss)               $(      0.02)  (      0.07)  (      0.05)        0.04
                                    =============  ============  ============  ==========

   Diluted:
    Income (loss)
     from continuing operations     $(      0.02)  (      0.09)  (      0.06)        0.01
    Gain from discontinued
     operations                             0.00          0.00          0.01         0.00
    Extraordinary gain                      0.00          0.02          0.00         0.01
                                    -------------  ------------  ------------  ----------

    Net income (loss)               $(      0.02)  (      0.07)  (      0.05)        0.02
                                    =============  ============  ============  ==========

Weighted average number of common
  shares outstanding:
    Basic                              4,995,100     4,994,559     4,995,100    4,652,213
                                    =============  ============  ============  ==========
    Diluted                            4,995,100     4,994,559     4,995,100   10,091,142
                                    =============  ============  ============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                                    INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                               NINE MONTHS ENDED JUNE 30, 2001
                                                         (UNAUDITED)

                                                                                                    Receivable
                                                                                                      under
                          Convertible                                                               Agreement
                        Preferred Stock      Warrants to          Common Stock          Additional   to Sell
                     ----------------------    Acquire     ---------------------------   Paid-In    Affiliate   Accumulated
                      Shares      Amount     Common Stock     Shares        Amount        Capital      Stock      Deficit
                     ---------  -----------  ------------  ------------  -------------  ----------  ----------  ------------
Balances
  October 1, 2000,    2,106.0   $ 3,087,000     3,045,000   99,898,188   $ 22,762,000    7,242,000   (694,000)  (37,406,000)

Reverse stock split  (2,000.7)            -             -  (94,903,088)   (22,757,000)  22,757,000          -             -

Amortization of
  deemed dividend           -        43,000             -            -              -            -          -   (    43,000)
Accrual of
  preferred stock
  dividend                  -       117,000             -            -              -            -          -   (   117,000)
Accretion on
  preferred stock           -        16,000             -            -              -            -          -   (    16,000)
Net loss                    -             -             -            -              -            -          -   (    65,000)
                     ---------  -----------  ------------  ------------  -------------  ----------  ----------  ------------

Balances
                        105.3   $ 3,263,000     3,045,000    4,995,100   $      5,000   29,999,000  ( 694,000)  (37,647,000)
                     =========  ===========  ============  ============  =============  ==========  ==========  ============

                         Total
                     Stockholders'
                        Deficit
                     -------------
Balances
  October 1, 2000,     (1,964,000)

Reverse stock split             -

Amortization of
  deemed dividend               -
Accrual of
  preferred stock               -
  dividend                      -
Accretion on
  preferred stock               -
Net loss               (   65,000)
                     -------------

Balances
                       (2,029,000)
                     =============

          See accompanying notes to consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                           2001           2000
                                                       -------------  ------------
Cash flows from operating activities:
 Net income (loss)                                     $(    65,000)      460,000
 Less gain from discontinued operations                 (    56,000)            -
                                                       -------------  ------------
   Income (loss) from continuing operations             (   121,000)      460,000
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Extraordinary gain on extinguishment of debt                    -   (    98,000)
  Loss from asset impairment                                 53,000       200,000
  Gain on sale and exchange of affiliate stock          (   139,000)  (   876,000)
  Changes in operating assets and liabilities:
   Increase in deposit                                  (     4,000)            -
   Increase in restricted cash                          (     1,000)            -
   Increase (decrease) in accounts payable
     and accrued liabilities                                 17,000   (   157,000)
   Decrease in payables to related parties                        -   (    74,000)
                                                       -------------  ------------
    Net cash used in operating activities
      of continuing operations                          (   195,000)  (   545,000)
                                                       -------------  ------------
Cash flows from investing activities:
 Proceeds from sale of Nanopierce common stock               65,000       600,000
 Increase in notes receivable                           (    25,000)  (     7,000)
                                                       -------------  ------------
    Net cash provided by investing activities
      of continuing operations                               40,000       593,000
                                                       -------------  ------------
Cash flows from financing activities:
 Proceeds from note payable to related party                 93,000             -
 Payment on note payable to related parties             (    23,000)            -
 Payment on note payable - other                        (     6,000)            -
 Proceeds from sale of convertible preferred stock                -       100,000
                                                       -------------  ------------
    Net cash provided by financing activities                64,000       100,000
                                                       -------------  ------------
Cash flows from discontinued operations:
    Net cash used in operations                         (     5,000)            -
                                                       -------------  ------------
Net increase (decrease) in cash and cash equivalents    (    96,000)      148,000
Cash and cash equivalents, beginning of period              100,000        10,000
                                                       -------------  ------------
Cash and cash equivalents, end of period               $      4,000       158,000
                                                       =============  ============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                $      9,000             -
                                                       =============  ============

Supplemental disclosure of noncash investing and financing activities:

                                                            2001          2000
                                                       -------------  ------------
Acquisition of convertible debt, warrant,
  accrued interest and related payables in exchange
  for common stock and affiliate stock:
    Common stock                                                  -       802,000
    Affiliate stock                                               -       276,000
Amortization of deemed dividend on preferred stock           43,000        43,000
Accrual of preferred stock dividend                         117,000       114,000
Accretion on preferred stock                                 16,000       103,000
Exchange of affiliate stock for liabilities of
  discontinued operations                                    74,000             -

See  accompanying  notes  to  consolidated  financial  statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


1.  BUSINESS,  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Presentation  of  Interim  Information

The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation, formally Intercell Corporation, as discussed below (the Company), and its subsidiaries Sigma 7 Corporation (Sigma 7) and BMI Acquisition Group, Inc. (BMI), (corporations that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code on December 31, 1998), Particle Interconnect Corp., and Arizcan Properties, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Additionally as described below, the consolidated financial statements reflect Nanopierce Technologies, Inc. (Nanopierce) as an investment accounted for under the equity method of accounting through September 30, 2000. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded. During the nine months ended June 30, 2001, the Company's voting ownership interest decreased below 20% (approximately 15.8% at June 30, 2001).

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


The Company incurred significant operating losses and has a working capital deficiency and a stockholders' deficit at June 30, 2001. The Company has been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities in the past and during the nine months ended June 30, 2001, and may be able to perform similar transactions in the future, subject to various restrictions on such sales/exchanges of Nanopierce common stock. During the nine months ended June 30, 2001, the Company exchanged 37,000 shares of its stock of Nanopierce to settle certain litigation (Note 9) and the Company sold 325,000 shares of its Nanopierce common stock for $65,000 ($0.20 per share), which resulted in a .6% decrease in the Company's ownership interest in Nanopierce. The market value of the Company's common stock at the date of sale was $0.30 per share. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock (Note 5) or through the issuance of debt.

Re-incorporation  and  Common  Stock  Split

At a special meeting of shareholders held on May 14, 2001 the shareholders approved a change of the Company's state of incorporation from Colorado to Nevada. The re-incorporation was accomplished by merging Intercell Corporation into Intercell International Corporation, a wholly-owned subsidiary of Intercell Corporation, formed on May 5, 2000 for the sole purpose of the re-incorporation. The Board of Directors, subsequent to the re-incorporation, approved a 1-for-20 reverse split of the preferred stock and common stock thereby decreasing the number of issued and outstanding preferred and common shares and increasing the par value of each share to $0.001. All references in the accompanying financial statements to the number of preferred and common shares and per share amounts have been restated to reflect the stock split.

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


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

In the previously issued December 31, 1999 consolidated financial statements, included in the Company's December 31, 1999 Form 10-QSB, the Company had previously reported Nanopierce as a consolidated subsidiary through December 31, 1999. At September 30, 1999 and through December 31, 1999, the Company's investment in Nanopierce continued to be $0, and the Company continued to suspend recognition of its proportionate share of Nanopierce's net losses during the quarter ended December 31, 1999. Accordingly, the Company's consolidated financial statements as of and for the quarter ended December 31, 1999 were restated to reflect the accounting change as follows:

                                     As previously
                                        Reported              As restated
                                     -------------           ------------

     Total assets                    $   692,000                 522,000
     Total liabilities                 6,280,000               5,675,000
     Stockholders' deficit            (5,588,000)             (5,153,000)

     Net loss                         (  904,000)             (  106,000)
     Net loss applicable to
      Common stockholders             (  963,000)             (  165,000)
     Net loss per share applicable
      to common stockholders:         (     0.01)             (     0.00)

On February 13, 2001, the Company filed amended Forms 10-QSB/A for the quarters ended December 31, 1999 and March 31, 2000 to report the restatement.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


At September 30, 2000, the Company's ownership interest in Nanopierce's outstanding common stock was approximately 25.3%. In October 2000, Nanopierce issued 118,209 shares of its common stock in connection with the conversion of $150,000 of debt and accrued interest of $5,104 to equity, resulting in a .08% decrease in the Company's ownership interest. In October 2000, Nanopierce also issued 9,532,520 shares of its common stock upon the exercise of a warrant, resulting in a 4.2% decrease in the Company's ownership interest, and issued 4,531,613 shares of its common stock in exchange for cash of $7,500,000 ($1.655 per share) resulting in a 2.8% decrease in the Company's ownership interest. In March 2001 Nanopierce issued 2,143,975 additional shares in connection with the $7,500,000 financing resulting in a .7% decrease in the Company's ownership interest. In May 2001 Nanopierce issued 3,125,000 shares of its common stock in connection with a retainer for legal services and issued 24,000 shares for investor relation services resulting in a 1.0% decrease in the Company's ownership interest.

At June 30, 2001, the Company owned 8,808,050 shares of Nanopierce common stock (an approximate 15.8% ownership interest) with a market value of approximately $5,600,000, based upon the closing bid price of $0.64 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology improves electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenue through June 30, 2001.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


2.  INVESTMENT  IN  LAND  HELD  FOR  SALE
-----------------------------------------

The investment in land held for sale consists of approximately 94 acres of undeveloped rangeland located in Arizona. The Company entered into a letter agreement with a potential buyer that provided for a sales price of $250,000,consisting of cash of $100,000 and a note for $150,000 due upon development of the property. The Company concluded that an impairment charge of $53,000 was necessary at December 31, 2000 to reduce the carrying value of the land to its estimated fair value ($250,000) less estimated costs to sell of $3,000. The letter agreement with the potential buyer expired on March 31, 2001, however, the Company is still in discussions with this party and is attempting to negotiate a new closing date to complete the sale of this property.

3.  NOTES RECIEVABLE - RELATED PARTY
------------------------------------

During the nine months ended June 30, 2001, the Company advanced $25,000 to the President of the Company. The notes are non-interest bearing, unsecured and due on demand.

4.  NOTE  PAYABLE
-----------------

During the nine months ended June 30, 2001 Nanopierce loaned the Company $93,000. The note is unsecured, bears interest at 5.75% per annum, and is due on demand.

During the nine months ended June 30, 2001 the Company paid a note payable to a related party in the amount of $23,000 plus accrued interest and paid $5,000 on a note payable plus accrued interest of $9,000.

5.  AUTHORIZED  CAPITAL
-----------------------

The Company's authorized capital consists of, among other classes of securities, 5,000,000 common shares. As of June 30, 2001 there are 4,995,100 common shares issued and outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited until the Company is able to

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Act of 1934,which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consist of the following as of June 30, 2001:

         (1)  1.3 shares of Series C Preferred shares,
         (2)  54 shares of Series D Preferred shares,
         (3)  Warrants convertible into 111,373 shares; and
         (4)  Options convertible into 346,350 common shares.

The Company held a special meeting on August 9, 2001 to among other things, increase its authorized common shares, par value of $0.001 per share, from 5,000,000 to 20,000,000 shares and to increase its authorized preferred shares, par value of $0.001 per share, from 500,000 to 20,000,000 shares.

6.  INCOME  (LOSS)  PER  SHARE
------------------------------

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

Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, convertible debt and convertible preferred stock. Stock options, warrants, convertible debt and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 3,517,438 shares at June 30, 2001 and approximately 2,573,075 shares at June 30, 2000) would be to decrease loss per share.

7.  BUSINESS  RISK
------------------

The Company and Nanopierce, are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


8.  DISCONTINUED  OPERATIONS
----------------------------

Liabilities of discontinued operations at June 30, 2001, consist of remaining BMI liabilities as follows:

Accounts  payable  and  accrued  liabilities             $   737,000
Notes  payable                                               240,000
Other  liabilities                                           109,000
                                                         -----------
                                                         $ 1,086,000
                                                         ===========

During the nine months ended June 30, 2001, $135,000 of BMI liabilities were satisfied in connection with the settlement of certain litigation against the Company (see Note 8). The liabilities of $1,086,000 remain on the books of BMI as of June 30, 2001, pending a final judgment from the U.S. Bankruptcy Court as to the disposition of these BMI liabilities. On July 30, 2001, these liabilities were discharged by order of the U.S. Bankruptcy Court and the matter was closed by the Court.

9.  LITIGATION
--------------

During November 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000 as well as a .07% decrease in the Company's ownership interest in Nanopierce. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. The value of the Nanopierce shares as of June 30, 2001, based on the closing asked share price of $.64 was approximately $24,000.

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

     PLAN  OF  OPERATION

     On February 26, 1998, Intercell Corporation transferred all of the intellectual property (which had a historical carrying value of zero) of its wholly owned subsidiary Particle interconnect Corporation to Nanopierce Technologies, Inc. for stock. Intercell Corporation owns approximately 15.8% of the outstanding common stock of Nanopierce Technologies, Inc. as of June 30, 2001.

     During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000 as well as a .07% decrease in the Company's ownership interest in Nanopierce. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. The value of the Nanopierce shares as of June 30, 2001 based on the closing asked share price of $.64 was approximately $24,000.

     The Company is restructuring itself in order to enhance its prospects for financing, future business operation and acquisitions of new technologies. During the three months ended June 30, 2001, the Company has merged into its wholly owned subsidiary Intercell International Corporation, has changed its corporate domicile to Nevada, and has reversed split its stock 1 for 20. The Company plans to increase its authorized capital to permit the issuance of stock to honor certain obligations to deliver stock assumable upon outstanding convertible and exercisable securities.

RESULTS  OF  OPERATIONS

Revenues

     The Company had no revenue from continuing operations for the six months ended June 30, 2001 or 2000.

General  and  Administrative  Expenses

     General and administrative expenses were $89,000 and $203,000 for the three months and nine months ended June 30, 2001 compared to $101,000 and $290,000 for the three months and nine months ended June 30, 2000. The decrease for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 is primary attributable to a $12,000 decrease in accounting and audit fees. The decrease for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 is primarily attributable to a $50,000 decrease in consulting fees and a $42,000 decrease in accounting and audit fees.

     During the three months ended December 31, 2000 the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000 based upon a letter agreement to purchase the property which expired in March 2001. Based on the agreement, the Company took an impairment of $53,000 on the value of the land. During the three months and nine months ended June 30, 2000 the Company wrote down the carrying amount of the Arizcan property by $200,000.

Other  Income/Expense

     The Company recognized a gain of $65,000 in the three months ended June 30, 2001 on the sale of 325,000 shares of Nanopierce common stock. During the nine months ended June 30, 2001 recognize an additional gain of $74,000 on the exchange of 37,000 shares of Nanopierce common stock for a total gain of $139,000 for the nine months. During the nine months ended June 30, 2000 the Company realized gains on the sales of its Nanopierce stock of $876,000.

     The consolidated financial statements reflect Nanopierce as an investment accounted for under the equity method of accounting through September 2000. The Company's investment in Nanopierce is carried at zero in the Company's financial statements and therefore the equity method has been suspended and the Company's share of Nanopierce's losses has not been recorded. During the nine months ended June 30, 2001 the Company's voting ownership interest decreased below 20% (approximately 15.8% at June 30, 2001).

     The Company incurred interest expense of $6,000 in the nine months ended June 30, 2001 compared to $27,000 in the nine months ended June 30, 2000. The decrease can be attributed to the redemption of the outstanding convertible debt in March 2000.

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

Liquidity  and  Capital  Resources

     During the nine months ended June 30,, 2001 the Company's cash and cash equivalents used in operating activities of continuing operations was $195,000 primarily resulting from general and administrative expenses.

     During the nine months ended June 30, 2001 the Company received $93,000 from Nanopierce for a note payable bearing interest at 5.75%. The Company also paid notes payable to related parties of $23,000 and paid a note payable to others of $6,000. The Company received $65,000 from the sale of 325,000 shares of Nanopierce common stock. The Company also used $25,000 in investing activities.

     The Company is restructuring itself in order to enhance its prospects for financing, future business operation and acquisitions of new technologies.

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


                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from April 1, 2001 to June 30, 2001.

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

                                    INTERCELL  CORPORATION
                                    (REGISTRANT)

Date:  August 10,  2001                By: /s/ Paul H. Metzinger
                                       -----------------------------
                                        Paul H. Metzinger, President,
                                        Chief  Executive  Officer  &
                                        Chief  Financial  Officer