Form 10KSB
period 2001-09-30
INTERCELL INTERNATIONAL CORP
filed 2001-12-20
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark  one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-14306

                       INTERCELL INTERNATIONAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         84-0928627
------------------------------            -------------------------------------
(State of other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

                       370 Seventeenth Street, Suite 3640
                             Denver, Colorado 80202
              ----------------------------------------------------
              (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                      (Title of Class)       Name of Each
                                           Exchange On Which
                                              Registered
                    -----------------------------------------
                        Common Stock          NASDAQ:BB

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

     As of the close of trading on December 10, 2001, there were 8,374,126 common shares outstanding, 5,321,233 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 10, 2001, was approximately $1,809,219.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure     Yes        No  X
                                               ---       ---

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     Intercell International Corporation (the "Company") was incorporated under the laws of Nevada in May 2000, as a wholly-owned subsidiary of Intercell Corporation, a Colorado Corporation incorporated in October 1983.

     On May 30, 2001, as part of the plan to restructure Intercell Corporation, Intercell Corporation effected a merger with the Company in order to change its corporate domicile to Nevada, to effect a reverse split of its common stock on a 1 for 20 basis and to increase its authorized capital to permit the issuance of stock to honor certain obligations to deliver stock issuable upon outstanding convertible securities.

     As part of the merger, the Company acquired all of the assets and liabilities of Intercell Corporation. Such assets included at September 30, 2001, 8,133,050 shares of the common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At September 30, 2001, the Company owned approximately 14.60% of NanoPierce. NanoPierce is a public company, traded on the Over-the-Counter Bulletin Board under the symbol "NPCT". NanoPierce is in the process of developing and marketing its proprietary technology, the NanoPierce Connection System (NCS).

     Arizcan Properties, Ltd., a wholly-owned subsidiary of the Company ("Arizcan"), holds title to approximately 96-acres in Arizona. The property has been written down to $247,000 to reflect its estimated fair value. In October 2001, the Company sold to a shareholder of the Company all of the issued and outstanding common shares of Arizcan Properties in exchange for 330,000 common shares of NanoPierce.

     On June 6, 1997 Intercell Corporation acquired control of Sigma 7 Corporation ("Sigma 7") and its subsidiary BMI Acquisition Group, Inc. (BMI). On December 31, 1998, Sigma 7 and BMI filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code.

     During the year ended September 30, 2000, Sigma 7 liabilities of $2,012,000 were paid and $114,000 of remaining liabilities were de-recognized as a result of a final judgment from the U.S. Bankruptcy Court. During the year ended September 30, 2001, BMI liabilities of $135,000 were satisfied in exchange for cash of $5,000 and 37,000 shares of Nanopierce common stock and the remaining $1,086,000 BMI liabilities were de-recognized as a result of a final judgment from the U.S. Bankruptcy Court received in July 2001.

     Currently, the Company has no business operations. Management is currently in the process of arranging for financing for the Company and investigating several different business opportunities for the Company.


     EMPLOYEES

     As of September 30, 2001, the Company and its subsidiaries had 1 employee. The Company's employee is not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relation with its employee is satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTIES

     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3640, Denver, Colorado 80202. The offices are leased by NanoPierce.

ITEM 3.     LEGAL PROCEEDINGS

     The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to NanoPierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, NanoPierce obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. The Colorado Court of Appeals remanded the case to the District Court to determine whether Mr. DiFrancesco had waived his right to appeal. On April 23, 2001, the District Court, City and County of Denver issued a Court Order that Mr. DiFrancesco had lost his right to Appeal. Mr. DiFrancesco filed an amended Appeal to review that Order. On December 6, 2001, the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered that the case continue to be heard by the District Court, City and County of Denver.

     Other than the above mentioned lawsuit, to the knowledge of management of the Company, there are no material legal proceedings pending or threatened (other than routine litigation incidental to the business) to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 9, 2001, the Company held a stockholders meeting to approve the increase of the authorized shares of common stock of the Company from 5,000,000 to 100,000,000 shares and to increase the authorized shares of preferred stock from 500,000 to 20,000,000. The motions were approved as follows.

                             FOR               AGAINST            ABSTAIN
Increase
Authorized Common         9,361,781            180,775             46,254
Stock
Increase
Authorized                6,619,439            218,651             39,709
Preferred Stock


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "IICP." The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Market prices after May 31, 2001, reflect the 1 for 20 reverse split of the Company's common stock.

                       2000 FISCAL YEAR             HIGH         LOW
                       ----------------             ----         ---

                    December 31, 1999              $ .08        $.01
                    March 31, 2000                   .30         .28
                    June 30, 2000                    .09         .08
                    September 30, 2000               .09         .05


                       2001 FISCAL YEAR
                       ----------------

                    December 31, 2000              $ .03        $.03
                    March 31, 2001                   .03         .03
                    June 30, 2001                    .40         .40
                    September 30, 2001               .22         .18


     As of September 30, 2001, there were approximately 535 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its Common Stock as of that date.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company made the following unregistered sales of its securities from July 1, 2001 through September 30, 2001.

           TITLE OF
           --------
 DATE     SECURITIES   NO. OF SHARES    CONSIDERATION        PURCHASER
-------  ------------  -------------  ------------------  ---------------
8/13/01  Common Stock      1,123,253  Conversion of       The Cheri
                                      Series C Preferred  Metzinger Trust
                                      Shares
8/13/01  Common Stock        570,194  Conversion of       The Cheri
                                      Series D Preferred  Metzinger Trust
                                      Shares
8/13/01  Common Stock        129,000  Conversion of       H. Glenn
                                      Series E Preferred  Bagwell, Jr.
                                      Shares
8/13/01  Common Stock        301,500  Conversion of       Technologies
                                      Series E Preferred  Investors, LLC
                                      Shares
8/13/01  Common Stock         50,000  Services Performed  Kristi J.
                                                          Kampmann


EXEMPTION FROM REGISTRATION CLAIMED. The sale by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The corporation, which purchased the unregistered securities, was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which it requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Certain Statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

RESULTS OF OPERATIONS

     The Company had no revenue from continuing operations for the years ended September 30, 2001 or 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses were $321,000 in the year ended September 30, 2001 compared to $452,000 for 2000. The decrease is attributable to the Company's cost reduction efforts resulting in decreases in professional fees, consulting expenses and payroll expenses.

     During the fiscal year 2000, the Company wrote down the carrying amount of Arizcan property from $516,000 to $300,000, and in fiscal year 2001, the Company wrote down the carrying amount by an additional $53,000. The write downs were based on negotiations with potential buyers and consideration of market conditions based upon an outstanding offer to buy the property. In October 2001, the Company sold Arizcan in exchange for 330,000 common shares of NanoPierce. The shares were valued at $247,000 based on the market price of the NanoPierce common stock on the date of the Agreement.

OTHER INCOME/EXPENSE

     The Company recognized a gain of $274,000 in the fiscal year 2001 on the sale and exchange of 1,037,000 shares of NanoPierce common stock, compared to a gain of $1,481,000 in 2000 on the sale and exchange of 1,177,500 shares of NanoPierce common stock. The Company earned $2,000 in interest income in the fiscal year 2001 compared to $5,000 in fiscal year 2000. The Company incurred interest expense of $6,000 in fiscal year 2001 compared to $32,000 in fiscal year 2000. The decrease was attributable to the extinguishment of debt over the fiscal year.

DISCONTINUED OPERATIONS

     Subsequent to the Company's 1997 acquisition of Sigma, Sigma issued $1,712,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma in June 1998, the Company entered into an agreement to place 1,050,000 shares of NanoPierce common stock in escrow in July 1999, to be held for the benefit of the Sigma investors. The agreement stipulated that the 1,050,000 shares could be sold in order to pay the Sigma investors. The Agreement provided that no sale of shares may be made below $2.00 per share, and the volume of sales could not exceed 20% of the average weekly trading volume of the common stock of NanoPierce prior to the date of the transaction.

     During year ended September 30, 2000, 562,000 of the 1,050,000 NanoPierce shares held in escrow were sold at prices ranging from $2.01 to $6.44 per share, resulting in cash proceeds of approximately $2,412,000 (the aggregate market value of the shares sold), the proceeds of which were utilized to pay the Sigma 7 note holders principal of $1,712,000 and interest of $700,000. The remaining 488,000 shares of NanoPierce held in escrow were transferred to the escrow agent as consideration for services rendered. The transfer of these shares (with a carrying value of $0, a market value of $4.00 per share, and an aggregate market value of $1,952,000), resulted in a gain on investment in affiliate stock of $1,952,000, as well as expense of $1,952,000, both presented within gain from discontinued operations. Remaining Sigma 7 liabilities of $114,000 were de-recognized as a result of a final judgment regarding Sigma 7 from the U.S. Bankruptcy Court. In addition, $300,000 of BMI liabilities was satisfied in connection with the Company's exchange of 170,000 NanoPierce common shares for debt. These transactions and events resulted in a gain of $2,126,000, presented as a gain on disposal of subsidiaries.

     During November 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The settlement agreement further stipulates that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the Nanopierce common stock on the one-year anniversary date, the Company has recorded a loss on the transaction of $18,000, which is included in the gain on disposal of subsidiaries.

     In July 2001, the remaining BMI liabilities of $1,086,000 were de-recognized as a result of a final judgment regarding BMI from the U.S. Bankruptcy Court. This event resulted in a gain of $1,086,000, presented as a gain on disposal of subsidiaries.

NET INCOME/LOSS

     The Company recognized net income of $964,000 in the fiscal year 2001 compared to net income of $3,195,000 for the fiscal year 2000. The change is attributable to the gains realized upon the sale and exchange of NanoPierce common shares for cash and in connection with the extinguishment of liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year 2001 the Company's cash and cash equivalents from continuing operations decreased by $69,000. This decrease was caused by the Company's continuing efforts to restructure itself.

     The Company had no capital expenditures during fiscal year 2001.

     During the year ended September 30, 2001, the Company advanced $51,000 to an officer of the Company. The advances were unsecured, non-interest bearing and were due on demand. The advances were repaid in October 2001.

     In September 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% note due in September 2002.

     At September 30, 2001, the Company has an unsecured promissory note for $128,000 due to Nanopierce for funds advanced to the Company. This note bears interest at 5.75% per annum and is due on demand.

     During the year ended September 30, 2001 the Company exchanged 37,000 shares of its Nanopierce common stock (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000) to settle certain litigation. The Company also sold 325,000 shares of its Nanopierce common stock for $65,000 ($0.20 per share). The market value of the Company's common stock at the date of sale was $0.30 per share.

PLAN OF OPERATION

     The Company is in the process of restructuring itself in order to enhance its prospects for financing, future business operation and acquisitions.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At November 30, 2001, the Company owned 9,368,050 shares of Nanopierce common stock with a market value of approximately $7,026,038, based upon the closing bid price of $0.75 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only.
SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations of the Company as the Company has no current planned business combinations. The Company is currently assessing the impact, if any, that SFAS No. 142 may have on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101.

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

NAME AND AGE                           POSITION                      PERIOD

Paul H. Metzinger (61)        Director, President, Chief   May 28, 1997 to present.
                              Executive Officer and Chief
                              Financial Officer

Charles E. Bauer, Ph.D. (49)  Director                     Director November 22, 1996
                                                           to present.

Kristi J. Kampmann (29)       Secretary                    July 1999 to present.

Kevin B. Waide (49)           Director                     January 1998 to present.

R. Mark Richards (51)         Director                     February 2000 to present

Mallory Smith (52)            Director                     February 2000 to present

     The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

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

     KRISTI J. KAMPMANN. Ms. Kampmann has been Secretary of the Company since July 1999. In addition, she has served as the Secretary of NanoPierce since February 1998 and the Chief Financial Officer of NanoPierce since October 15, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer, Chief Financial Officer and the Executive Vice President of Technology & Marketing and paralegal for NanoPierce. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. She currently is attending the University of Colorado at Denver, where she will receive her MBA in December 2001.

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

     MALLORY SMITH. CPA. Mr. Smith has been a director of the Company since February 2000. He is currently self-employed as a Certified Public Accountant with six employees. He has a client base of approximately 450 tax clients, 100 monthly small business clients, and 25 business consulting clients. Mr. Smith graduated from Queens College, New York with a B.S. Major Accounting, Mathematics. He has been a member of the Small Business Finance Company Board since 1983, and served on various other boards over the years.

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


ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2001 and 2000 (the "Named Executive Officers"):

                                       ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                           -------------------------------------------------------------------------------------
                                                                           AWARDS                     PAYOUTS
                                                              --------------------------------------------------
NAME & PRINCIPAL     YEAR   SALARY    BONUS    OTHER ANNUAL   RESTRICTED   SECURITIES     LTIP       ALL OTHER
POSITION                     ($)       ($)     COMPENSATION      STOCK     UNDERLYING    PAYOUTS    COMPENSATION
                                                   ($)        AWARDS ($)     OPTIONS       ($)          ($)
                                                                               (#)
Paul H. Metzinger,   2000  $ 45,000  $   -0-  $          -0-          -0-          -0-  $     -0-  $          -0-
Director,            2001  $ 45,000  $   -0-  $          -0-          -0-          -0-  $     -0-  $          -0-
President & CEO(1)

(1) Paul Metzinger was elected President and Chief Executive officer on May 28, 1997. He is compensated pursuant to a written Employment Agreement, dated June 1, 1998 at an annual salary of $210,000.00. Mr. Metzinger's salary has accrued since 1998. At the request of the Board of Directors, effective September 30, 2001, Mr. Metzinger agreed to forgive his past due salary of $270,000 and work out the term of his Employment Agreement without compensation.

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

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 2001. No options were granted during the fiscal year ended September 30, 2001.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 2001 by the Company's executive officers and the 1999 fiscal year-end value of unexercised options. No options were exercised during the fiscal year ended September 30, 2001.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                              AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                   OPTIONS/SARS AT FISCAL    OPTIONS/SAR AT FY-
                                                            YEAR                 END ($)(1)
                                                   ----------------------  ----------------------
NAME                  SHARES
------------------  ACQUIRED ON                         EXERCISABLE/            EXERCISABLE/
                    EXERCISE (#)  VALUE REALIZED       UNEXERCISABLE           UNEXERCISABLE
                    ------------  ---------------  ----------------------  ----------------------
                                        ($)
                                        ---
Paul H. Metzinger              0                0               117,500/0  $             23,500/0

Charles E. Bauer               0                0                 5,000/0  $              1,000/0

Kristi J. Kampmann             0                0                10,000/0  $              2,000/0

Kevin B. Waide                 0                0                 5,000/0  $              1,000/0

(1) The average of the closing bid and asked price of the Common Stock on September 30, 2001 ($0.20) was used to calculate the option value.

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

EMPLOYMENT AGREEMENTS

     On June 1, 1998, the Company entered into a certain employment agreement (the "Employment Agreement") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company (an "Employee"). The Employment Agreement is for a period of four years beginning June 1, 1998. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Mr. Metzinger was receiving an annual salary of $210,000 (each referred to as an "Annual Salary") for the year. However, at the request of the Board of Directors, effective September 30, 2001, Mr. Metzinger agreed to forgive his past due salary of $270,000 and work out the term of his employment agreement without compensation. If an Employment Agreement is subsequently extended by the Board, the Employee's Annual Salary will increase by the amount, if any, in which the Consumer Price Index increased during the previous year. The Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. During the fiscal year ended September 30, 2001, the Company did not grant any options to purchase shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 2001, 338,850 options are exercisable.

     The Company has one Stock Option Plan titled the Intercell Corporation 1995 Compensatory Stock Option Plan (the "1995 Plan"). The Company has reserved 700,000 shares (post stock split) of common stock for issuance under the 1995 Plan.

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

NAME AND ADDRESS OF BENEFICIAL OWNER     NUMBER OF SHARES       % OF
                                                           OUTSTANDING 5
Paul H. Metzinger, President
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3640
Denver, CO 80202                              1,886,078 1          21.65%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                         1,886,078 1          21.65%

Charles E. Bauer, Director
31312 Island Drive
Evergreen, CO 80439
                                                  5,000 2           0.06%

Kristi J. Kampmann, Secretary
370 17th Street, Suite 3640
Denver, CO 80202                                 60,000 3           0.69%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002                                  5,000 4           0.06%

Mallory Smith, Director                           6,461             0.07%
11211 E. Arapahoe Rd, Suite 116
Englewood, CO 80112

R. Mark Richards
Technology Investors, LLC
3892 Weld County Road 45
P.O. Box 388                                      4,313             0.05%
Hudson, CO 80642

Timothy Solomon
Gemini Investments, Ltd.
Cayman National Building
Elgin Avenue
Grand Cayman Islands                            481,394             5.53%
B.W.I.

H. Glenn Bagwell, Jr.
Triad Technologies, LLC
3005 Anderson Drive, Suite 294                  515,779             5.92%
Raleigh, NC 27609

All officers and directors as a group         1,966,852            22.58%
(6 persons)

1 Includes 4,160 shares of common stock owned directly and beneficially by Mr. Metzinger and 1,764,418 shares of common stock and options consisting of 32,500 shares exercisable at $10.00, 85,000 shares exercisable at $7.50, expiring September 30, 2007 owned indirectly and beneficially through his wife. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
2 Includes an option for 5,000 shares of common stock exercisable at $7.50 per share, issued September 30, 1997, expiring on September 30, 2007.
3 Includes 50,000 shares of common stock owned directly and beneficially and options for 2,500 shares of common stock, exercisable at $7.50 per share, expiring on September 30, 2007 and an option for 7,500 shares of common stock, exercisable at $1.00 per share, expiring June 1, 2008.
4 Includes an option for 5,000 shares of common stock, exercisable at $2.00 per share, expiring February 6, 2008.
5 Based on 8,147,761 shares of common stock issued and outstanding on September 30, 2001 and assuming exercise of all 338,850 presently exercisable options and exercise of 48,000 outstanding warrants and conversion of 177,125 shares underlying the remaining outstanding Series C Preferred Shares, there would be 8,711,386 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As compensation for her services for the Company Ms. Kampmann, the Company's Corporate Secretary, was issued 50,000 shares of the Company's restricted common stock in August 2001, valued at $12,000.

     On August 13, 2001, Corporate Advisors, Inc., an entity whose controlling person is the spouse of Mr. Metzinger, and an outside third party provided a Notice of Conversion to the Company to convert 22 of the issued and outstanding Series C Preferred shares. 1,123,253 restricted shares of the Company's common stock was issued to Corporate Advisors, Inc.'s designee, The Cheri L. Metzinger Trust. Such shares are owned beneficially by Mr. Metzinger though his spouse.

     In February 2000, Corporate Advisors, Inc. and an outside third party agreed to purchase all of the Company's outstanding Series D Preferred shares, to be converted into the Company's common stock upon approval of the increase in authorized capital by the Company's shareholders. On August 13, 2001, the Company per the instructions of Corporate Advisors, Inc. issued to The Cheri L. Metzinger Trust 570,194 restricted shares of the Company's common stock underlying the Series D Preferred shares. Such shares are owned beneficially by Mr. Metzinger though his spouse.

     On September 30, 2001, Mr. Metzinger, the President and CEO of the Company signed a Promissory Note in the principle amount of $39,000. The Promissory Note has a term of 1 year and an interest rate of 8% per annum.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report.

          Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.     DESCRIPTION

   10.1(1)      1995 Compensatory Stock Option Plan.

   10.2(2) Employment and Non-Disclosure Non-Competition Agreement, dated June 1, 1998, between Paul H. Metzinger and the Company.

   11*          Statement regarding Computation of Per Share Earnings.

*Filed herewith.

     1. Incorporated by reference to the Company's current Registration Statement on Form s-8, Registration No. 333-67742, and effective August 16, 2001.

     2. Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

          (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the Company's quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERCELL INTERNATIONAL CORPORATION, (A Nevada Corporation)

Date:  December 13, 2001      By  /s/  Paul H. Metzinger
                                  ----------------------------------------------
                                  Paul H. Metzinger, Director, Chief Executive
                                  Officer, President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  December 13, 2001      By  /s/  Paul H. Metzinger
                                  ----------------------------------------------
                                  Paul H. Metzinger, Director, Chief Executive
                                  Officer, President and Chief Financial Officer


Date:  December 13, 2001      By  /s/  Kevin B. Waide
                                  ----------------------------------------------
                                  Kevin B. Waide, Director


Date:  December 13, 2001      By  /s/  Mallory Smith
                                  ----------------------------------------------
                                  Mallory Smith, Director

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

FINANCIAL STATEMENTS


              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-3

Consolidated Balance Sheet - September 30, 2001                              F-4

Consolidated Statements of Operations - Years ended
     September 30, 2001 and 2000                                             F-5

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit) - Years ended September 30,
     2001 and 2000                                                           F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 2001 and 2000                                             F-8

Notes to Consolidated Financial Statements                                  F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Intercell International Corporation

We have audited the accompanying consolidated balance sheet of Intercell International Corporation and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell International Corporation and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



GELFOND HOCHSTADT PANGBURN, P.C.


Denver,  Colorado
November 30, 2001, except for the second paragraph of Note 12, as to which the date is December 6, 2001

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2001



                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                       $     31,000
  Advances receivable - related party (Note 4)                          51,000
  Other receivable                                                       4,000
                                                                  -------------
    Total current assets                                                86,000
                                                                  -------------

Deposit                                                                  4,000
Note receivable - related party (Note 4)                                39,000
Investment in land held for sale (Note 5)                              247,000
                                                                  -------------
                                                                       290,000
                                                                  -------------

       Total assets                                               $    376,000
                                                                  =============

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                        $    133,000
  Note payable - related party (Note 6)                                128,000
  Note payable - shareholder (Note 6)                                   44,000
  Deferred gain on agreement to sell affiliate stock (Note 8)          423,000
                                                                  -------------

    Total liabilities (all current)                                    728,000
                                                                  -------------

Commitments and contingencies (Notes 8 and 12)

Stockholders' deficit (Note 9):
  Convertible preferred stock; $0.001 par value;
   20,000,000 shares authorized:
    Series C; .2 shares issued and outstanding
     (liquidation preference of $55,000)                                47,000
  Warrants and options to acquire common stock                       1,175,000
  Common stock; $0.001 par value; 100,000,000 shares authorized
    8,147,761 shares issued and outstanding                              8,000
  Additional paid-in capital                                        35,556,000
  Accumulated deficit                                              (36,744,000)
  Receivable under agreement to sell affiliate stock (Note 8)         (394,000)
                                                                  -------------
      Total stockholders' deficit                                     (352,000)
                                                                  -------------

        Total liabilities and stockholders' deficit               $    376,000
                                                                  =============


See accompanying notes to consolidated financial statements.

                 INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations

                                                                  Years Ended
                                                                 September 30,
                                                          ---------------------------
                                                              2001           2000
                                                          -------------  ------------
General and administrative expense                        $    321,000       452,000
Impairment of investment in land (Note 5)                       53,000       216,000
                                                          -------------  ------------

Loss from operations                                       (   374,000)  (   668,000)
                                                          -------------  ------------

Gain on sale and exchange of affiliate stock (Note 8)          274,000     1,481,000
Interest income                                                  2,000         5,000
Interest expense                                           (     6,000)  (    32,000)
                                                          -------------  ------------

                                                               270,000     1,454,000
                                                          -------------  ------------

Income (loss) from continuing operations                   (   104,000)      786,000
                                                          -------------  ------------

Discontinued operations (Note 7):
  Gain on disposal of subsidiaries                           1,068,000     2,126,000
                                                          -------------  ------------

Gain from discontinued operations                            1,068,000     2,126,000
                                                          -------------  ------------

Income before extraordinary item                               964,000     2,912,000

Extraordinary gain on extinguishment of debt (Note 10)               -       283,000
                                                          -------------  ------------

Net income                                                     964,000     3,195,000

Deemed dividend on Series D and E preferred stock
  relating to in-the-money conversion terms (Note 9)       (   149,000)  (    57,000)
Accrued dividends on Series D and E
  preferred stock (Note 9)                                 (   135,000)  (   153,000)
Accretion on Series C preferred stock (Note 9)             (    18,000)  (    23,000)
                                                          -------------  ------------

Net income applicable to common stockholders              $    662,000     2,962,000
                                                          =============  ============

Net income (loss) per share, applicable to
  common stockholders:
   Basic:
    Income (loss) from continuing operations              $(      0.07)         0.12
    Income from discontinued operations                           0.19          0.45
    Extraordinary gain                                               -          0.06
                                                          -------------  ------------
    Net income                                            $       0.12          0.63
                                                          =============  ============
   Diluted:
    Income (loss) from continuing operations              $(      0.07)         0.07
    Income from discontinued operations                           0.19          0.27
    Extraordinary gain                                               -          0.04
                                                          -------------  ------------
    Net income                                            $       0.12          0.38
                                                          =============  ============

Weighted average number of common shares outstanding:
    Basic                                                    5,435,609     4,736,858
                                                          =============  ============
    Diluted                                                  5,629,075     7,857,972
                                                          =============  ============


See accompanying notes to consolidated financial statements.

                                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                             Years Ended September 30, 2001 and 2000



                                                                                            Receivable
                                                                                               Under
                          Convertible        Warrants and                                    Agreement
                        Preferred Stock       Options to      Common Stock     Additional     to Sell                    Total
                        ---------------         Acquire     ------------------   Paid-In     Affiliate  Accumulated  Stockholders'
                       Shares     Amount     Common Stock    Shares    Amount    Capital      Stock       Deficit       Deficit
                       -------  -----------  -------------  ---------  -------  ----------  ----------  ------------  ------------
Balances,
  October 1, 1999        57.5   $3,282,000   $  3,075,000   3,315,454  $ 3,000  $29,355,000  $(394,000) $(40,368,000) $(5,047,000)
Shares issued for
  fractional shares
  under reverse stock
  split                     -            -              -         191        -           -          -             -             -
Conversion of Series
  C Preferred Stock
  to common stock       ( 2.2)   ( 428,000)             -   1,178,955    1,000     427,000          -             -             -
Amortization of
  deemed dividend           -       57,000              -           -        -           -          -   (    57,000)            -
Accrual of                                                                                                                      -
  preferred stock
  dividend                  -      153,000              -           -        -           -          -   (   153,000)            -
Accretion on
  preferred stock           -       23,000              -           -        -           -          -   (    23,000)            -
Issuance of Series E
  preferred stock        50.0            -              -           -        -     100,000          -             -       100,000
Shares issued for
  exercise of warrant       -            -     (   15,000)        500        -      15,000          -             -             -
Receivable under
  agreement to sell
  affiliate stock           -            -              -           -        -           -  ( 300,000)            -   (   300,000)
Exchange of
  convertible
  debentures for
  common stock              -            -     (   15,000)    500,000    1,000     102,000          -             -        88,000
Net income                  -            -              -           -        -           -          -     3,195,000     3,195,000
                       -------  -----------  -------------  ---------  -------  ----------  ----------  ------------  ------------

Balances,
  September 30, 2000    105.3    3,087,000      3,045,000   4,995,100    5,000  29,999,000  ( 694,000)  (37,406,000)   (1,964,000)



                                   (Continued)

                                    INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                           Years Ended September 30, 2001 and 2000
                                                         (Continued)

                                                                                                  Receivable
                                                                                                     Under
                               Convertible          Warrants                                       Agreement
                             Preferred Stock       and Options       Common Stock    Additional     to Sell
                         -----------------------   to Acquire    -------------------   Paid-In     Affiliate    Accumulated
                          Shares       Amount     Common Stock    Shares     Amount    Capital       Stock        Deficit
                         ---------  ------------  -------------  ---------  --------  ----------  -----------  -------------
Balances,
  September 30, 2000        105.3     3,087,000      3,045,000   4,995,100     5,000  29,999,000    (694,000)   (37,406,000)
Conversion of
  preferred stock
  to common stock:
    Series C             (    1.1)   (  254,000)             -   1,604,647     2,000     252,000           -              -
    Series D             (   54.0)   (2,980,000)             -     950,323     1,000   2,979,000           -              -
    Series E             (   50.0)   (  108,000)             -     430,500         -     108,000           -              -
Shares issued for
  services                      -             -              -      50,000         -      12,000           -              -
Options issued to
  consultant                    -             -         66,000           -         -           -           -              -
Shares issued for
  option exercised              -             -     (   66,000)    117,191         -      66,000           -              -
Expired warrants                -             -     (1,870,000)          -         -   1,870,000           -              -
Forgiveness of accrued
  payroll owed to
  officer/shareholder           -             -              -           -         -     270,000           -              -
Reduction in receivable
  under agreement to
  sell affiliate stock          -             -              -           -         -           -     300,000              -
Amortization of
  deemed dividend               -       149,000              -           -         -           -           -   (    149,000)
Accrual of preferred
  stock dividend                -       135,000              -           -         -           -           -   (    135,000)
Accretion on
  preferred stock               -        18,000              -           -         -           -           -   (     18,000)
Net income                      -             -              -           -         -           -           -        964,000
                         ---------  ------------  -------------  ---------  -------- -----------  -----------  -------------

Balances,
  September 30, 2001           .2   $    47,000   $  1,175,000   8,147,761  $  8,000 $35,556,000  $ (394,000)  $(36,744,000)
                         =========  ============  =============  =========  ======== ===========  ===========  =============


                              Total
                          Stockholders'
                            Deficit
                         --------------
Balances,
  September 30, 2000        (1,964,000)
Conversion of
  preferred stock
  to common stock:
    Series C                         -
    Series D                         -
    Series E                         -
Shares issued for
  services                      12,000
Options issued to
  consultant                    66,000
Shares issued for
  option exercised                   -
Expired warrants                     -
Forgiveness of accrued
  payroll owed to
  officer/shareholder          270,000
Reduction in receivable
  under agreement to
  sell affiliate stock         300,000
Amortization of                      -
  deemed dividend                    -
Accrual of preferred
  stock dividend                     -
Accretion on
  preferred stock                    -
Net income                     964,000
                         --------------

Balances,
  September 30, 2001     $  (  352,000)
                         ==============


See accompanying notes to consolidated financial statements.

                 INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows


                                                                  Years Ended
                                                                 September 30,
                                                          ---------------------------
                                                              2001           2000
                                                          -------------  ------------
Cash flows from operating activities:
 Net income                                               $    964,000     3,195,000
 Less gain from discontinued operations                    ( 1,068,000)  ( 2,126,000)
                                                          -------------  ------------
  Income (loss) from continuing operations                 (   104,000)    1,069,000
 Adjustments to reconcile net income to net cash used
  in operating activities:
  Extraordinary gain on extinguishment of debt                       -   (   283,000)
  Loss from asset impairment                                    53,000       216,000
  Common stock, warrants and options issued for expenses        78,000             -
  Gain on sale and exchange of affiliate stock             (   274,000)  ( 1,481,000)
  Changes in operating assets and liabilities:
   Increase in deposit                                     (     4,000)            -
   (Increase) decrease in restricted cash                       22,000   (     1,000)
   Increase in other receivable                            (     4,000)            -
   Decrease in accounts payable and
     accrued liabilities                                   (    40,000)  (    63,000)
   Decrease in payable to affiliate                                  -   (    74,000)
                                                          -------------  ------------

    Net cash used in continuing operations                 (   273,000)  (   617,000)
                                                          -------------  ------------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock                         200,000       600,000
 Increase in advances and related party
  notes receivable                                          (   90,000)        7,000
                                                          -------------  ------------

   Net cash provided by investing activities                   110,000       607,000
                                                          -------------  ------------

Cash flows from financing activities:
 Proceeds from note payable to related party                   128,000             -
 Payment on note payable to related party                  (    23,000)            -
 Payment on note payable to shareholder                    (     6,000)            -
 Proceeds from sale of convertible preferred stock                   -       100,000
                                                          -------------  ------------

  Net cash provided by financing activities                     99,000       100,000
                                                          -------------  ------------

Cash flows from discontinued operations:
 Net cash used in operations                               (     5,000)            -
                                                          -------------  ------------

Net increase (decrease) in cash and cash equivalents       (    69,000)       90,000

Cash and cash equivalents, beginning of year                   100,000        10,000
                                                          -------------  ------------

Cash and cash equivalents, end of year                    $     31,000       100,000
                                                          =============  ============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                   $      5,000             -
                                                          =============  ============

                                   (CONTINUED)

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)


  Supplemental disclosure of noncash investing and financing activities:
                                                                   Years Ended
                                                                  September 30,
                                                              -------------------
                                                                 2001      2000
                                                              ----------  -------
Conversion of preferred stock to common stock                 $3,342,000  428,000
Exchange of convertible debentures for common stock                    -   88,000
Amortization of deemed dividend on preferred stock               149,000   57,000
Accrual of preferred stock dividend                              135,000  153,000
Accretion on preferred stock                                      18,000   23,000
Receivable under agreement to sell affiliate stock                     -  300,000
Acquisition of convertible debt, warrant, accrued interest
  and related payables in exchange for common stock and
  affiliate stock:
     Common stock                                                     -   102,000
     Affiliate stock                                                  -   276,000
Forgiveness of accrued payroll owed to officer/shareholder       270,000        -
Reduction in receivable under agreement to sell affiliate
  stock and related deferred gain                                300,000        -
Exchange of affiliate stock for liabilities of discontinued
  operations                                                      74,000        -


See accompanying notes to consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


(1)  BASIS OF PRESENTATION, BUSINESS AND MANAGEMENT'S PLANS

     Basis of Presentation and Business

     The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation, formerly Intercell Corporation as discussed below (the Company), and its wholly-owned subsidiaries Sigma 7 Corporation (Sigma 7), BMI Acquisition Group, Inc. (BMI), Particle Interconnect Corp., and Arizcan Properties, Ltd. ("Arizcan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Prior to June 1998, Sigma 7, through its subsidiary BMI, developed and utilized a proprietary patch technology to produce fully functional computer memory modules from defective memory chips. In June 1998, the Company discontinued the operations of Sigma 7 and BMI, and in December 1998, Sigma 7 and BMI filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code. During the year ended September 30, 2000, the U.S. Bankruptcy Court closed the Sigma 7 bankruptcy case and during the year ended September 30, 2001, the U.S. Bankruptcy Court closed the BMI bankruptcy case (Note 7).

     Particle Interconnect Corp. is a non-operating subsidiary with no assets or liabilities, and Arizcan is a subsidiary which owns an investment in land held for sale (Note 6).

     Re-incorporation and Common Stock Split

     At a special meeting of shareholders held in May 2001, the shareholders approved a change of the Company's state of incorporation from Colorado to Nevada. The re-incorporation was accomplished by merging Intercell Corporation into Intercell International Corporation, a wholly-owned subsidiary of Intercell Corporation, formed in May 2000 for the sole purpose of the re-incorporation. Subsequent to the re-incorporation, the Board of Directors approved a 1-for-20 reverse split of the preferred stock and common stock thereby decreasing the number of issued and outstanding preferred and common shares and increasing the par value of each share to $0.001. All references in the accompanying consolidated financial statements to the number of preferred and common shares and per share amounts have been restated to reflect the stock split.

     Investment in Nanopierce

     As of September 30, 2001, the Company owns approximately 14.6% of the outstanding common stock of Nanopierce Technologies, Inc. ("Nanopierce"). The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through September 30, 2001.

     The Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 35.1% at October 1, 1999, to approximately 25.2% at September 30, 2000 and to approximately 14.6% at September 30, 2001. The decrease in

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ownership interest was due to the Company's sale of certain Nanopierce shares owned by the Company or by the Company transferring certain Nanopierce shares to satisfy certain liabilities of the Company (Note 8) and various Nanopierce stock transactions in which Nanopierce issued additional shares of its common stock primarily to obtain additional financing. At October 1, 1999, and through September 30, 2001, the Company's investment in Nanopierce was $0, and therefore the Company has suspended recognition of its proportionate share of Nanopierce's net losses during the years ended September 30, 2001 and 2000.

     At September 30, 2001, the Company owned 8,193,050 shares of Nanopierce common stock, and based upon the closing bid price of $0.70 per share, the market value of the Company's investment in Nanopierce common shares at September 30, 2001, was approximately $5,735,000. At November 30, 2001, the Company owned 9,368,050 shares of Nanopierce common stock (as a result of transactions which occurred subsequent to September 30, 2001; Notes 5 and 8.) with a market value of approximately $7,026,000, based upon the closing bid price of $0.75 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

     Management's Plans

     The Company incurred significant operating losses in prior years and has a working capital deficiency and a stockholders' deficit at September 30, 2001. To address its cash flow concerns, during the year ended September 30, 2001, the Company sold 1,000,000 shares of its stock of Nanopierce for $200,000 cash and the Company exchanged 37,000 shares of its stock of Nanopierce valued at $74,000 in exchange for liabilities (Note 8). The Company's management believes it may be able to perform similar sales/exchanges of its Nanopierce common stock during 2002, subject to various restrictions on such sales/exchanges. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

     Notes and Other Receivables

     Management periodically evaluates receivable balances. Evaluations are based primarily on assessments of the borrowers' financial condition and the underlying value of the collateral to determine if any impairment is evident.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities, and the other receivable and note payable approximate fair values due to the short maturities of such instruments. Management is not able to practicably estimate the fair values of the related party advances receivable and note payable, due to the related party nature of the underlying transactions.

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

     Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of stock options, warrants, and convertible preferred stock. At September 30, 2001 and 2000 the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 562,744 and 3,517,429 respectively.

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Subsidiary Equity Transactions

     The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with these transactions in 2001 or 2000.

     Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and No. 142 may have on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.


(3)  BUSINESS RISK

     The Company and its affiliate Nanopierce are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  RELATED PARTY RECEIVABLES

     During the year ended September 30, 2001, the Company advanced $51,000 to an officer of the Company. The advances were unsecured, non-interest bearing and were due on demand. The advances were repaid in October 2001.

     In September 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% note due in September 2002.


(5)  INVESTMENT IN LAND HELD FOR SALE

     The investment in land held for sale consists of approximately 97 acres of undeveloped rangeland located in Arizona. In June 2000, the Company concluded that an impairment charge of $216,000 was necessary to reduce the carrying amount of the land to $300,000, which was the estimated fair value less costs to sell, based on negotiations with potential buyers and consideration of market conditions. In 2001, the Company concluded that an additional impairment charge of $53,000 was necessary at December 31, 2000, to reduce the carrying amount of the land to its estimated fair value ($250,000) less estimated costs to sell of $3,000, based on a letter agreement with a potential third-party buyer that provided for a sales price of $250,000. The letter agreement with this potential buyer expired in March 2001.

     In October 2001, the Company sold to a shareholder of the Company all of the common stock of Arizcan, which owns the land, in exchange for 330,000 common shares of Nanopierce. The shares were valued at $247,000 based on the quoted market price of the Nanopierce common stock at the date of the agreement.


(6)  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

     Notes Payable - Related Parties

     At September 20, 2000, the Company had a $23,000 unsecured, non-interest bearing note payable to an officer of the Company for funds advanced to the Company. The demand note was paid in 2001.

     At September 30, 2001, the note payable to related party consists of an unsecured promissory note for $128,000 due to Nanopierce for funds advanced to the Company. This note bears interest at 5.75% per annum and is due on demand.

     Note Payable - Shareholder

     Note payable - shareholder, represents a 10% note due on demand and collateralized by 500,000 shares of Nanopierce common stock. The balance of the note was $50,000 on September 30, 2000. During the year ended September 30, 2001, the Company paid $6,000 on the note. In October 2001 the Company paid $10,000 and issued 226,365 shares of the Company's common stock in payment of the $44,000 note payable and related accrued interest of $2,000. The market value of the Company's common stock at the date of issuance, based on the quoted market price per share, was $36,000.

     Convertible Debentures

     Prior to October 1, 1999, the Company issued $750,000 of Series A-1 and $750,000 of Series A-2 convertible debentures with warrants attached. In connection with the debt issue, warrants were issued to the debt holders, entitling each holder to purchase 10,000 shares of the Company's common stock for $3.40, $10.00 and $20.00 per share, respectively through December 1, 1999. The portion of the proceeds

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     applicable to these warrants was $15,000. The Company also issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $3.00 per share as a part of the commission paid to a third party investment banker on the debentures.

     The Series A-1 debentures required quarterly interest payments at 9% per annum, beginning March 1, 1998 with the balance due on December 1, 1999. The debenture was convertible at the option of the holder after 60 days from the date of issuance at a conversion price per share equal to the lessor of 85% of the market price as defined, or $15.00.

     The Series A-2 convertible debentures required quarterly interest payments at 9% per annum, beginning June 1, 1998, with an original maturity date of April 1999, at a conversion price for each share of common stock at 85% of the market price as defined in the financing agreement.

     Effective December 1, 1999, at the option of the debenture holder, the remaining $91,425 of principal and $10,375 of accrued interest were converted into 500,000 shares of the Company's common stock at 85% of the market price of the common stock at the date of conversion ($.20 per share).

     During the three months ended March 31, 2000, the Company acquired the remaining outstanding convertible debentures of $735,000, accrued interest and other liabilities of $225,000, and a related warrant to purchase 10,000 shares of common stock of the Company, as well as a $300,000 note payable by BMI to the debenture holder (Note 7), in exchange for 170,000 shares of the Company's Nanopierce shares (with a carrying value of $0, a market value of $5.13 per share, and an aggregate market value of $871,000), resulting in a $300,000 gain on disposal of subsidiaries (BMI) and a $104,000 extraordinary gain (Note 10). This transaction released certain assets of the Company which had previously been pledged as collateral on the convertible debentures.


(7)  DISCONTINUED OPERATIONS

     Subsequent to the Company's 1997 acquisition of Sigma 7, Sigma 7 issued $1,712,000 of promissory notes in a private placement. In connection with the Company's decision to discontinue operations of Sigma 7 in June 1998, the Company entered into an agreement to place 1,050,000 shares of Nanopierce common stock (which had a carrying value of $0) in escrow in July 1999, to be held for the benefit of the Sigma 7 investors. The agreement stipulated that the 1,050,000 shares could be sold in order to pay the Sigma 7 investors, provided that no sale of shares could be made below $2.00 per share, and the volume of sales could not exceed 20% of the average weekly trading volume of the common stock of Nanopierce prior to the date of the transaction.

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Remaining Sigma 7 liabilities of $114,000 were de-recognized as a result of a final judgment regarding Sigma 7 from the U.S. Bankruptcy Court. In addition, $300,000 of BMI liabilities were satisfied in connection with the Company's exchange of 170,000 Nanopierce common shares for debt. These transactions and events resulted in a gain of $2,126,000 in 2000, presented as a gain on disposal of subsidiaries.

     During November 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and an aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The settlement agreement stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the Nanopierce common stock on the one-year anniversary date, the Company has recorded a loss on the transaction of $18,000, which is included in the gain on disposal of subsidiaries.

     In July 2001, the remaining BMI liabilities of $1,086,000 were de-recognized as a result of a final judgment regarding BMI from the U.S. Bankruptcy Court. This event resulted in a gain of $1,086,000, presented as a gain on disposal of subsidiaries.


(8)  AGREEMENTS TO SELL AFFILIATE STOCK AND AFFILIATE STOCK SALES

     Agreements to Sell Affiliate Stock

     Prior to October 1, 1999, the Company entered into an agreement to sell 845,000 shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $0.36 per share, and an aggregate market value of $304,000) in exchange for a $423,000 note receivable. The note bears interest at 10% and was due September 30, 2001. The shares were sold at $0.50 per share representing a premium of 38.9% over the closing bid price per share ($0.36) on the date of the agreement. As the carrying value of the Nanopierce common stock exchanged for the $423,000 note receivable was $0, the transaction resulted in a potential $423,000 gain. Due to the uncertainty regarding the ultimate realization of the gain on the transaction, the note receivable balance was classified as a reduction to stockholders' equity (deficit) at the date of the transaction and through September 30, 2001, and a liability was recorded for the potential unrealized gain. A payment of $29,000 was received in September 1999, and was recorded as a reduction to the note receivable. The purchaser of the stock had the option of putting back to the Company the 845,000 shares of Nanopierce common stock on the due date of the note in full satisfaction of the note. In October 2001 the purchaser returned to the Company the 845,000 shares of Nanopierce common stock in satisfaction of the $394,000 note receivable from the purchaser.

     In February 2000, the Company agreed to sell 1,500,000 shares of its Nanopierce common shares (with a carrying value of $0, a market value of $5.00 per share, and an aggregate market value of $7,500,000) to the Series E Preferred Stockholders for $900,000. At September 30, 2000, $600,000 of the $900,000 had been received in cash, and the remaining $300,000 receivable was non-interest bearing, and was collateralized by 60,000 shares of Nanopierce common stock held by the Series E Preferred Stock holders. The Company recognized a $600,000 gain on the sale of the

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Nanopierce stock in 2000, which represented the difference between the carrying value of the Company's investment in the Nanopierce stock ($0) and the cash received. Due to the uncertainty regarding the ultimate realization of the gain on the receivable portion of the transaction, the receivable balance was classified as a reduction to stockholders' equity (deficit) at the date of the transaction, and a liability was recorded for the unrealized gain.

     The $300,000 receivable was due on or before the approval date of an amendment to the Company's articles of incorporation, increasing the number of outstanding common shares, which occurred on August 9, 2001 (Note 9). Effective August 9, 2001, the purchaser elected to tender the 60,000 shares of Nanopierce pledged as collateral in lieu of cash and cancel the payable unconditionally. As a result, the Company derecognized the $300,000 receivable and related deferred gain as of August 9, 2001.

     Affiliate Stock Transactions

     During the year ended September 30, 2000, the Company exchanged 170,000 shares of its Nanopierce common stock (with a carrying value of $0, a market value of $5.13 per share, and an aggregate market value of $871,000) as payment on the Company's convertible debentures, accrued interest, and certain BMI liabilities. A gain of $871,000 was recognized on this transaction. During the year ended September 30, 2000, the Company also exchanged 7,500 shares of Nanopierce common stock (with a carrying value of $0, a market value of $1.33 per share, and an aggregate market value of $10,000) for a 2.7-acre Arizcan land parcel valued at $10,000, resulting in a gain of $10,000.

     During the year ended September 30, 2001, the Company exchanged 37,000 shares of its Nanopierce common stock (with a carrying value of $0, a market value of $2.00 per share, and an aggregate market value of $74,000) to settle certain litigation (Note 12). In April 2001, the Company agreed to sell 1,000,000 shares of its Nanopierce common stock to a shareholder of the Company who is also related to a board member for $200,000 ($0.20 per share). The 1,000,000 shares had a carrying value of $0 and were subject to various restrictions whereby the Company was unable, at that date, to sell the shares in the open market. The market value of unrestricted Nanopierce common stock at the date of the agreement was approximately $0.35 per share. Through September 30, 2001, the Company received $200,000 under the agreement and recorded a gain on sale of affiliate stock of $200,000.

(9)  STOCKHOLDERS' EQUITY (DEFICIT)

     Authorized Capital

     The Company held a special meeting in August 2001 to among other things, increase its authorized common shares, par value of $0.001 per share, from 5,000,000 to 100,000,000 shares and to increase its authorized preferred shares, par value of $0.001 per share, from 500,000 to 20,000,000 shares.

     Series C Preferred Stock

     In December 1996, the Company issued 26.25 shares of no par value Series C Preferred Stock (Series C Preferred Stock) and detachable warrants in a private placement for $4,672,500 (net of issuance costs of $577,500).

     Each share of Series C Preferred Stock is convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and is subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. The Series C Preferred Stock became subject to automatic conversion in December 1999.

     The conversion terms include a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since December 16, 1996. The beneficial adjustment is treated as an accretion on the Series C Preferred Stock. For the years ended September 30, 2001 and 2000, the amount of accretion was $18,000 and $23,000, respectively. The Series C Preferred Stock contains a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C Preferred Stock are not entitled to voting rights.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Shares of Series C Preferred Stock, purchased in excess of certain quantities as described in the preferred stock agreements, or purchased in addition to previous purchases of shares of Series B Preferred Stock, are accompanied by detachable warrants to purchase a number of shares of common stock of the Company equal to between 25% and 50% of the original aggregate purchase price of the shares of Series C Preferred Stock divided by a fixed conversion rate of $65.00 per share, exercisable 105 days after original issuance. The amount of proceeds allocated to the warrants was based on the fair value of the warrants on the date of the Series C Preferred Stock offering as determined using the Black-Scholes pricing model. As of September 30, 2001, warrants to acquire 735,386 shares of common stock were outstanding. These warrants expired in November 2001.

     For the year ended September 30, 2001, 1.1 shares of Series C Preferred Stock were converted into 1,604,647 shares of common stock. For the year ended September 30, 2000, 2.2 shares of Series C Preferred Stock were converted into 1,178,955 shares of common stock. A total of .2 shares of Series C Preferred Stock are outstanding at September 30, 2001, which are subject to automatic conversion on December 31, 2001.

     Series D Preferred Stock

     During the year ended September 30, 2001 all of the shares of Series D redeemable convertible preferred stock (54.0 shares) were converted into 950,323 shares of common stock.

     Each share of Series D preferred stock was convertible into common stock at the then current market price multiplied by a conversion factor (90% of market in January 2003). The Company recognized a deemed dividend in its net income (loss) per common share calculation over the period beginning with the date of issuance through the date of conversion. The amount of deemed dividend for the years ended September 30, 2001 and 2000 was $49,000 and $57,000, respectively.

     The Series D Preferred shares were entitled to receive a cumulative 6% dividend. For the years ended September 30, 2001 and 2000, accrued dividends on the Series D Preferred Stock were $129,000 and $150,000, respectively.

     Series E Preferred Stock

     On February 14, 2000, the Company's board of directors authorized the issuance of 50,000 shares of a newly created Series E Convertible Preferred Stock.

     The Series E Preferred shares were issued in March 2000, with a cumulative dividend of six percent per year and were convertible into common stock upon the completion of the Company's re-incorporation to Nevada, a reverse split of the shares of the Nevada Corporation, and an increase in the authorized number of common shares of the Company. For the years ended September 30, 2001 and 2000, accrued dividends on the Series E preferred stock were $6,000 and $3,000, respectively. The Series E Preferred
     Stock was convertible into common stock at a ratio equal to five percent of the common stock outstanding of the Company on a fully diluted basis. The intrinsic value of the beneficial conversion feature of the Series E Convertible Preferred Stock was $100,000 and was amortized to dividends during the year ended September 30, 2001. During the year ended September 30, 2001 all of the shares of Series E redeemable convertible preferred stock (50 shares) were converted into 430,500 shares of common stock.

     Capital Transaction

     Effective September 30, 2001, an officer of the Company forgave $270,000 of accrued salary, which has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock Options

     Intercell has established a Compensatory Stock Option Plan (the Option
     Plan) and has reserved 700,000 shares of common stock for issuance under the Option Plan. Incentive stock options can be granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. Vesting provisions are determined by the board of directors. All stock options expire 10 years from the date of grant.

A summary of the status of the Option Plan is as follows:

                                                            September 30,
                                        ----------------------------------------------------
                                                  2001                       2000
                                        --------------------------  ------------------------
                                                      Weighted-                 Weighted-
                                                       Average                  Average
                                         Shares    Exercise Price   Shares   Exercise Price
                                        ---------  ---------------  -------  ---------------
Outstanding at
  beginning of year                      346,350   $         17.74  346,350  $         17.74
Granted                                  142,500               .10        -                -
Forfeited                                      -                 -        -                -
Exercised                               (150,000)              .10        -                -
                                        ---------                   -------
Outstanding at end of year               338,850             17.74  346,350            17.74
                                        =========                   =======

Options exercisable at end of year       338,850             17.74  346,350            17.74

Weighted-average fair value of options
  granted during the year at market                            .46                         -

Weighted-average fair value of options
  granted during the year at less than
  market                                                       .46                         -

During the year ended September 30, 2001, options to purchase 142,500 shares of common stock were granted to a former consultant to the Company as incentive compensation. The options were exercisable immediately at $0.10 per share and were valued at $66,000 utilizing the Black-Scholes option pricing model. These options, along with 7,500 other options (150,000 options) were exercised (cashless exercise) in exchange for 117,191 shares of common stock in 2001.

     The following table summarizes information about stock options outstanding as of September 30, 2001:

                                 Options Outstanding                 Options Exercisable
                  ---------------------------------------------  ---------------------------
                                 Weighted-
                                  Average          Weighted-                    Weighted-
Range of            Number       Remaining          Average        Number        Average
Exercise Prices   of Options  Contractual Life  Exercise Price   of Options  Exercise Price
----------------  ----------  ----------------  ---------------  ----------  ---------------
1.00-10.00           276,000        5.38 years  $          8.24     276,000  $          8.24
15.00-30.00           14,800              4.54            18.60      14,800            18.60
40.00-80.00           48,050              4.89            72.05      48,050            72.05
                  ----------                                     ----------
                     338,850              5.13            17.74     338,550            17.74
                  ==========                                     ==========

Accounting for Stock-Based Compensation Under SFAS No. 123

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock plans. Had compensation cost for the Company's stock plan been determined based on the fair value at the grant dates for

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


awards under the plan consistent with the method prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share amounts would not change for 2001 or 2000 since no employee options were granted or vested during those years.

Warrants

At September 30, 2001, the following warrants to purchase common stock were outstanding:

               Number of Common          Exercise         Expiration
          shares covered by warrants       price            date
          ---------------------------    ---------    -----------------

                  36,769  (a)            $     .40    November 30, 2001
                  10,000  (b)            $    3.00    December 3, 2002
                --------
                  46,769
                ========


(a) Warrants issued in connection with Series C Preferred Stock. The initial exercise price was $3.25. On each anniversary after issuance of the warrant, the exercise price is reset to the lessor of the initial exercise price or the lowest reset price. The reset price is the average closing price of the common stock for the five trading days ending on the anniversary date of the date of issuance.

(b)  Warrants issued for consulting services.

     During the year ended September 30, 2000 warrants to purchase 500 shares of the Company's common stock were exercised at an exercise price of $0.40 per share.

     During the year ended September 30, 2001 warrants to purchase 64,603 common shares expired.

(10) EXTRAORDINARY ITEM

     The Company recorded an extraordinary gain of $283,000 during the fiscal year 2000 as a result of the settlement of certain accounts payable at less than the carrying amount ($179,000) and in connection with the exchange of Nanopierce common shares for convertible debentures and related accrued interest ($104,000).

(11) INCOME TAXES

     The Company did not incur income tax expense for the years ended September 30, 2001 and 2000. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax income
     (loss) from continuing operations as a result of the following:

                                                  Years Ended
                                                 September 30,
                                             --------------------
                                             2001            2000
                                             ----            ----

Expected income tax (benefit)             $(35,000)       $ 295,000
State income taxes                         ( 4,000)          39,000
Change in valuation allowances              39,000         (334,000)
                                            ------          -------
                                          $     -         $       -
                                            ======          =======

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2001 are as follows:

          Deferred tax assets:
            Net operating loss carryforwards     $ 1,060,000
            Basis in land held for sale              450,000
                                                 -----------
                                                   1,510,000
          Less valuation allowance               ( 1,510,000)
                                                 -----------
            Net deferred tax assets              $         -
                                                 ===========


     As of September 30, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $2,800,000 and a capital loss carryforward of approximately $4,000,000 after giving effect to an ownership change and liquidation of certain subsidiaries. The capital loss carryforward expires in 2004, and the net operating losses expire from 2004 to 2019. The Company's net operating loss carryforwards are subject to annual limitations which may defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.


(12) COMMITMENTS AND CONTINGENCIES

     Office Lease

     The Company shares office space with Nanopierce. Nanopierce, which leases the space, paid all of the required lease payments during the 2001 and 2000 fiscal years. The portion of lease expense allocated to the Company was not material during the 2001 or 2000 fiscal years.

     Litigation

     The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to NanoPierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, NanoPierce obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. The Colorado Court of Appeals remanded the case to the District Court to determine whether Mr. DiFrancesco had waived his right to appeal. On April 23, 2001, the District Court, City and County of Denver issued a Court Order that Mr. DiFrancesco had lost his right to Appeal. Mr. DiFrancesco filed an amended Appeal to review that Order. On December 6, 2001, the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered that the case continue to be heard by the District Court, City and County of Denver.

     The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above or other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.