Form 10QSB
period 2001-12-31
INTERCELL INTERNATIONAL CORP
filed 2002-02-14
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended December 31, 2001

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


As of January 31, 2002 there were 8,551,251 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes      No  X
                                                           ---     ---

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            PAGE
                                                                         ----

    Independent Accountants' Report                                        1

    Condensed Consolidated Balance Sheet
       December 31, 2001                                                   2

    Condensed Consolidated Statements of Operations
       Three Months Ended December 31, 2001 and 2000                       3

    Condensed Consolidated Statement of Changes in Stockholders'
      Deficit Three Months Ended December 31, 2001                         4

    Condensed Consolidated Statements of Cash Flows
       Three Months Ended December 31, 2001 and 2000                       5

    Notes to Condensed Consolidated Financial Statements
       Three Months Ended December 31, 2001 and 2000                       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             11


PART II - OTHER INFORMATION                                               15


ITEM 2.  CHANGES IN SECURITIES                                            15

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K                                 16


    SIGNATURES                                                            17

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of December 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended December 31, 2001 and 2000, and the condensed consolidated statement of changes in stockholders' deficit for the three-month period ended December 31, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
February 8, 2002

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)


                           Assets
                           ------
Current assets:
  Cash and cash equivalents                                       $     32,000
  Other receivable                                                       1,000
                                                                  -------------
    Total current assets                                                33,000
                                                                  -------------

Deposit                                                                  4,000
Note receivable - related party                                         39,000
Equity investment in affiliate (Note 2)                                 94,000
                                                                  -------------
                                                                       137,000
                                                                  -------------

       Total assets                                               $    170,000
                                                                  =============

            Liabilities and Stockholders' Deficit
            -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                        $    126,000
  Note payable - related party                                         128,000
                                                                  -------------

    Total liabilities (all current)                                    254,000
                                                                  -------------

Commitments and contingencies (Note 6)

Stockholders' deficit (Note 4):
  Convertible preferred stock; $0.001 par value;
   20,000,000 shares authorized; no shares outstanding                       -
  Warrants to acquire common stock                                      10,000
  Common stock; $0.001 par value; 100,000,000 shares authorized
    8,551,251 shares issued and outstanding                              9,000
  Additional paid-in capital                                        36,804,000
  Accumulated deficit                                              (36,907,000)
                                                                  -------------
      Total stockholders' deficit                                  (    84,000)
                                                                  -------------

        Total liabilities and stockholders' deficit               $    170,000
                                                                  =============

See accompanying notes to condensed consolidated financial statements.

                        INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                             Three Months Ended
                                                                                December 31,
                                                                        ----------------------------
                                                                             2001           2000
                                                                         -------------  ------------

General and administrative expense                                       $     37,000        42,000
Impairment of investment in land (Note 2)                                           -        53,000
                                                                         -------------  ------------

Loss from operations                                                      (    37,000)  (    95,000)
                                                                         -------------  ------------

Gain on sale and exchange of affiliate
  stock (Note 3)                                                               29,000        74,000
Interest income                                                                 1,000         1,000
Equity in losses of affiliate                                             (   153,000)            -
Interest expense                                                          (     2,000)  (     3,000)
                                                                         -------------  ------------
                                                                          (   125,000)       72,000
                                                                         -------------  ------------

  Loss from continuing operations                                         (   162,000)  (    23,000)
                                                                         -------------  ------------

Discontinued operations:
  Gain on disposal of subsidiary (Note 6)                                           -        56,000
                                                                         -------------  ------------

Gain from discontinued operations                                                   -        56,000
                                                                         -------------  ------------

Net income (loss)                                                         (   162,000)       33,000

Deemed dividend on Series D and E preferred stock
  relating to in-the-money conversion terms                                         -   (    14,000)
Accrued dividends on Series D and E preferred stock                                 -   (    39,000)
Accretion on Series C preferred stock                                     (     1,000)  (     5,000)
                                                                         -------------  ------------

Net loss applicable to common stockholders                               $(   163,000)  (    25,000)
                                                                         =============  ============

Net loss per share, applicable
  to common stockholders:
   Basic:
    Loss from continuing operations                                      $(      0.02)  (      0.00)
    Gain from discontinued operations                                            0.00          0.00
                                                                         -------------  ------------

    Net loss                                                             $(      0.02)  (      0.00)
                                                                         =============  ============

   Diluted:
    Loss from continuing operations                                      $(      0.02)  (      0.00)
    Gain from discontinued operations                                            0.00          0.00
                                                                         -------------  ------------

    Net income (loss)                                                    $(      0.02)  (      0.00)
                                                                         =============  ============

Weighted average number of common shares outstanding:
    Basic                                                                   8,292,284     4,994,909
                                                                         =============  ============
    Diluted                                                                 8,292,284     4,994,909
                                                                         =============  ============

See accompanying notes to condensed consolidated financial statements.

                                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                               THREE MONTHS ENDED DECEMBER 31, 2001
                                                            (UNAUDITED)

                                                                                             Receivable
                                                                                                under
                             Convertible        Warrants and                                  Agreement
                           Preferred Stock       Options to       Common Stock    Additional   to Sell                    Total
                         ---------------------     Acquire     -----------------   Paid-In    Affiliate  Accumulated  Stockholders'
                          Shares      Amount    Common Stock    Shares    Amount   Capital      Stock      Deficit       Deficit
                         ---------  ----------  -------------  ---------  ------  ----------  ---------  ------------  -----------
Balances,
  October 1, 2001              .2   $  47,000      1,175,000   8,147,761   8,000  35,556,000  (394,000)  (36,744,000)    (352,000)
Conversions of Series
  C preferred stock
  to common stock             (.2)    (48,000)             -     177,125   1,000      47,000         -             -            -
Shares issued for
  note payable                  -           -              -     226,365       -      36,000         -             -       36,000
Expired warrants                -           -     (1,165,000)          -       -   1,165,000         -             -            -
Reduction in receivable
  under agreement to
  sell affiliate stock          -           -              -           -       -           -   394,000             -      394,000
Accretion on
  preferred stock               -       1,000              -           -       -           -         -        (1,000)           -
Net loss                        -           -              -           -       -           -         -      (162,000)    (162,000)
                         ---------  ----------  -------------  ---------  ------  ----------  ---------  ------------  -----------

Balances,
  December 31, 2001             -           -         10,000   8,551,251   9,000  36,804,000         -   (36,907,000)      84,000
                         =========  ==========  =============  =========  ======  ==========  =========  ============  ===========

     See accompanying notes to condensed consolidated financial statements.

                        INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                             2001           2000
                                                                         -------------  ------------

Cash flows from operating activities:
  Net loss                                                               $(   162,000)       33,000
  Less gain from discontinued operations                                            -   (    56,000)
                                                                         -------------  ------------
    Loss from continuing operations                                       (   162,000)  (    23,000)
  Adjustments to reconcile loss from continuing
   operations to net cash used in operating
   activities of continuing operations:
  Loss from asset impairment                                                        -        53,000
  Gain on sale and exchange of affiliate stock                            (    29,000)  (    74,000)
  Equity in losses of affiliate                                               153,000             -
  Changes in operating assets and liabilities:
    Decrease in other receivable                                                3,000             -
    Increase (decrease) in accounts payable and accrued
     liabilities                                                          (     7,000)       18,000
                                                                         -------------  ------------
    Net cash used in operating activities
     of continuing operations                                             (    42,000)  (    26,000)
                                                                         -------------  ------------

Cash flows from investing activities:
  Payments received on related party advances                                  51,000             -
                                                                         -------------  ------------
    Net cash provided by investing activities
     of continuing operations                                                  51,000             -
                                                                         -------------  ------------

Cash flow from financing activities:
    Payment on note payable due shareholder                               (     8,000)            -
                                                                         -------------  ------------
    Net cash used in financing activities                                 (     8,000)            -
                                                                         -------------  ------------

Cash flows from discontinued operations:
    Net cash used in operations                                                     -   (     5,000)
                                                                         -------------  ------------

Net increase (decrease) in cash and cash equivalents                            1,000   (    31,000)
Cash and cash equivalents, beginning of period                                 31,000       100,000
                                                                         -------------  ------------
Cash and cash equivalents, end of period                                 $     32,000        69,000
                                                                         =============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $      2,000             -
                                                                         =============  ============

Supplemental disclosure of non-cash investing and financing activities:
  Sale of investment in land deed for sale in exchange
    for affiliate common stock                                           $    247,000             -
  Conversion of preferred stock to common stock                                48,000             -
  Reduction in receivable under agreement to sell
    affiliate stock and related deferred gain                                 394,000             -
  Conversion of note payable due shareholder
    to common stock                                                            36,000             -
  Amortization of deemed dividend on preferred stock                                -        14,000
  Accrual of preferred stock dividend                                               -        39,000
  Accretion on preferred stock                                                  1,000         5,000

See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

1.  BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS
----------------------------------------------------------

Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), and its wholly-owned subsidiaries Sigma 7 Corporation and BMI Acquisition Group, Inc. (Sigma 7 and BMI, both discontinued operations of the Company), Particle Interconnect Corp., and through September 30, 2001, Arizcan Properties, Ltd. (Arizcan). All significant intercompany accounts and transactions have been eliminated in consolidation.

Both Sigma 7 and BMI are subsidiaries that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code in 1998. During the years ended September 30, 2000 and 2001, the U.S. Bankruptcy Court closed the Sigma 7 and BMI bankruptcy cases. Particle Interconnect Corp. is a non-operating subsidiary with no assets or liabilities. Arizcan was a subsidiary which owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 2).

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 2001 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Investment in Nanopierce

As of December 31, 2001, the Company owns approximately 16.8% of the outstanding common stock of Nanopierce Technologies, Inc. ("Nanopierce"). The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

applications. Nanopierce has not realized any significant revenues through December 31, 2001.

The Company's ownership interest in Nanopierce's outstanding common stock increased from approximately 14.6% at October 1, 2001 to approximately 16.8% at December 31, 2001. The increase in ownership interest was due primarily to the Company receiving certain Nanopierce shares in satisfaction of a note receivable (Note 3) and as consideration for the sale of the Arizcan subsidiary (Note 2). In connection with the sale of the Arizcan property, the Company received 330,000 shares of Nanopierce valued at $247,000. During the quarter ended December 31, 2001, the carrying value of the investment in Nanopierce was reduced by the Company's proportionate share of net losses of Nanopierce ($153,000), resulting in a remaining investment balance of $94,000 at December 31, 2001.

At December 31, 2001, the Company owned 9,368,050 shares of Nanopierce common stock, and based upon the closing bid price of $0.69 per share, the market value of the Company's investment in Nanopierce common shares at December 31, 2001, was approximately $6,464,000. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

The summarized financial position and results of operations of Nanopierce as of and for the three months ended December 31, 2001, were as follows:

        Current assets                         $ 2,579,822
        Long-term assets:
          Intellectual property                    615,685
          Other                                    895,435
                                               ------------
        Total assets                           $ 4,090,942
                                               ============

        Total liabilities, all current         $   224,205
        Shareholders' equity                     3,866,737
                                               ------------
                                               $ 4,090,942
                                               ============

        Revenues                               $    36,097
                                               ============
        Net loss                               $(1,344,801)
                                               ============

Management's Plans

The Company incurred significant operating losses in prior years and has a working capital deficiency at December 31, 2001. The Company has been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities in the past, and may be able to perform similar sales/exchanges during 2002, subject to various restrictions on such sales/exchanges. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

2.  SALE OF INVESTMENT IN LAND HELD FOR SALE
--------------------------------------------

In October 2001, the Company sold to a shareholder of the Company, all of the common stock of Arizcan, which had an investment in land held for sale with a carrying amount of $247,000, in exchange for 330,000 common shares of Nanopierce. The shares of Nanopierce were valued at $247,000 based on the quoted market price of the Nanopierce common stock at the date of the agreement and no gain or loss was recognized on the transaction.

During the three months ended December 31, 2000, the Company wrote down the carrying amount of the Arizcan land by $53,000. The write down was based on negotiations with potential buyers and consideration of market conditions based upon an outstanding offer to buy the property.


3.  NOTE RECEIVABLE FROM AGREEMENT TO SELL AFFILIATE STOCK
----------------------------------------------------------

Prior to October 1, 1999, the Company entered into an agreement to sell 845,000 shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $0.36 per share, and an aggregate market value of $304,000) in exchange for a $423,000 note receivable. As the carrying value of the Nanopierce common stock exchanged for the $423,000 note receivable was $0, the transaction resulted in a potential $423,000 gain. Due to the uncertainty regarding the ultimate realization of the gain on the transaction, the note receivable balance was classified as a reduction to stockholders' equity at the date of the transaction and through September 30, 2001, and a liability was recorded for the potential unrealized gain. A payment of $29,000 was received in September 1999, and was recorded as a reduction to the note receivable. The purchaser of the stock had the option of putting back to the Company the 845,000 shares of Nanopierce common stock in full satisfaction of the note. In October 2001, the purchaser returned to the Company the 845,000 shares of Nanopierce common stock in satisfaction of the $394,000 note receivable from the purchaser.


4.  STOCKHOLDERS' EQUITY
------------------------

In October 2001, the Company paid $10,000 and issued 226,365 shares of the Company's common stock in payment of a $44,000 note payable and related accrued interest of $2,000 due to a shareholder. The market value of the Company's common stock at the date of issuance, based on the quoted market price per share, was $36,000.

A total of 177,125 shares of common stock were issued in December 2001 for the automatic conversion of .2 shares of Series C preferred stock.

Warrants to purchase 36,769 shares of common stock expired on November 30, 2001. At December 31, 2001, the Company has outstanding warrants to purchase 10,000 shares of common stock at an exercise price of $3 per share. These warrants expire in December 2002.

There have been no changes in granted and outstanding stock options since September 30, 2001.

             INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

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

Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, and convertible preferred stock. Stock options, warrants, and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 348,850 shares at December 31, 2001 and 3,092,296 at December 31, 2000) would be to decrease loss per share.


6.  LITIGATION
--------------

During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the Nanopierce common stock on the one-year anniversary date, the Company recognized an additional liability of $74,000 at September 30, 2001.

The Company, Nanopierce and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to the Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, Nanopierce obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks,

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. On December 6, 2001 the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered the case continue to be heard by the District Court, City and County of Denver.

The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above and other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.

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

     PLAN  OF  OPERATION

     The Company is in the process of restructuring itself in order to enhance its prospects for financing, future business operations and acquisitions.

     During the three months ended December 31, 2001, the Company sold its subsidiary, Arizcan Properties, Ltd. in exchange for 330,000 common shares of Nanopierce, the Company received 845,000 common shares of Nanopierce in satisfaction of a $394,000 note receivable, and the Company paid $10,000 and issued 226,365 shares of its common stock in payment of a $44,000 note payable and related accrued interest of $2,000.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Nanopierce common stock held as an investment by the Company. At December 31, 2001, the Company owned 9,368,050 shares of Nanopierce common stock with a market value of approximately $6,464,000, based upon the closing bid price of $0.69 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

     RESULTS OF OPERATIONS

Revenues

     The Company had no revenue from continuing operations for the three months ended December 31, 2001 or 2000.

General and Administrative Expenses

     General and Administrative Expenses were $37,000 in the three months ended December 31, 2001 compared to $42,000 for the three months ended December 31, 2000. The decrease is primarily attributable to a decrease in professional fees.

     During the three months ended December 31, 2000 the Company wrote down the carrying amount of the Arizcan property from $300,000 to its estimated fair value ($250,000) less costs to sell of $3,000 based upon a letter agreement with a potential third-party buyer that provided for a sales price of $250,000. The letter agreement expired in March 2001. The Arizcan subsidiary was sold in October 2001 to a shareholder of the Company. The Company received 330,000 common shares of Nanopierce valued at $247,000, based upon the closing price of the shares on the date of the agreement, in exchange for the subsidiary. No gain or loss was recognized.

Other Income/Expense

     The Company recognized a gain of $29,000 when a purchaser of 845,000 shares of Nanopierce common stock returned the stock to the Company in satisfaction of a $394,000 note receivable. The Company had previously recorded deferred income of $423,000 in connection with the sale.

     The Company recognized a gain of $74,000 in the three months ended December 31, 2000 on the exchange of 37,000 shares of Nanopierce common stock.

     The consolidated financial statements reflect Nanopierce as an investment accounted for under the equity method of accounting. The Company's investment in Nanopierce was carried at zero through September 30, 2001 in the Company's financial statements and therefore the equity method was suspended and the Company's share of Nanopierce's losses was not recorded. At December 31, 2001, the carrying amount of the investment in Nanopierce of $94,000 represents the value of the Nanopierce shares received in exchange for the land ($247,000) less the Company's proportionate share of losses in Nanopierce for the period ended December 31, 2001. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of Nanopierce even though the voting ownership interest is below 20% (approximately 16.8% at December 31, 2001). The Company recorded a loss of $153,000 from its equity in Nanopierce's loss for the three months ended December 31, 2001.

     The Company earned $1,000 in interest income in each of the three months ended December 31, 2001 and 2000. The Company incurred interest expense of $2,000 in the three months ended December 31, 2001 compared to $3,000 in the three months ended December 31, 2000. The decrease can be attributed to the reduction of outstanding debt.

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

Liquidity and Capital Resources

     During the three months ended December 31, 2001 the Company's cash and cash equivalents used in operating activities of continuing operations was $42,000 primarily resulting from general and administrative expenses.

     During the three months ended December 31, 2001 the Company had no capital expenditures. The Company received $51,000 as payment on related party advances and paid $8,000 on a note due a shareholder.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Nanopierce common stock held as an investment by the Company. At December 31, 2001, the Company owned 9,368,050 shares of Nanopierce common stock with a market value of approximately $6,464,000, based upon the closing bid price of $0.69 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have n its financial condition and results of operations.

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

                           PART II - OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS


During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the Nanopierce common stock on the one-year anniversary date, the Company recognized an additional liability of $74,000 at September 30, 2001.

The Company, Nanopierce and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to the Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, Nanopierce obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. On December 6, 2001 the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered the case continue to be heard by the District Court, City and County of Denver.

The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above and other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.


                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from October 1, 2001 to December 31, 2001.

                 Title of
       Date     Securities    # of Shares    Consideration       Purchaser
     --------  ------------  -------------  ----------------  ----------------

     11/14/01  Common Stock     226,365      Payment on note  Stanley Richards
                 payable

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit 11     Statement of Computation of Net Loss per Share


REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERCELL INTERNATIONAL CORPORATION
                                    (REGISTRANT)

Date:  February 8, 2002               By: /s/  Paul H. Metzinger
                                      ----------------------------------
                                         Paul H. Metzinger, President,
                                         Chief Executive Officer &
                                         Chief Financial Officer