Form 10QSB
period 2002-03-31
INTERCELL INTERNATIONAL CORP
filed 2002-05-20
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

                     INTERCELL INTERNATIONAL CORPORATION
                     -----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         84-0928627
            ------                                         ----------
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


As of May 7, 2002 there were 8,551,251 shares of the registrant's sole class of common shares outstanding.


Transitional Small Business Disclosure Format          Yes      No  X
                                                           ---     ---

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                  PAGE
                                                                               ----
    Independent Accountants' Report                                             1

    Condensed Consolidated Balance Sheet
       March 31, 2002                                                           2

    Condensed Consolidated Statements of Operations
       Three and Six Months Ended March 31, 2002 and 2001                       3

    Condensed Consolidated Statement of Changes in Stockholders'
       Deficit Six Months Ended March 31, 2002                                  5

    Condensed Consolidated Statements of Cash Flows
       Six Months Ended March 31, 2002 and 2001                                 6

    Notes to Condensed Consolidated Financial Statements
       Six Months Ended March 31, 2002 and 2001                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                  13


PART II - OTHER INFORMATION                                                    19


ITEM 2.  CHANGES IN SECURITIES                                                 19

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K                                      20


    SIGNATURES                                                                 21

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2002 and 2001, the condensed consolidated statement of changes in stockholders' deficit for the six-month period ended March 31, 2002, and condensed consolidated statements of cash flows for the six-month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 15, 2002

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2002
                                   (UNAUDITED)



                             Assets
                             ------
Current assets:
  Cash and cash equivalents                                         $    382,000
  Other receivable                                                         2,000
                                                                    -------------
    Total current assets                                                 384,000
                                                                    -------------

Deposit                                                                    4,000
Note receivable - related party                                           39,000
                                                                    -------------
                                                                          43,000
                                                                    -------------

       Total assets                                                 $    427,000
                                                                    =============

               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                          $    120,000
  Derivative instrument (Note 2)                                       1,000,000
                                                                    -------------
    Total liabilities (all current)                                    1,120,000
                                                                    -------------

Commitments and contingencies (Note 7)

Stockholders' deficit (Note 5):
  Convertible preferred stock; $0.001 par value;
   20,000,000 shares authorized; no shares issued and outstanding              -
  Warrants to acquire common stock                                        10,000
  Common stock; $0.001 par value; 100,000,000 shares authorized;
   8,551,251 shares issued and outstanding                                 9,000
  Additional paid-in capital                                          36,804,000
  Accumulated deficit                                                (37,516,000)
                                                                    -------------
      Total stockholders' deficit                                       (693,000)
                                                                    -------------

        Total liabilities and stockholders' deficit                 $    427,000
                                                                    =============


See accompanying notes to condensed consolidated financial statements.

                     INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (UNAUDITED)


                                          Three Months Ended           Six Months Ended
                                                March 31,                  March 31,
                                      ---------------------------  --------------------------
                                          2002           2001          2002          2001
                                      -------------  ------------  ------------  ------------
General and administrative expense:
  Consulting expense (Note 2)         $(   450,000)  (     6,000)  (   450,000)  (     6,000)
  Other                                (    17,000)  (    66,000)  (    54,000)  (   108,000)
Impairment of investment in
  land (Note 3)                                  -             -             -   (    53,000)
Gain on sale and exchange of
  affiliate stock (Note 4 and 5)           503,000             -       532,000        74,000
Unrealized loss on derivative
  instrument (Note 2)                  (   550,000)            -   (   550,000)            -
Interest income                              1,000         1,000         2,000         2,000
Equity in losses of affiliates         (    94,000)            -   (   247,000)            -
Interest expense                       (     2,000)  (     2,000)  (     4,000)  (     5,000)
                                      -------------  ------------  ------------  ------------

Loss from continuing operations        (   609,000)  (    73,000)  (   771,000)  (    96,000)
                                      -------------  ------------  ------------  ------------

Discontinued operations:
  Gain on disposal of
   subsidiaries                                  -             -             -        56,000
                                      -------------  ------------  ------------  ------------

Gain from discontinued operations                -             -             -        56,000
                                      -------------  ------------  ------------  ------------

Net loss                               (   609,000)  (    73,000)  (   771,000)  (    40,000)

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms                  -   (    15,000)            -   (    29,000)
Accrued dividends on Series D
   and E preferred stock                         -   (    39,000)            -   (    78,000)
Accretion on Series C and E
  preferred stock                                -   (     5,000)  (     1,000)  (    10,000)
                                      -------------  ------------  ------------  ------------

Net loss applicable to common
  stockholders                        $(   609,000)  (   132,000)  (   772,000)  (   157,000)
                                      =============  ============  ============  ============


                                   (Continued)

                   INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                        (UNAUDITED)
                                        (CONTINUED)


                                      Three Months Ended             Six Months Ended
                                            March 31,                    March 31,
                                   ---------------------------  --------------------------
                                       2002           2001          2002          2001
                                   -------------  ------------  ------------  ------------
Net loss per share, applicable
  to common stockholders:

   Basic:
    Loss
     from continuing operations    $(      0.07)  (      0.03)  (      0.09)  (      0.04)
    Gain from discontinued
     operations                            0.00          0.00          0.00          0.01
                                   -------------  ------------  ------------  ------------

    Net loss                       $(      0.07)  (      0.03)  (      0.09)  (      0.03)
                                   =============  ============  ============  ============

   Diluted:
    Loss from continuing
     operations                    $(      0.07)  (      0.03)  (      0.09)  (      0.04)
    Gain from discontinued
     operations                            0.00          0.00          0.00          0.01
                                   -------------  ------------  ------------  ------------

    Net Loss                       $(      0.07)  (      0.03)  (      0.09)  (      0.03)
                                   =============  ============  ============  ============

Weighted average number of common
  shares outstanding:
    Basic                             8,551,251     4,994,909     8,420,344     4,994,909
                                   =============  ============  ============  ============
    Diluted                           8,551,251     4,994,909     8,420,344     4,994,909
                                   =============  ============  ============  ============

See accompanying notes to consolidated financial statements.

                                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                             SIX MONTHS ENDED MARCH 31, 2002
                                                       (UNAUDITED)


                                                                                                Receivable
                                                                                                  under
                               Convertible        Warrants and                                  Agreement
                             Preferred Stock       Options to       Common Stock    Additional   to Sell
                         -----------------------    Acquired     -----------------   Paid-In    Affiliate   Accumulated
                          Shares      Amount      Common Stock    Shares    Amount   Capital      Stock       Deficit
                         --------  -------------  -------------  ---------  ------  ----------  ----------  ------------
Balances,
  October 1, 2001             .2   $     47,000      1,175,000   8,147,761   8,000  35,556,000  ( 394,000)  (36,744,000)
Conversions of Series
  C preferred stock
  to common stock        (    .2)   (    48,000)             -     177,125   1,000      47,000          -             -
Shares issued for
  note payable                 -              -              -     226,365       -      36,000          -             -
Expired warrants               -              -     (1,165,000)          -       -   1,165,000          -             -
Reduction in receivable
  under agreement to
  sell affiliate stock         -              -              -           -       -           -    394,000             -
Accretion on
  preferred stock              -          1,000              -           -       -           -          -   (     1,000)
Net loss                       -              -              -           -       -           -          -   (   771,000)
                         --------  -------------  -------------  ---------  ------  ----------  ----------  ------------

Balances,
  March 31, 2002               -              -         10,000   8,551,251   9,000  36,804,000          -   (37,516,000)
                         ========  =============  =============  =========  ======  ==========  ==========  ============


                             Total
                         Stockholders'
                            Deficit
                         -------------
Balances,
  October 1, 2001         (   352,000)
Conversions of Series
  C preferred stock
  to common stock                   -
Shares issued for
  note payable                 36,000
Expired warrants                    -
Reduction in receivable
  under agreement to
  sell affiliate stock        394,000
Accretion on
  preferred stock                   -
Net loss                  (   771,000)
                         -------------

Balances,
  March 31, 2002          (   693,000)
                         =============


     See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                             2002           2001
                                                                         -------------  ------------
Cash flows from operating activities:
  Net loss                                                               $(   771,000)  (    40,000)
  Less gain from discontinued operations                                            -   (    56,000)
                                                                         -------------  ------------
    Loss from continuing operations                                       (   771,000)  (    96,000)
                                                                         -------------  ------------
  Adjustments to reconcile loss from continuing
   operations to net cash used in operating
   activities of continuing operations:
  Expense incurred in exchange for derivative                                 450,000             -
  Unrealized loss on derivative instrument                                    550,000             -
  Loss from asset impairment                                                        -        53,000
  Gain on sale and exchange of affiliate stock                            (   532,000)  (    74,000)
  Equity in losses of affiliate                                               247,000             -
  Changes in operating assets and liabilities:
    Increase in deposit                                                             -   (     3,000)
    Increase in restricted cash                                                     -   (     1,000)
    Decrease in other receivable                                                2,000             -
    Decrease in accounts payable and accrued
     liabilities                                                          (    13,000)  (     5,000)
                                                                         -------------  ------------
      Total adjustments                                                       704,000   (    30,000)
                                                                         -------------  ------------
    Net cash used in operating activities
     of continuing operations                                             (    67,000)  (   126,000)
                                                                         -------------  ------------

Cash flows from investing activities:
  Proceeds from sale of affiliate stock                                       503,000             -
  Payments received on related party advances                                  51,000             -
  Increase in notes receivable                                                      -   (     8,000)
                                                                         -------------  ------------
    Net cash provided by (used in) investing
     activities of continuing operations                                      554,000   (     8,000)
                                                                         -------------  ------------

Cash flow from financing activities:
    Proceeds from note payable to related party                                     -        70,000
    Payment on note payable to related party                              (   128,000)            -
    Payment on note payable due shareholder                               (     8,000)  (    23,000)
                                                                         -------------  ------------
    Net cash used in financing activities                                 (   136,000)       47,000
                                                                         -------------  ------------

Cash flows from discontinued operations:
    Net cash used in operations                                                     -   (     5,000)
                                                                         -------------  ------------

Net increase (decrease) in cash and cash equivalents                          351,000   (    92,000)
Cash and cash equivalents, beginning of period                                 31,000       100,000
                                                                         -------------  ------------
Cash and cash equivalents, end of period                                 $    382,000         8,000
                                                                         =============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $      4,000             -
                                                                         =============  ============

Supplemental disclosure of non-cash investing and financing activities:
  Sale of investment in land deed for sale in exchange
    for affiliate common stock                                           $    247,000             -
  Conversion of preferred stock to common stock                                48,000             -
  Reduction in receivable under agreement to sell
    affiliate stock and related deferred gain                                 394,000             -
  Conversion of note payable due shareholder
    to common stock                                                            36,000             -
  Amortization of deemed dividend on preferred stock                                -        29,000
  Accrual of preferred stock dividend                                               -        78,000
  Accretion on preferred stock                                                  1,000        10,000
  Exchange of affiliate stock for liabilities
   of discontinued operations                                                       -        74,000


     See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.   BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS
-----------------------------------------------------------

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

Both Sigma 7 and BMI are subsidiaries that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code in 1998. During the years ended September 30, 2000 and 2001, the U.S. Bankruptcy Court closed the Sigma 7 and BMI bankruptcy cases. Particle Interconnect Corp. is a non-operating subsidiary with no assets or liabilities. Arizcan was a subsidiary which owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 3).

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

Investment in Nanopierce

As of March 31, 2002, the Company owns approximately 15.8% of the outstanding common stock of Nanopierce Technologies, Inc. ("Nanopierce"). In January and April 2002, the Company granted warrants to a third party in exchange for services (Note 2). Under the warrants, the third party has the right to purchase up to 5,000,000 shares of the Nanopierce stock owned by the Company, which if exercised, would reduce the ownership from 15.8% to 6.8%. The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through March 31, 2002.

The Company's ownership interest in Nanopierce's outstanding common stock increased from approximately 14.6% at October 1, 2001 to approximately 15.8% at March 31, 2002. The increase in ownership interest was due primarily to the Company receiving certain Nanopierce shares in satisfaction of a note receivable (Note 4) and as consideration for the sale of the Arizcan subsidiary (Note 3). The increase in Nanopierce shares was offset by the sale of 569,924 shares of Nanopierce for approximately $503,000 in January and March of 2002. In connection with the sale of the Arizcan property, the Company received 330,000 shares of Nanopierce valued at $247,000. During the six months ended March 31, 2002, the carrying value of the investment in Nanopierce was reduced to zero by the Company's proportionate share of net losses of Nanopierce ($247,000).

At March 31, 2002, the Company owned 8,798,126 shares of Nanopierce common stock (5,000,000 of these shares are subject to warrants, Note 2), and based upon the closing bid price of $1.54 per share, the market value of the Company's investment in Nanopierce common shares at March 31, 2002, was approximately $13,549,000 ($5,849,000 excluding shares under warrants). The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

The summarized financial position and results of operations of Nanopierce as of and for the six months ended March 31, 2002, were as follows:

       Current assets                    $ 1,570,206
       Long-term assets:
         Intellectual property               590,685
         Other                               862,119
                                         ------------
       Total assets                      $ 3,023,010
                                         ============

       Total liabilities, all current    $   244,505
       Shareholders' equity                2,778,505
                                         ------------
                                         $ 3,023,010
                                         ============

       Revenues                          $    68,000
                                         ============
       Net loss                          $(2,521,689)
                                         ============

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

Derivative Instruments

Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

Management's Plans

The Company has incurred significant operating losses. The Company has been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities, and may be able to perform similar additional sales/exchanges during 2002, subject to various restrictions on such sales/exchanges. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

On April 3, 2002 the Company signed an Agreement in Principle with VU Media Duplications, Inc. (VU Media). Such Agreement provides for the proposed merger of the Company and VU Media after the fulfillment of certain obligations.

2.   WARRANTS ON AFFILIATE'S STOCK
----------------------------------

In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party has the right to purchase up to 1,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock was $0.83 per share at the date of grant. The warrant is exercisable immediately, expires in January 2007, and contains a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense of $450,000 was recorded during the quarter ended March 31, 2002.

The warrant is considered a derivative financial instrument and is therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrant (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At March 31, 2002, the fair value of the derivative was estimated to be $1,000,000 based on the Black-Scholes pricing model. As a result, $550,000 has been recorded during the period ended March 31, 2002, as unrealized loss on the derivative.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


In April 2002, the Company granted a second warrant to the same third party consultant for consulting and advisory services. Under this warrant, the third party has the right to purchase up to 4,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the Nanopierce common stock at the date of the grant. This warrant is exercisable immediately, expires in April 2007, and contains a cashless exercise provision at the option of the holder. This warrant has an estimated value of $2,570,000 at the date of grant using the Black-Scholes pricing model, which will be recorded in general and administrative expense during the quarter ended June 30, 2002. This warrant is also considered a derivative financial instrument and therefore will be recorded in the balance sheet at fair value.

3.   SALE OF INVESTMENT IN LAND HELD FOR SALE
---------------------------------------------

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

During the six months ended March 31, 2001, the Company wrote down the carrying amount of the Arizcan land by $53,000. The write down was based on negotiations with potential buyers and consideration of market conditions based upon an outstanding offer to buy the property.

4.   NOTE RECEIVABLE FROM AGREEMENT TO SELL AFFILIATE STOCK
-----------------------------------------------------------

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

5.   STOCKHOLDERS' EQUITY
-------------------------

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

Warrants to purchase 36,769 shares of common stock expired on November 30, 2001. At March 31, 2002, the Company has outstanding warrants to purchase 10,000 shares of common stock at an exercise price of $3 per share. These warrants expire in December 2002.

6.   INCOME (LOSS) PER SHARE
----------------------------

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

Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, and convertible preferred stock. Stock options, warrants, and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 348,850 shares at March 31, 2002 and 3,517,429 at March 31, 2001) would be to decrease loss per share.

7.   LITIGATION
---------------

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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

     During the six months ended March 31, 2002, the Company sold its subsidiary, Arizcan Properties, Ltd. in exchange for 330,000 common shares of Nanopierce, the Company received 845,000 common shares of Nanopierce in satisfaction of a $394,000 note receivable, the Company paid $10,000 and issued 226,365 shares of its common stock in payment of a $44,000 note payable and related accrued interest of $2,000 and the Company sold 569,924 common shares of Nanopierce for approximately $503,000.

     As of March 31, 2002, the Company owns approximately 15.8% of the outstanding common stock of Nanopierce Technologies, Inc. ("Nanopierce"). In January and April 2002, the Company granted warrants to a third party in exchange for services (Note 2). Under the warrants, the third party has the right to purchase up to 5,000,000 shares of the Nanopierce stock owned by the Company, which if exercised, would reduce the ownership from 15.8% to 6.8%. The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through March 31, 2002.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Nanopierce common stock held as an investment by the Company. At March 31, 2002, the Company owned 3,798,126 shares of Nanopierce common stock (shares not subject to warrants) with a market value of approximately $5,849,000, based upon the closing bid price of $1.54 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

     On April 3, 2002 the Company signed an Agreement in Principle with VU Media Duplications, Inc. (VU Media). Such Agreement provides for the proposed merger of the Company and VU Media after the fulfillment of certain obligations.

     RESULTS OF OPERATIONS

Revenues

     The Company had no revenue from continuing operations for the six months or three months ended March 31, 2002 or 2001.

General and Administrative Expenses

     General and administrative expenses were $467,000 and $504,000 for the three months and six months ended March 31, 2002 compared to $72,000 and $114,000 for the three months and six months ended March 31, 2001. The increase is primarily attributable to a $450,000 consulting expense charge incurred during the quarter ended March 31, 2002.

     During the six months ended March 31, 2001 the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000 based upon a letter agreement to purchase the property which expired in March 2001. Based on the agreement, the Company took an impairment of $53,000 on the value of the land.

Other Income/Expense

     The Company recognized gains of $532,000 for six months ended March 31, 2002 ($503,000 for the three months ended March 31, 2002) on the sale and exchange of Nanopierce common stock compared to gains of $74,000 for the six months ended March 31, 2001 (none for the three months ended March 31, 2001).

     In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party has the right to purchase up to 1,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock was $0.83 per share at the date of grant. The warrant is exercisable immediately, expires in January 2007, and contains a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense of $450,000 was recorded during the quarter ended March 31, 2002.

     The warrant is considered a derivative financial instrument and is therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrant (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2002, the fair value of the derivative was estimated to be $1,000,000 based on the Black-Scholes pricing model. As a result, $550,000 has been recorded during the period ended March 31, 2002, as unrealized loss on the derivative.

     In April 2002, the Company granted a second warrant to the same third party consultant for consulting and advisory services. Under this warrant, the third party has the right to purchase up to 4,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the Nanopierce common stock at the date of the grant. This warrant is exercisable immediately, expires in April 2007, and contains a cashless exercise provision at the option of the holder. This warrant has an estimated value of $2,570,000 at the date of grant using the Black-Scholes pricing model, which will be recorded in general and administrative expense during the quarter ended June 30, 2002. This warrant is also considered a derivative financial instrument and therefore will be recorded in the balance sheet at fair value.

     The consolidated financial statements reflect Nanopierce as an investment accounted for under the equity method of accounting. The Company's investment in Nanopierce was carried at zero through September 30, 2001 in the Company's financial statements and therefore the equity method was suspended and the Company's share of Nanopierce's losses was not recorded. During the six months ended March 31, 2002 the Company received Nanopierce shares in exchange for the land. The Nanopierce shares were valued at $247,000. At March 31, 2002, the carrying amount of the investment in Nanopierce is zero after recording a loss of $247,000 from its equity in Nanopierce's loss for the six months ended March 31, 2002 ($94,000 for the three months ended March 31, 2002). Therefore, the Company has again suspended the equity method of accounting. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of Nanopierce even though the voting ownership interest is below 20% (approximately 15.8% at March 31, 2002).

     Interest income and interest expense were not significant for the periods.

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

Liquidity and Capital Resources

     During the six months ended March 31, 2002 the Company's cash and cash equivalents increased by $351,000 primarily resulting from sales of Nanopierce common stock.

     During the six months ended March 31, 2002 the Company had no capital expenditures.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Nanopierce common stock held as an investment by the Company. At March 31, 2002, the Company owned 3,798,126 shares of Nanopierce common stock (that are not covered by warrants) with a market value of approximately $5,849,000, based upon the closing bid price of $1.54 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

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

Critical accounting policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following are some of the more significant accounting policies and methods used by the Company:

     -    derivative instruments;
     -    equity investment;
     -    stock transactions; and
     -    litigation.

Derivative instruments

     Derivative instruments are recorded at fair value, and realized and unrealized gains and losses are recorded as a component of income (loss). Fair values of the Company's current derivatives are derived from pricing models that consider the current market price of the underlying financial instruments, as well as time value and volatility factors underlying the positions.

     Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in the underlying assumptions used in the pricing model will impact the Company's estimates of fair value in the future, and the changes may have a material impact on the Company's operations and financial position.

Equity Investment

     Entities where the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an entity depends on an evaluation of several factors including, among others, representation on the entity's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments of the entity. Under the equity method of accounting, our share of the earnings or losses of the entity is included in the Company's earnings (loss) until such a point that our investment has been written down to $0. At that time, recognition of our proportionate share of the equity investee's losses are suspended. The Company accounts for its investments in Nanopierce under the equity method of accounting.

Stock Transactions

     The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25). Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Litigation

     We are currently involved in certain legal proceedings, as discussed in
Note 7 to the consolidated financial statements, the outcomes of which are subject to uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, if any. Changes in these factors could materially impact the Company's financial position or its results of operations. We do not believe exiting claims will have a material adverse effect on our consolidated financial position.

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


                           ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2002 to March 31, 2002.

None.

                           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit 11   Statement of Computation of Net Loss per Share


REPORTS ON FORM 8-K

April 9, 2002 - Report Form 8-K regarding Agreement in Principle for a proposed merger of the Company and VU Media Duplications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERCELL INTERNATIONAL CORPORATION
                                    (REGISTRANT)

Date:  May 17, 2002               By:  /s/  Paul H. Metzinger
                                  -------------------------------------
                                    Paul H. Metzinger, President,
                                    Chief Executive Officer &
                                    Chief Financial Officer