Form 10QSB
period 2002-06-30
INTERCELL INTERNATIONAL CORP
filed 2002-08-14
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Quarterly  period  ended  June 30, 2002

OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  file  number  0-14306

                     INTERCELL  INTERNATIONAL  CORPORATION
                     -------------------------------------
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


As of July 31, 2002 there were 8,651,251 shares of the registrant's sole class of common shares outstanding.


Transitional  Small  Business  Disclosure  Format        Yes      No  X
                                                             ---     ---

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                      INDEX


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS                                            PAGE
                                                                           ----


    Independent  Accountants'  Report                                        1

    Condensed  Consolidated  Balance  Sheet -
       June  30,  2002                                                       2

    Condensed  Consolidated  Statements  of  Operations -
       Three  and  Nine  Months  Ended June 30, 2002 and 2001                3

    Condensed  Consolidated  Statement  of  Changes  in  Stockholders'
       Deficit  -  Nine  Months  Ended June 30, 2002                         5

    Condensed  Consolidated  Statements  of  Cash  Flows -
       Nine  Months  Ended  June  30, 2002 and 2001                          6

    Notes  to  Condensed  Consolidated  Financial  Statements -
       Nine  Months  Ended  June  30, 2002 and 2001                          8


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                           14


PART  II  -  OTHER  INFORMATION                                             20


ITEM  2.  CHANGES  IN  SECURITIES                                           20

ITEM  6.  EXHIBITS  AND  REPORTS  IN FORM 8-K                               21


    SIGNATURES                                                              22

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2002 and 2001, the condensed consolidated statement of changes in stockholders' deficit for the nine-month period ended June 30, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
August 2, 2002

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     Assets
                                     ------

Current assets:
  Cash and cash equivalents                                         $      8,000
  Other receivable                                                         2,000
                                                                    -------------
    Total current assets                                                  10,000
                                                                    -------------

Deposits                                                                   6,000
Note receivable - related party (Note 4)                                  39,000
                                                                    -------------
                                                                          45,000
                                                                    -------------

       Total assets                                                 $     55,000
                                                                    =============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
  Accounts payable                                                  $     95,000
                                                                    -------------

    Total liabilities (all current)                                       95,000
                                                                    -------------

Commitments and contingencies (Note 8)

Stockholders' deficit (Note 6):
  Convertible preferred stock; $0.001 par value;
   20,000,000 shares authorized; no shares issued and outstanding              -
  Warrants and options to acquire common stock                            10,000
  Common stock; $0.001 par value; 100,000,000 shares authorized;
   8,651,251 shares issued and outstanding                                 9,000
  Additional paid-in capital                                          36,860,000
  Accumulated deficit                                                (36,919,000)
                                                                    -------------
      Total stockholders' deficit                                    (    40,000)
                                                                    -------------

        Total liabilities and stockholders' deficit                 $     55,000
                                                                    =============

See accompanying notes to condensed consolidated financial statements.

                     INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (UNAUDITED)

                                           Three Months Ended           Nine Months Ended
                                                June 30,                    June 30,
                                      ---------------------------  --------------------------
                                          2002           2001          2002          2001
                                      -------------  ------------  ------------  ------------
General and administrative expense:
  Consulting expense (Note 2)         $( 1,358,000)  (     4,000)  ( 1,808,000)  (    10,000)
  Other                                (    97,000)  (    85,000)  (   151,000)  (   193,000)
Gain on sale and exchange of
  affiliate stock (Notes 2 and 5)        1,752,000        65,000     2,284,000       139,000
Unrealized loss on derivative
  instrument                                     -             -   (   550,000)            -
Gain on cancellation of derivative
  instrument (Note 2)                      550,000             -       550,000             -
Interest income                                  -             -         2,000         2,000
Provision for doubtful note
  receivable (Note 4)                  (   250,000)            -   (   250,000)            -
Equity in losses of affiliate                    -             -   (   247,000)            -
Impairment of investment in
  land (Note 3)                                  -             -             -   (    53,000)
Interest expense                                 -   (     1,000)  (     4,000)  (     6,000)
                                      -------------  ------------  ------------  ------------

Income (loss) from continuing
  operations                               597,000   (    25,000)  (   174,000)  (   121,000)
                                      -------------  ------------  ------------  ------------

Discontinued operations:
  Gain on disposal of
   subsidiaries                                  -             -             -        56,000
                                      -------------  ------------  ------------  ------------

Gain from discontinued operations                -             -             -        56,000
                                      -------------  ------------  ------------  ------------

Net income (loss)                          597,000   (    25,000)  (   174,000)  (    65,000)

Deemed dividend on Series C and D
  preferred stock relating to
  in-the-money conversion terms                  -   (    14,000)            -   (    43,000)
Accrued dividends on Series D
   and E preferred stock                         -   (    39,000)            -   (   117,000)
Accretion on Series C and E
  preferred stock                                -   (     6,000)  (     1,000)  (    16,000)
                                      -------------  ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders                 $    597,000   (    84,000)  (   175,000)  (   241,000)
                                      =============  ============  ============  ============

                                           (Continued)

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (UNAUDITED)
                                    (CONTINUED)

                                    Three Months Ended        Nine Months Ended
                                         June 30,                 June 30,
                                 -----------------------  ------------------------
                                    2002        2001         2002         2001
                                 ----------  -----------  -----------  -----------
Basic and diluted net income
  (loss) per share, applicable
  to common stockholders:

    Income (loss) from
     continuing operations       $     0.07  (     0.02)  (     0.02)  (     0.06)
    Gain from discontinued
     operations                        0.00        0.00         0.00         0.01
                                 ----------  -----------  -----------  -----------

    Net income (loss)            $     0.07  (     0.02)  (     0.02)  (     0.05)
                                 ==========  ===========  ===========  ===========

Weighted average number of
  common shares outstanding:      8,631,471   4,995,100    8,490,720    4,995,100
                                 ==========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                             NINE MONTHS ENDED JUNE 30, 2002
                                                       (UNAUDITED)

                                                                                           Receivable
                                                                                             under
                            Convertible       Warrants and                                 Agreement
                          Preferred Stock      Options to      Common Stock    Additional   to Sell                     Total
                         ------------------     Acquire     -----------------   Paid-In    Affiliate   Accumulated   Stockholders'
                         Shares    Amount    Common Stock    Shares    Amount   Capital      Stock       Deficit       Deficit
                         ------  ----------  -------------  ---------  ------  ----------  ----------  ------------  -------------
Balances,
  October 1, 2001           .2   $  47,000      1,175,000   8,147,761   8,000  35,556,000  ( 394,000)  (36,744,000)   (   352,000)
Conversions of Series
  C preferred stock
  to common stock        (  .2)   ( 48,000)             -     177,125   1,000      47,000          -             -              -
Common stock issued in
  exchange for note
  payable                    -           -              -     226,365       -      36,000          -             -         36,000
Common stock issued for
  services                   -           -              -     100,000       -      56,000          -             -         56,000
Expired warrants             -           -     (1,165,000)          -       -   1,165,000          -             -              -
Reduction in receivable
  under agreement to
  sell affiliate stock       -           -              -           -       -           -    394,000             -        394,000
Accretion on
  preferred stock            -       1,000              -           -       -           -          -   (     1,000)             -
Net loss                     -           -              -           -       -           -          -   (   174,000)   (   174,000)
                         ------  ----------  -------------  ---------  ------  ----------  ----------  ------------  -------------

Balances,
  June 30, 2002              -           -         10,000   8,651,251   9,000  36,860,000          -   (36,919,000)   (    40,000)
                         ======  ==========  =============  =========  ======  ==========  ==========  ============  =============

                         See accompanying notes to condensed consolidated financial statements.

                INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                         ---------------------------
                                                             2002           2001
                                                         -------------  ------------
Cash flows from operating activities:
  Net loss                                               $(   174,000)  (    65,000)
  Less gain from discontinued operations                            -   (    56,000)
                                                         -------------  ------------
    Loss from continuing operations                       (   174,000)  (   121,000)
                                                         -------------  ------------
  Adjustments to reconcile loss from continuing
   operations to net cash used in operating
   activities of continuing operations:
  Common stock issued for services                             56,000             -
  Exchange of affiliate stock for services                  1,752,000             -
  Provision for doubtful note receivable                      250,000             -
  Unrealized loss on derivative instrument                    550,000             -
  Gain on cancellation of derivative instrument           (   550,000)            -
  Loss from asset impairment                                        -        53,000
  Gain on sale and exchange of affiliate stock            ( 2,284,000)  (   139,000)
  Equity in losses of affiliate                               247,000             -
  Changes in operating assets and liabilities:
    Increase in deposit and miscellaneous                 (     2,000)  (     4,000)
    Increase in restricted cash                                     -   (     1,000)
    Decrease in other receivable                                2,000             -
    Decrease in accounts payable and accrued
     liabilities                                          (    38,000)       17,000
                                                         -------------  ------------
      Total adjustments                                   (    17,000)  (    74,000)
                                                         -------------  ------------
    Net cash used in operating activities
     of continuing operations                             (   191,000)  (   195,000)
                                                         -------------  ------------

Cash flows from investing activities:
  Proceeds from sale of affiliate stock                       503,000        65,000
  Payments received on related party advances                  51,000             -
  Increase in notes receivable                            (   250,000)  (    25,000)
                                                         -------------  ------------
    Net cash provided by investing
     activities of continuing operations                      304,000        40,000
                                                         -------------  ------------

Cash flow from financing activities:
    Proceeds from note payable to related party                     -        93,000
    Payment on note payable to related party              (   128,000)  (    23,000)
    Payment on note payable due shareholder               (     8,000)  (     6,000)
                                                         -------------  ------------
    Net cash provided by (used in) financing activities
      of continuing operations                            (   136,000)       64,000
                                                         -------------  ------------

Cash flows from discontinued operations:
    Net cash used in operations                                     -   (     5,000)
                                                         -------------  ------------

Net decrease in cash and cash equivalents                 (    23,000)  (    96,000)
Cash and cash equivalents, beginning of period                 31,000       100,000
                                                         -------------  ------------
Cash and cash equivalents, end of period                 $      8,000         4,000
                                                         =============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $      4,000             -
                                                         =============  ============

                                       (Continued)

                   INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        (CONTINUED)

                                                                         NINE MONTHS ENDED
                                                                              JUNE 30,
                                                                         -----------------
                                                                           2002     2001
                                                                         --------  -------
Supplemental disclosure of non-cash investing and financing activities:
  Sale of investment in land held for sale in exchange
    for affiliate common stock                                           $247,000        -
  Conversion of preferred stock to common stock                            48,000        -
  Reduction in receivable under agreement to sell
    affiliate stock and related deferred gain                             394,000        -
  Common stock issued in exchange for note payable
    to shareholder                                                         36,000        -
  Amortization of deemed dividend on preferred stock                            -   43,000
  Accrual of preferred stock dividend                                           -  117,000
  Accretion on preferred stock                                              1,000   16,000
  Exchange of affiliate stock for liabilities
   of discontinued operations                                                   -   74,000

See accompanying notes to condensed consolidated financial statements.

            INTERCELL  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


1.  BUSINESS,  BASIS  OF  PRESENTATION  AND  MANAGEMENT'S  PLANS
----------------------------------------------------------------

Business  and  Basis  of  Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), and its wholly-owned subsidiaries Sigma 7 Corporation and BMI Acquisition Group, Inc. (Sigma 7 and BMI both have discontinued operations), Particle Interconnect Corp., and through September 30, 2001, Arizcan Properties, Ltd. (Arizcan). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in Nanopierce

As of June 30, 2002, the Company owns approximately 11.7% of the outstanding common stock of Nanopierce Technologies, Inc. ("Nanopierce"). The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through June 30, 2002.

The Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 14.6% at October 1, 2001 to approximately 11.7% at June 30, 2002. The decrease in the Company's ownership interest in Nanopierce was due to the Company's sale of 569,924 shares of Nanopierce for approximately $503,000 in January and March of 2002, the exchange of 80,000 shares of Nanopierce to the Directors of Intercell for services valued at $112,000 (based upon the quoted market price of Nanopierce common stock, $1.39 per share, at the date of grant), and the exchange of 2,000,000 shares of Nanopierce in exchange for the cancellation of warrants to purchase shares of Nanopierce (Note 2). The decrease in the Company's ownership interest was offset by the Company receiving 845,000 Nanopierce shares in satisfaction of a note receivable (Note 5) and 330,000 Nanopierce shares as consideration for the sale of the Arizcan subsidiary (Note 3). In connection with the sale of the Arizcan property, the Company received 330,000 shares of Nanopierce valued at $247,000. During the six months ended March 31, 2002, the carrying value of the investment in Nanopierce was reduced to zero by the Company's proportionate share of net losses of Nanopierce ($247,000).

At June 30, 2002, the Company owned 6,718,126 shares of Nanopierce common stock, and based upon the closing bid price of $0.96 per share, the market value of the Company's investment in Nanopierce common shares at June 30, 2002, was approximately $6,449,000. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment.

Derivative Instruments

Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

On April 3, 2002 the Company signed an Agreement in Principle with VU Media Duplications, Inc. (VU Media). The Agreement provided for the proposed merger of the Company and VU Media after the fulfillment of certain obligations. On May 22, 2002, the Company withdrew from the proposed merger (Note 4).

2.  WARRANTS  ON  AFFILIATE'S  STOCK
------------------------------------

In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party had the right to purchase up to 1,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock was $0.83 per share at the date of grant. The warrant was exercisable immediately, was due to expire in January 2007, and contained a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense (consulting expense) of $450,000 was recorded during the quarter ended March 31, 2002. The warrant was considered a derivative financial instrument and was therefore recorded in the balance sheet at fair value at the date of the transaction. As discussed below, changes in the fair value of the warrant (unrealized gains and losses) were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrant was cancelled.

In April 2002, the Company granted a second warrant to the same third party consultant for additional consulting and advisory services. Under this warrant, the third party had the right to purchase up to 4,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the Nanopierce common stock at the date of the grant. This warrant was exercisable immediately, was due to expire in April 2007, and contained a cashless exercise provision at the option of the holder. This warrant was originally valued at $2,570,000 at the date of grant using the Black-Scholes pricing model. This warrant was also considered a derivative financial instrument, and changes in the fair value of this warrant were also recognized in earnings (loss) of the Company through May 22, 2002, the date this warrant was cancelled.

            INTERCELL  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


In May 2002, the Company renegotiated the terms of the consulting agreement with the third party discussed above, and on May 22, 2002, the holder of the two warrants agreed to cancel both warrants in exchange for 2,000,000 shares of restricted common stock of Nanopierce held by the Company. Based on the quoted market price of the Nanopierce common stock at the date of the agreement, the Nanopierce shares were valued at $1,640,000, which represented the renegotiated value of the consulting services provided by the third party. The Company also recognized an equivalent gain on exchange of affiliate stock of $1,640,000, which represented the difference between the carrying value of the shares exchanged ($0) and the market value of the shares ($0.82 per share).

In connection with the cancellation of the warrants and exchange of 2,000,000 Nanopierce shares, the Company reduced the derivative instrument liability to $0 (resulting in a $550,000 gain on cancellation of derivative instrument).

3.  SALE  OF  INVESTMENT  IN  LAND  HELD  FOR  SALE
---------------------------------------------------

In October 2001, the Company sold to a shareholder of the Company, all of the common stock of Arizcan, which had an investment in land held for sale with a carrying amount of $247,000, in exchange for 330,000 common shares of Nanopierce. The shares of Nanopierce were valued at $247,000 based on the quoted market price of the Nanopierce common stock at the date of the agreement, and no gain or loss was recognized on the transaction.

During the nine months ended June 30, 2001, the Company wrote down the carrying amount of the Arizcan land by $53,000. The write down was based on negotiations with potential buyers and consideration of market conditions based upon an outstanding offer to buy the property.

4.  NOTE  RECEIVABLE
--------------------

In April 2002, the Company made an unsecured loan of $250,000 to VU Media in connection with a proposed merger. The Company withdrew from the proposed merger in May 2002. The note is due on demand and bears interest at eight percent. Although the Company is continuing its collection efforts, an allowance has been recorded, reserving the entire balance due to uncertainty as to collection.

5.  NOTE  RECEIVABLE  FROM  AGREEMENT  TO  SELL  AFFILIATE  STOCK
-----------------------------------------------------------------

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

6.  STOCKHOLDERS'  EQUITY  (DEFICIT)
------------------------------------

In April 2002, the Company issued 100,000 shares of common stock to a Director of the Company for services valued at $56,000, which was based on the market value of the common stock of the Company at the date of the grant ($0.56 per share). The Company has recorded this amount as general and administrative expense (consulting expense).

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

Warrants to purchase 36,769 shares of common stock expired on November 30, 2001. At June 30, 2002, the Company has outstanding warrants to purchase 10,000 shares of common stock at an exercise price of $3 per share. These warrants expire in December 2002.

7.  INCOME  (LOSS)  PER  SHARE
------------------------------

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of dilative stock options, warrants, and convertible preferred stock. Stock options, warrants, and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 348,850 shares at June 30, 2002 and 3,517,438 at June 30, 2001) would be to decrease loss per share. Stock options and warrants were excluded from the computation of diluted EPS for the three month period ended June 30, 2002, because the options and warrants' exercise prices were greater than the average market price of the common shares.

8.  LITIGATION
--------------

During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing ask share price of the Nanopierce common stock on the one-year anniversary date, the Company recognized an additional liability of $74,000 at September 30, 2001. In June 2002, the Company paid $100,000 to settle the litigation and recorded an additional $26,000 of expense.

The Company, Nanopierce and Louis DiFrancesco, the inventor of the PI Technology are involved in litigation relating to Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On November 30, 1999, Nanopierce obtained a Court Order of Declaratory Judgment that it has incontestable and exclusive ownership of all patents, patent applications, licenses, trade names, trademarks, trade secrets and other intellectual properties relating to the PI Technology. Mr. DiFrancesco filed an Appeal on March 28, 2000 with the Colorado Court of Appeals regarding the Declaratory Judgment. On December 6, 2001 the Colorado Court of Appeals rendered an opinion of Judgment Reversed and Case Remanded with Directions. The Colorado Court of Appeals found that there was not a settlement agreement and has ordered the case continue to be heard by the District Court, City and County of Denver.

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

     PLAN  OF  OPERATION

     Over the past two years, the Company has restructured itself in order to enhance its prospects for financing, future business operations and acquisitions.

     During the nine months ended June 30, 2002, the Company completed the following significant transactions:
     - The Company sold its subsidiary, Arizcan Properties, Ltd., which owned an investment in land held for sale with a carrying value of $247,000, in exchange for 330,000 common shares of Nanopierce Technologies, Inc. ("Nanopierce") common stock owned by the Company;
     - the Company received 845,000 common shares of Nanopierce in satisfaction of a $394,000 note receivable;
     - the Company paid $10,000 and issued 226,365 shares of its common stock in satisfaction of a $44,000 note payable and related accrued interest of $2,000;
     - the Company sold 569,924 common shares of Nanopierce for approximately $503,000; and,
     - the Company entered into a business consulting and advisory services agreement in exchange for 2,000,000 shares of Nanopierce common stock held by the Company valued at $1,640,000.

     As of June 30, 2002, the Company owns approximately 11.7% of the outstanding common stock of Nanopierce. The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through June 30, 2002.

     On April 3, 2002 the Company signed an Agreement in Principle with VU Media Duplications, Inc. (VU Media). The Agreement provided for the proposed merger of the Company and VU Media after the fulfillment of certain obligations. On May 22, 2002 the Company withdrew from the proposed merger.

RESULTS  OF  OPERATIONS

Revenues

     The Company had no revenue from continuing operations for the nine months or three months ended June 30, 2002 or 2001.

General  and  Administrative  Expenses

     General and administrative expenses were $1,455,000 and $1,959,000 for the three months and nine months ended June 30, 2002 compared to $89,000 and $203,000 for the three months and nine months ended June 30, 2001. The increase is primarily attributable to a $1,640,000 consulting expense charge incurred during the nine months ended June 30, 2002.

Other  Income/Expense

     During the nine months ended June 30, 2001 the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000 based upon a letter agreement to purchase the property which expired in March 2001. Based on the agreement, the Company recorded an impairment of $53,000 on the value of the land.

     The Company recognized gains of $2,284,000 for nine months ended June 30, 2002 ($1,752,000 for the three months ended June 30, 2002) on the sale and exchange of Nanopierce common stock compared to gains of $139,000 for the nine months ended June 30, 2001 ($65,000 for the three months ended June 30, 2001).

     In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party had the right to purchase up to 1,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock was $0.83 per share at the date of grant. The warrant was exercisable immediately, was due to expire in January 2007, and contained a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense (consulting expense) of $450,000 was recorded during the quarter ended March 31, 2002. The warrant was considered a derivative financial instrument and was therefore recorded in the balance sheet at fair value at the date of the transaction. As discussed below, changes in the fair value of the warrant (unrealized gains and losses) were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrant was cancelled.

     In April 2002, the Company granted a second warrant to the same third party consultant for additional consulting and advisory services. Under this warrant, the third party had the right to purchase up to 4,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the Nanopierce common stock at the date of the grant. This warrant was exercisable immediately, was due to expire in April 2007, and contained a cashless exercise provision at the option of the holder. This warrant was originally valued at $2,570,000 at the date of grant using the Black-Scholes pricing model. This warrant was also considered a derivative financial instrument, and changes in the fair value of this warrant were also recognized in earnings (loss) of the Company through May 22, 2002, the date this warrant was cancelled.

     In May 2002, the Company renegotiated the terms of the consulting agreement with the third party discussed above, and on May 22, 2002, the holder of the two warrants discussed above agreed to cancel both warrants in exchange for 2,000,000 shares of restricted common stock of Nanopierce held by the Company. Based on the quoted market price of the Nanopierce common stock at the date of the agreement, the Nanopierce shares were valued at $1,640,000, which represented the renegotiated value of the consulting services provided by the third party. The Company also recognized an equivalent gain on exchange of affiliate stock of $1,640,000, which represented the difference between the carrying value of the shares exchanged ($0) and the market value of the shares ($0.82 per share).

     In connection with the cancellation of the warrants and exchange of 2,000,000 Nanopierce shares, the Company reduced the derivative instrument liability to $0 (resulting in a $550,000 gain on cancellation of derivative instrument).

     In April 2002, the Company made an unsecured loan of $250,000 to VU Media in connection with a proposed merger. The Company withdrew from the proposed merger in May 2002. The note is due on demand and bears interest at eight percent. Although the Company is continuing its collection efforts, an allowance for has been recorded, reserving the entire balance due to uncertainty as to collection.

     The consolidated financial statements reflect Nanopierce as an investment accounted for under the equity method of accounting. The Company's investment in Nanopierce was carried at zero through September 30, 2001 in the Company's financial statements and therefore the equity method was suspended and the Company's share of Nanopierce's losses was not recorded. During the nine months ended June 30, 2002 the Company received Nanopierce shares in exchange for the land. The Nanopierce shares were valued at $247,000. At June 30, 2002, the carrying amount of the investment in Nanopierce is zero after recording a loss of $247,000 from its equity in Nanopierce's loss for the nine months ended June 30, 2002 (none for the three months ended June 03, 2002). Therefore, the Company has again suspended the equity method of accounting. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of Nanopierce even though the voting ownership interest is below 20% (approximately 11.7% at June 30, 2002).

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

Liquidity  and  Capital  Resources

     During the nine months ended June 30, 2002 the Company's cash and cash equivalents decreased by $23,000. Cash used in operations was $191,000, which included a $100,000 payment to settle the liability owed in connection with the BMI litigation. Cash used in financing activities of $136,000 was used to pay down notes to related parties. Cash provided by investing activities included $503,000 from the sale of Nanopierce common stock and $51,000 of payments received on related party receivables. Cash of $250,000 was used in investing activities in connection with the loan to Vu Media.

     During the nine months ended June 30, 2002 the Company had no capital expenditures.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Nanopierce common stock held as an investment by the Company. At June 30, 2002, the Company owned 6,718,126 shares of Nanopierce common stock with a market value of approximately $6,449,000, based upon the closing bid price of $0.96 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

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

Equity  Investment

     Entities where the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an entity depends on an evaluation of several factors including, among others, representation on the entity's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments of the entity. Under the equity method of accounting, our share of the earnings or losses of the entity is included in the Company's earnings (loss) until such a point that our investment has been written down to $0. At that time, recognition of our proportionate share of the equity investee's losses are suspended. The Company accounts for its investment in Nanopierce under the equity method of accounting.

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

                           PART II - OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

During November, 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and a aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The Company recognized a $56,000 gain on the settlement, which is presented as a gain on disposal of subsidiary. The settlement agreement further stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company is to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing ask share price of the Nanopierce common stock on the one-year anniversary date, the Company recognized an additional liability of $74,000 at September 30, 2001. In June 2002, the Company paid $100,000 to settle the litigation and recorded an additional $26,000 of expenses.

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


                        ITEM 2.     CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from April 1, 2002 to June 30, 2002.

      Date        Title of      Amount of
     of Sale     Securities     Securities    Consideration       Purchaser
     -------    ------------    ----------    -------------    ----------------

     4-18-02    Common Stock     100,000       Services as     Charles E. Bauer
                                                Director

                  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit 11  Statement of Computation of Net Income (Loss) per Share


REPORTS  ON  FORM  8-K

May 30, 2002 - Report Form 8-K regarding withdrawal from a proposed merger of the Company and VU Media Duplications, Inc., cancellation of 1,000,000 share warrant issued in January 2002, cancellation of 4,000,000 share warrant issued in April 2002, and transfer of 2,000,000 restricted common stock of Nanopierce Technologies, Inc. owned by the Company for business consulting, advisory and financial services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERCELL INTERNATIONAL CORPORATION
                                       (REGISTRANT)

Date:  August 13, 2002              By:  /s/  Paul  H.  Metzinger
                                    ------------------------------------------
                                       Paul H. Metzinger, President,
                                       Chief Executive Officer &
                                       Chief Financial Officer