Form 10KSB
period 2002-09-30
INTERCELL INTERNATIONAL CORP
filed 2002-12-05
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       84-0928627
 ------------------------------          ---------------------------------------
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

              (Title of Class)                 Name of Each
                                            Exchange On Which
                                                Registered
              -----------------------------------------------
                Common Stock                     NASDAQ:BB

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

     As of the close of trading on December 2, 2002, there were 8,651,251 common shares outstanding, 5,735,500 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 2, 2002, was approximately $516,195.

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

     As part of the merger, the Company acquired all of the assets and liabilities of Intercell Corporation. Such assets included shares of the common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At September 30, 2002, the Company owned 6,718,126 shares of NanoPierce or approximately 11.7%. NanoPierce is a public company, traded on the Over-the-Counter Bulletin Board under the symbol "NPCT". NanoPierce is in the process of developing and marketing its proprietary technology, the NanoPierce Connection System (NCSTM).

     In October 2001, the Company sold all of the issued and outstanding common shares of Arizcan Properties Ltd., a wholly-owned subsidiary of the Company ("Arizcan"), that held title to approximately 96-acres in Arizona, in exchange for 330,000 common shares of NanoPierce. The NanoPierce common shares were valued at $247,000, the book value of the property.

     In June 1997, Intercell Corporation acquired control of Sigma 7 Corporation ("Sigma 7") and BMI Acquisition Group, Inc. (BMI). In 1998, Sigma 7 and BMI filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code.
The Sigma 7 bankruptcy case was closed prior to October 1, 2000. During the year ended September 30, 2001, the U.S. Bankruptcy Court closed the BMI bankruptcy case. During the year ended September 30, 2001, BMI liabilities of $135,000 were satisfied in exchange for cash of $5,000 and 37,000 shares of Nanopierce common stock and the remaining $1,086,000 BMI liabilities were de-recognized as a result of a final judgment from the U.S. Bankruptcy Court received in July 2001.

     Currently, the Company has no business operations. Management is currently attempting to arrange for financing for the Company and is investigating several different business opportunities for the Company.

     EMPLOYEES

     As of September 30, 2002, the Company and its subsidiary had 1 employee. The Company's employee is not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relation with its employee is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTIES

     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3640, Denver, Colorado 80202. The offices are leased by NanoPierce.

ITEM 3.   LEGAL PROCEEDINGS

     The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order declares, "NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents." The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, royalty-bearing license with no right to sublease. The court order cannot be appealed.

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


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "IICP." The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Market prices after May 31, 2001 reflect the 1 for 20 reverse split of the Company's common stock.

                 2001 FISCAL YEAR    HIGH   LOW
                 ------------------  -----  ----
                 December 31, 2000   $ .03  $.03
                 March 31, 2001        .03   .03
                 June 30, 2001         .40   .40
                 September 30, 2001    .22   .18


                 2002 FISCAL YEAR
                 ------------------

                 December 31, 2001   $ .28  $.27
                 March 31, 2002        .55   .55
                 June 30, 2002         .19   .18
                 September 30, 2002    .08   .08

     As of September 30, 2002, there were approximately 535 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its Common Stock as of that date.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company made no unregistered sales of its securities from July 1, 2002 through September 30, 2002.


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

RESULTS OF OPERATIONS

     The Company had no revenue from continuing operations for the years ended September 30, 2002 or 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses were $2,000,000 in the year ended September 30, 2002 compared to $321,000 for 2001. The increase is primarily attributable to consulting expense incurred by the Company during the year ended September 30, 2002.

     During the fiscal year 2001, the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000. The write down was based on negotiations with potential buyers and consideration of market conditions based upon an outstanding offer to buy the property. In October 2001, the Company sold Arizcan in exchange for 330,000 common shares of NanoPierce. The shares were valued at $247,000 based on the market price of the NanoPierce common stock on the date of the Agreement. No gain or loss was recognized on the transaction.

OTHER INCOME/EXPENSE

     The Company recognized gains of $2,284,000 for year ended September 30, 2002 on the sale and exchange of Nanopierce common stock compared to gains of $274,000 for the year ended September 30, 2001.

     In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party had the right to purchase up to 1,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock was $0.83 per share at the date of grant. The warrant was exercisable immediately, was due to expire in January 2007, and contained a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense (consulting expense) of $450,000 was recorded during the year ended September 30, 2002. The warrant was considered a derivative financial instrument and was therefore recorded in the balance sheet at fair value at the date of the transaction. As discussed below, changes in the fair value of the warrant (unrealized gains and losses) were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrant was cancelled.

     In April 2002, the Company granted a second warrant to the same third party consultant for additional consulting and advisory services. Under this warrant, the third party had the right to purchase up to 4,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the Nanopierce common stock at the date of the grant. This warrant was exercisable immediately, was due to expire in April 2007, and contained a cashless exercise provision at the option of the holder. This warrant was valued at $2,570,000 at the date of grant using the Black-Scholes pricing model. This warrant was also considered a derivative financial instrument, and changes in the fair value of this warrant were also recognized in earnings (loss) of the Company through May 22, 2002, the date this warrant was cancelled.

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

     In connection with the cancellation of the warrants and exchange of 2,000,000 Nanopierce shares, the Company reduced the derivative instrument liability to $0.

     In April 2002, the Company made an unsecured loan of $250,000 to VU Media in connection with a proposed merger. The Company withdrew from the proposed merger in May 2002. The note is due on demand and bears interest at 8%. Although the Company is continuing its collection efforts, an allowance for has been recorded, reserving the entire balance due to uncertainty as to collection.

     The consolidated financial statements reflect Nanopierce as an investment accounted for under the equity method of accounting. The Company's investment in Nanopierce was carried at zero through September 30, 2001 in the Company's financial statements and therefore the equity method was suspended and the Company's share of Nanopierce's losses was not recorded. During the year ended September 30, 2002 the Company received Nanopierce shares in exchange for Arizcan. The Nanopierce shares were valued at $247,000. At September 30, 2002, the carrying amount of the investment in Nanopierce is zero after recording a loss of $247,000 from its equity in Nanopierce's losses for the year ended September 30, 2002. Therefore, the Company has again suspended the equity method of accounting. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of Nanopierce even though the voting ownership interest is below 20% (approximately 11.7% at September 30, 2002).

     During the year ended September 30, 2001 the Company wrote down the carrying amount of the Arizcan property from $300,000 to $247,000 based upon a letter agreement to purchase the property which expired in March 2001. Based on the agreement, the Company recorded an impairment of $53,000 on the value of the land.

     Interest income and interest expense were not significant for the periods.

DISCONTINUED OPERATIONS

     During November 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $2.00 per share, and an aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The settlement agreement further stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company was to exchange additional shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the Nanopierce common stock on the one-year anniversary date, the Company recorded a loss on the transaction of $18,000 in 2001, which is included in the gain on disposal of subsidiaries and recognized a $74,000 liability as of September 30, 2001. In June 2002, the Company agreed to pay $100,000 to settle the litigation and recorded and additional $26,000 of expense.

     In July 2001, the remaining BMI liabilities of $1,086,000 were de-recognized as a result of a final judgment regarding BMI from the U.S. Bankruptcy Court. This event resulted in a gain of $1,086,000, presented as a gain on disposal of subsidiaries for the year ended September 30, 2001.

NET INCOME/LOSS

     The Company recognized a net loss of $213,000 in the fiscal year 2002 compared to net income of $964,000 for the fiscal year 2001. The change is primarily attributable to the fiscal 2001 gain on disposal of discontinued operations of $1,068,000.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 2002 the Company's cash and cash equivalents decreased by $28,000. Cash used in operations was $196,000, which included a $100,000 payment to settle the liability owed in connection with the BMI litigation. Cash used in financing activities of $136,000 was used to pay down notes to related parties. Cash provided by investing activities included $503,000 from the sale of Nanopierce common stock and $51,000 of payments received on related party receivables. Cash of $250,000 was used in investing activities in connection with the loan to Vu Media.

     The Company had no capital expenditures during fiscal year 2002.

PLAN OF OPERATION

     Over the past two years, the Company has restructured itself in order to enhance its prospects for financing, future business operation and acquisitions.

     During year ended September 30, 2002, the Company completed the following significant transactions:
     - The Company sold its subsidiary, Arizcan Properties, Ltd., which owned an investment in land held for sale with a carrying value of $247,000, in exchange for 330,000 common shares of Nanopierce Technologies, Inc. ("Nanopierce") common stock owned by the Company;
     - the Company received 845,000 common shares of Nanopierce in satisfaction of a $394,000 note receivable;
     - the Company paid $10,000 and issued 226,365 shares of its common stock in satisfaction of a $44,000 note payable and related accrued interest of $2,000;
     - the Company sold 569,924 common shares of Nanopierce for approximately $503,000; and,
     - the Company entered into a business consulting and advisory services agreement in exchange for 2,000,000 shares of Nanopierce common stock held by the Company valued at $1,640,000.

     As of September 30, 2002, the Company owns approximately 11.7% of the outstanding common stock of Nanopierce. The Company's President/CEO is also the President/CEO of Nanopierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through September 30, 2002.

     On April 3, 2002 the Company signed an Agreement in Principle with VU Media Duplications, Inc. (VU Media). The Agreement provided for the proposed merger of the Company and VU Media after the fulfillment of certain obligations. On May 22, 2002 the Company withdrew from the proposed merger.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At September 30, 2002, the Company owned 6,718,126 shares of Nanopierce common stock with a market value of approximately $3,896,000, based upon the closing bid price of $0.58 per share. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only.
SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year. The Company does not expect that the adoption of SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company.

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

Litigation

     During the fiscal year ended September 30, 2002 we were involved in certain legal proceedings all of which have been subsequently settled, as discussed in
Note 7 to the consolidated financial statements. For any litigation subject to uncertainty, SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, if any. Changes in these factors could materially impact the Company's financial position or its results of operations. We do not believe exiting claims will have a material adverse effect on our consolidated financial position.


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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:


     NAME AND AGE                      POSITION                      PERIOD
Paul H. Metzinger (62)        Director, President, Chief   May 28, 1997 to present.
                              Executive Officer and Chief
                              Financial Officer

Charles E. Bauer, Ph.D. (50)  Director                     Director November 22, 1996
                                                           to present.

Kristi J. Kampmann (30)       Secretary                    July 1999 to present.

Kevin B. Waide (50)           Director                     January 1998 to present.

R. Mark Richards (52)         Director                     February 2000 to present

Mallory Smith (53)            Director                     February 2000 to present

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

     KRISTI J. KAMPMANN. Ms. Kampmann has been Secretary of the Company since July 1999. In addition, she has served as the Secretary of NanoPierce since February 1998 and the Chief Financial Officer of NanoPierce since October 15, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer, and Chief Financial Officer for NanoPierce. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. Ms. Kampmann received a MBA from the University of Colorado, Denver, in December 2001.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2002 and 2001 (the "Named Executive Officers"):

                                             ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                     -------------------------------------------------------------------------------------
                                                                                    AWARDS                    PAYOUTS
                                                                       ---------------------------------------------------
NAME & PRINCIPAL              YEAR   SALARY    BONUS    OTHER ANNUAL   RESTRICTED   SECURITIES     LTIP       ALL OTHER
POSITION                              ($)       ($)     COMPENSATION      STOCK     UNDERLYING    PAYOUTS    COMPENSATION
                                                            ($)        AWARDS ($)   OPTIONS (#)     ($)          ($)
Paul H. Metzinger,            2001  $ 45,000  $   -0-  $          -0-          -0-          -0-  $     -0-  $          -0-
Director, President & CEO(1)  2002  $ 25,000  $   -0-  $          -0-          -0-          -0-  $     -0-  $          -0-


(1) Paul Metzinger was elected President and Chief Executive officer on May 28, 1997. He is currently compensated pursuant to a written employment agreement, dated June 1, 2002, at an annual salary of $75,000 The salary, which is being accrued, is conditioned upon (1) closing of a $500,000 financing or (2) closing of a merger or acquisition. At the request of the Board of Directors, effective September 30, 2001, Mr. Metzinger agreed to forgive his accrued salary of $270,000 prior to June 1, 2002 and work out the term of his prior employment agreement without compensation.

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

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers during the fiscal year ended September 30, 2002.

     No options were granted during the fiscal year ended September 30, 2002.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information relating to the exercise of stock options during the fiscal year ended September 30, 2002 by the Company's executive officers and the 2002 fiscal year-end value of unexercised options. No options were exercised during the fiscal year ended September 30, 2002.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                              AND FISCAL YEAR-END OPTION/SAR VALUES

                                                   NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                  OPTIONS/SARS AT FISCAL     OPTIONS/SAR AT FY-
                                                            YEAR                END ($)(1)
                                                  ----------------------------------------------
                       SHARES
NAME                ACQUIRED ON                         EXERCISABLE/           EXERCISABLE/
                    EXERCISE (#)  VALUE REALIZED       UNEXERCISABLE           UNEXERCISABLE
------------------  ------------  ---------------  ----------------------  ---------------------
                                        ($)
                                  ---------------
Paul H. Metzinger              0                0               117,500/0  $                 0/0

Charles E. Bauer               0                0                 5,000/0  $                 0/0

Kristi J. Kampmann             0                0                10,000/0  $                 0/0

Kevin B. Waide                 0                0                 5,000/0  $                 0/0


(1) The average of the closing bid and asked price of the Common Stock on September 30, 2002 ($0.08) was used to calculate the option value.

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

EMPLOYMENT AGREEMENT

     On June 1, 2002, the Company entered into a certain employment agreement (the "Employment Agreement") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company (an "Employee"). The Employment Agreement is for a period of one year beginning June 1, 2002. An extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties. The failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Mr. Metzinger will receive a base salary of $75,000 for the year conditioned on
(1) closing of a $500,000 financing, or (2) closing of a merger or acquisition. If the Employment Agreement is subsequently extended by the Board, the Employee's Annual Salary will increase by the amount, if any, in which the Consumer Price Index increased during the previous year. The Employee also is entitled to participate in the Company's bonus and stock option plans and participate in the customary employee benefits programs maintained by the Company, including health, life and disability insurance to the extent provided to other senior executives of the Company.

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

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. During the fiscal year ended September 30, 2002, the Company did not grant any options to purchase shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 2002, 338,850 options are exercisable.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 2002, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER     NUMBER OF SHARES       % OF
                                                           OUTSTANDING(5)
Paul H. Metzinger, President
  Chief Executive Officer and Director
370 Seventeenth Street, Suite 3640
Denver, CO 80202                                1,886,078(1)       20.96%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                           1,886,078(1)       20.96%

Charles E. Bauer, Director
31312 Island Drive
Evergreen, CO 80439                               105,000(2)        1.17%

Kristi J. Kampmann, Secretary
370 17th Street, Suite 3640
Denver, CO 80202                                   60,000(3)        0.67%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002                                    5,000(4)        0.06%

Mallory Smith, Director
11211 E. Arapahoe Rd, Suite 116
Englewood, CO 80112                                 6,461           0.07%

R. Mark Richards, Director
Technology Investors, LLC
3892 Weld County Road 45
P.O. Box 388
Hudson, CO 80642                                    4,313           0.05%

Timothy Solomon
Gemini Investments, Ltd.
Cayman National Building
Elgin Avenue
Grand Cayman Islands
B.W.I.                                            481,394           5.35%

H. Glenn Bagwell, Jr.
Triad Technologies, LLC
3005 Anderson Drive, Suite 294
Raleigh, NC 27609                                 515,779           5.73%

All officers and directors as a group           2,066,852          22.97%
(6 persons)


(1) Includes 4,160 shares of common stock owned directly and beneficially by Mr. Metzinger and 1,764,418 shares of common stock and options consisting of 32,500 shares exercisable at $10.00, 85,000 shares exercisable at $7.50, expiring September 30, 2007 owned indirectly and beneficially through his wife. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
(2) Includes 100,000 shares of common stock owned directly and beneficially, and an option for 5,000 shares of common stock exercisable at $7.50 per share, expiring on September 30, 2007.
(3) Includes 50,000 shares of common stock owned directly and beneficially and options for 2,500 shares of common stock, exercisable at $7.50 per share, expiring on September 30, 2007 and an option for 7,500 shares of common stock, exercisable at $1.00 per share, expiring June 1, 2008.
(4) Includes an option for 5,000 shares of common stock, exercisable at $2.00 per share, expiring February 6, 2008.

(5) Based on 8,651,251 shares of common stock issued and outstanding on September 30, 2002 and assuming exercise of all 338,850 presently exercisable options and exercise of 10,000 outstanding warrants, there would be 9,000,101 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As compensation for her services for the Company Ms. Kampmann, the Company's Corporate Secretary, was issued 50,000 shares of the Company's restricted common stock in August 2001, valued at $12,000.

     On August 13, 2001, Corporate Advisors, Inc., an entity whose controlling person is the spouse of Mr. Metzinger, and an outside third party provided a Notice of Conversion to the Company to convert 22 of the issued and outstanding Series C Preferred shares. 1,123,253 restricted shares of the Company's common stock were issued to Corporate Advisors, Inc.'s designee, The Cheri L. Metzinger Trust. Such shares are owned beneficially by Mr. Metzinger through his spouse.

     In February 2000, Corporate Advisors, Inc. and an outside third party agreed to purchase all of the Company's outstanding Series D preferred shares, to be converted into the Company's common stock upon approval of the increase in authorized capital by the Company's shareholders. On August 13, 2001, the Company, per the instructions of Corporate Advisors, Inc. issued to The Cheri L. Metzinger Trust 570,194 restricted shares of the Company's common stock underlying the Series D Preferred shares. Such shares are owned beneficially by Mr. Metzinger through his spouse.

     On September 30, 2001, Mr. Metzinger, the President and CEO of the Company, signed a promissory note in the principal amount of $39,900. The Promissory Note had a term of 1 year and an interest rate of 8% per annum. As of September 30, 2002, the promissory note was extended for a six-month period, due on March 31, 2003. On November 8, 2002 the Company accepted 74,870 restricted shares of common stock of Nanopierce as full payment of the $43,424 due on the note ($39,900 plus accrued interest of $3,524.) The NanoPierce stock was valued at the closing bid price of $0.58 on November 8, 2002.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report.

          Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.    DESCRIPTION

  10.1(1)      1995 Compensatory Stock Option Plan.

  10.2*
               Employment and Non-Disclosure Non-Competition Agreement, dated June 1, 2002, between Paul H. Metzinger and the Company.

   11*         Statement regarding Computation of Per Share Earnings.

   23*         Consent of Independent Certified Public Accountants.

*Filed herewith.

1. Incorporated by reference to the Company's current Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the Company's quarter ended September 30, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO') and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO has concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERCELL INTERNATIONAL CORPORATION, (A Nevada Corporation)

Date:  December 2, 2002       By  /s/ Paul H. Metzinger
                                  ----------------------------------------------
                                  Paul H. Metzinger, Director, Chief Executive
                                  Officer, President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  December 2, 2002       By   /s/ Paul H. Metzinger
                                  ----------------------------------------------
                                  Paul H. Metzinger, Director, Chief Executive
                                  Officer, President & Chief Financial Officer


Date:  December 2, 2002       By   /s/ Kevin B. Waide
                                  ----------------------------------------------
                                  Kevin B. Waide, Director


Date:  December 2, 2002       By  /s/ Mallory Smith
                                  ----------------------------------------------
                                  Mallory Smith, Director

                                  CERTIFICATION


I, Paul H. Metzinger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Intercell International Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

          c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 2, 2002

                                            /s/ Paul H. Metzinger
                                            -----------------------------------
                                            Paul H. Metzinger,
                                            Chief Executive Officer, President,
                                            and Chief Financial Officer

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                              FINANCIAL STATEMENTS


              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                           Page
                                                                           ----
Independent Auditors' Report                                                F-3

Consolidated Balance Sheet - September 30, 2002                             F-4

Consolidated Statements of Operations - Years ended
   September 30, 2002 and 2001                                              F-5

Consolidated Statements of Changes in Stockholders'
   Deficit - Years ended September 30, 2002 and 2001                        F-6

Consolidated Statements of Cash Flows - Years ended
   September 30, 2002 and 2001                                              F-8

Notes to Consolidated Financial Statements                                 F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Intercell International Corporation

We have audited the accompanying consolidated balance sheet of Intercell International Corporation and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell International Corporation and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
November 8, 2002

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2002


                                     Assets
                                     ------


Current assets:
  Cash and cash equivalents                                        $      3,000
  Interest receivable (Note 5)                                            3,000
  Note receivable - related party (Note 5)                               39,000
                                                                   -------------
    Total assets (all current)                                     $     45,000
                                                                   =============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                         $    123,000
                                                                   -------------

    Total liabilities (all current)                                     123,000
                                                                   -------------

Commitments and contingencies (Notes 10 and 13)

Stockholders' deficit (Note 11):
  Convertible preferred stock; $0.001 par value;
   20,000,000 shares authorized; no shares
    issued and outstanding                                                    -
  Warrants and options to acquire common stock                           10,000
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    8,651,251 shares issued and outstanding                               9,000
  Additional paid-in capital                                         36,861,000
  Accumulated deficit                                               (36,958,000)
                                                                   -------------
      Total stockholders' deficit                                   (    78,000)
                                                                   -------------

        Total liabilities and stockholders' deficit                $     45,000
                                                                   =============

See accompanying notes to consolidated financial statements.

                INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Operations


                                                               Years Ended
                                                               September 30,
                                                            2002           2001
                                                        -------------  ------------
General and administrative expense:
  Consulting expense                                    $( 1,808,000)  (    82,000)
  Other                                                  (   192,000)  (   239,000)
Gain on sale and exchange of
  affiliate stock (Notes 4 and 10)                         2,284,000       274,000
Interest income                                                4,000         2,000
Provision for doubtful note receivable (Note 6)          (   250,000)            -
Equity in losses of affiliate                            (   247,000)            -
Impairment of investment in land (Note 7)                          -   (    53,000)
Interest expense                                         (     4,000)  (     6,000)
                                                        -------------  ------------

Loss from continuing operations                          (   213,000)  (   104,000)
                                                        -------------  ------------

Discontinued operations (Note 9):
  Gain on disposal of subsidiaries                                 -     1,068,000
                                                        -------------  ------------

Gain from discontinued operations                                  -     1,068,000
                                                        -------------  ------------

Net income (loss)                                        (   213,000)      964,000

Deemed dividend on Series D and E preferred stock
  relating to in-the-money conversion terms (Note 11)              -   (   149,000)
Accrued dividends on Series D and E
  preferred stock (Note 11)                                        -   (   135,000)
Accretion on Series C preferred stock (Note 11)          (     1,000)  (    18,000)
                                                        -------------  ------------

Net income (loss) applicable to common stockholders     $(   214,000)      662,000
                                                        =============  ============

Basic and diluted net income (loss) per share,
  applicable to common stockholders:
    Loss from continuing operations                     $(      0.03)  (      0.07)
    Income from discontinued operations                            -          0.19
                                                        -------------  ------------
    Net income (loss)                                   $(      0.03)         0.12
                                                        =============  ============

Weighted average number of common shares outstanding:
    Basic                                                  8,531,182     5,435,609
                                                        =============  ============
    Diluted                                                8,531,182     5,629,075
                                                        =============  ============

See accompanying notes to consolidated financial statements.

                                      INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Changes in Stockholders' Deficit
                                             Years Ended September 30, 2002 and 2001


                                                                                                    Receivable
                                                                                                       Under
                               Convertible         Warrants and                                     Agreement
                             Preferred Stock         Options to      Common Stock      Additional     to Sell
                         ------------------------     Acquire      ------------------    Paid-In     Affiliate     Accumulated
                           Shares       Amount      Common Stock    Shares    Amount     Capital       Stock         Deficit
                         ----------  ------------  --------------  ---------  -------  -----------  ------------  --------------
Balances,
  October 1, 2000            105.3   $ 3,087,000   $   3,045,000   4,995,100  $ 5,000  $29,999,000  $  (694,000)  $ (37,406,000)
Conversion of
  preferred stock
  to common stock:
    Series C              (    1.1)   (  254,000)              -   1,604,647    2,000      252,000            -               -
    Series D              (   54.0)   (2,980,000)              -     950,323    1,000    2,979,000            -               -
    Series E              (   50.0)   (  108,000)              -     430,500        -      108,000            -               -
Shares issued for
  services                       -             -               -      50,000        -       12,000            -               -
Options issued to
  consultant                     -             -          66,000           -        -            -            -               -
Shares issued for
  option exercised               -             -      (   66,000)    117,191        -       66,000            -               -
Expired warrants                 -             -      (1,870,000)          -        -    1,870,000            -               -
Forgiveness of accrued
  payroll owed to
  officer/shareholder            -             -               -           -        -      270,000            -               -
Reduction in receivable
  under agreement to
  sell affiliate stock           -             -               -           -        -            -      300,000               -
Amortization of
  deemed dividend                -       149,000               -           -        -            -            -    (    149,000)
Accrual of preferred
  stock dividend                 -       135,000               -           -        -            -            -    (    135,000)
Accretion on
  preferred stock                -        18,000               -           -        -            -            -    (     18,000)
Net income                       -             -               -           -        -            -            -         964,000
                         ----------  ------------  --------------  ---------  -------  -----------  ------------  --------------

Balances,
  September 30, 2001            .2        47,000       1,175,000   8,147,761    8,000   35,556,000     (394,000)    (36,744,000)


                              Total
                          Stockholders'
                             Deficit
                         ---------------
Balances,
  October 1, 2000        $   (1,964,000)
Conversion of
  preferred stock
  to common stock:
    Series C                          -
    Series D                          -
    Series E                          -
Shares issued for
  services                       12,000
Options issued to
  consultant                     66,000
Shares issued for
  option exercised                    -
Expired warrants                      -
Forgiveness of accrued
  payroll owed to
  officer/shareholder           270,000
Reduction in receivable
  under agreement to
  sell affiliate stock          300,000
Amortization of                       -
  deemed dividend                     -
Accrual of preferred
  stock dividend                      -
Accretion on
  preferred stock                     -
Net income                      964,000
                         ---------------

Balances,
  September 30, 2001         (  352,000)


                                  (Continued)

                                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Changes in Stockholders' Deficit
                                             Years Ended September 30, 2002 and 2001
                                                           (Continued)


                                                                                                    Receivable
                                                                                                       Under
                               Convertible          Warrants and                                     Agreement
                             Preferred Stock         Options to      Common Stock      Additional     to Sell
                         ------------------------     Acquire      ------------------    Paid-In     Affiliate     Accumulated
                           Shares       Amount      Common Stock    Shares    Amount     Capital       Stock         Deficit
                         ----------  ------------  --------------  ---------  --------  -----------  ------------  --------------
Balances,
  September 30, 2001            .2        47,000       1,175,000   8,147,761     8,000   35,556,000     (394,000)    (36,744,000)
Conversion of Series
  C preferred stock
  to common stock         (     .2)   (   48,000)              -     177,125     1,000       47,000            -               -
Common stock issued in
  exchange for note
  payable to
  shareholder                    -             -               -     226,365         -       36,000            -               -
Shares issued for
  services                       -             -               -     100,000         -       57,000            -               -
Expired warrants                 -             -      (1,165,000)          -         -    1,165,000            -               -
Reduction in receivable
  under agreement to
  sell affiliate stock           -             -               -           -         -            -      394,000               -
Accretion on
  preferred stock                -         1,000               -           -         -            -            -    (      1,000)
Net loss                         -             -               -           -         -            -            -    (    213,000)
                         ----------  ------------  --------------  ---------  --------  -----------  ------------  --------------

Balances,
  September 30, 2002             -   $         -   $      10,000   8,651,251  $  9,000  $36,861,000  $         -   $ (36,958,000)
                         ==========  ============  ==============  =========  ========  ===========  ============  ==============


                              Total
                          Stockholders'
                             Deficit
                         ---------------

Balances,
  September 30, 2001         (  352,000)
Conversion of Series
  C preferred stock
  to common stock                     -
Common stock issued in
  exchange for note
  payable to
  shareholder                    36,000
Shares issued for
  services                       57,000
Expired warrants                      -
Reduction in receivable
  under agreement to
  sell affiliate stock          394,000
Accretion on
  preferred stock                     -
Net loss                     (  213,000)
                         ---------------

Balances,
  September 30, 2002     $   (   78,000)
                         ===============


See accompanying notes to consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                   Years Ended
                                                                   September 30,
                                                            ---------------------------
                                                                2002           2001
                                                            -------------  ------------
Cash flows from operating activities:
 Net income (loss)                                          $(   213,000)      964,000
 Less gain from discontinued operations                                -   ( 1,068,000)
                                                            -------------  ------------
  Loss from continuing operations                            (   213,000)  (   104,000)
 Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities of continuing operations:
   Common stock issued for services                               57,000             -
   Exchange of affiliate stock for services                    1,752,000             -
   Provision for doubtful note receivable                        250,000             -
   Equity in losses of affiliate                                 247,000             -
   Loss from asset impairment                                          -        53,000
   Common stock, warrants and options issued for expenses              -        78,000
   Gain on sale and exchange of affiliate stock              ( 2,284,000)  (   274,000)
  Changes in operating assets and liabilities:
   Decrease (increase) in deposit                                  4,000   (     4,000)
   Decrease in restricted cash                                         -        22,000
   (Increase) decrease in other receivable                         1,000   (     4,000)
   Decrease in accounts payable and
     accrued liabilities                                     (    10,000)  (    40,000)
                                                            -------------  ------------

    Net cash used in continuing operations                   (   196,000)  (   273,000)
                                                            -------------  ------------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock                           503,000       200,000
 Payment received on related party advances                       51,000             -
 Increase in note receivable                                 (   250,000)            -
 Increase in advances and related party notes receivable               -   (    90,000)
                                                            -------------  ------------

   Net cash provided by investing activities                     304,000       110,000
                                                            -------------  ------------

Cash flows from financing activities:
 Proceeds from note payable to related party                                   128,000
 Payment on note payable to related party                    (   128,000)  (    23,000
 Payment on note payable to shareholder                      (     8,000)  (     6,000)
                                                            -------------  ------------

  Net cash (used in) provided by financing activities        (   136,000)       99,000
                                                            -------------  ------------

Cash flows from discontinued operations:
 Net cash used in operations                                           -   (     5,000)
                                                            -------------  ------------

Net decrease in cash and cash equivalents                    (    28,000)  (    69,000)

Cash and cash equivalents, beginning of year                      31,000       100,000
                                                            -------------  ------------

Cash and cash equivalents, end of year                      $      3,000        31,000
                                                            =============  ============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                     $      4,000         5,000
                                                            =============  ============


                                   (CONTINUED)

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)


Supplemental disclosure of noncash investing and financing activities:

                                                                Years Ended
                                                               September 30,
                                                             -------------------
                                                               2002      2001
                                                             --------  ---------
Sale of investment in land held for sale in exchange
  for affiliate common stock                                 $247,000          -
Conversion of preferred stock to common stock                  48,000  3,342,000
Reduction in receivable under agreement to sell
  affiliate stock and related deferred gain                   394,000          -
Common stock issued in exchange for note payable
  to shareholder                                               36,000          -
Amortization of deemed dividend on preferred stock                  -    149,000
Accrual of preferred stock dividend                                 -    135,000
Accretion on preferred stock                                    1,000     18,000
Forgiveness of accrued payroll owed to officer/shareholder          -    270,000
Reduction in receivable under agreement to sell affiliate
  stock and related deferred gain                                   -    300,000
Exchange of affiliate stock for liabilities of discontinued
  operations                                                        -     74,000


See accompanying notes to consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

(1)  BASIS  OF  PRESENTATION,  BUSINESS  AND  MANAGEMENT'S  PLANS

     Basis of Presentation and Business

     The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation, formerly Intercell Corporation as discussed below (the "Company"), and its wholly-owned subsidiaries Sigma 7 Corporation ("Sigma 7") and BMI Acquisition Group, Inc. ("BMI")(Sigma 7 and BMI both have discontinued operations), Particle Interconnect Corp. (Particle Interconnect is an inactive corporation that was dissolved in November 2002), and through September 30, 2001, Arizcan Properties, Ltd. ("Arizcan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Both Sigma 7 and BMI are subsidiaries that filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code in 1998. During the year ended September 30, 2001, the U.S. Bankruptcy Court closed the BMI bankruptcy case; the Sigma 7 bankruptcy case was closed prior to October 1, 2000. Arizcan was a subsidiary that owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 7).

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

     Investment in Nanopierce

     As of September 30, 2002, the Company owns approximately 11.7% of the outstanding common stock of Nanopierce Technologies, Inc. ("Nanopierce"). The Company's President/CEO is also the President/CEO of Nanopierce and is also a member of the board of directors of both companies. The Company accounts for its investment in Nanopierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of Nanopierce. Nanopierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. Nanopierce has designated and is commercializing its PI Technology as the Nanopierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce has not realized any significant revenues through September 30, 2002.

     The Company's ownership interest in Nanopierce's outstanding common stock decreased from approximately 25.2% at October 1, 2000, to approximately 14.6% at September 30, 2001 and to approximately 11.7% at September 30, 2002. The Company's

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ownership interest in Nanopierce decreased by 32.36% during the year ended September 30, 2002 due to the Company's sale/exchange of 2,649,924 shares of Nanopierce in connection with various transactions (Notes 4 and 10). The decrease in the Company's ownership interest was offset by a 29.4% increase due to the Company receiving 1,175,000 Nanopierce shares in connection with various transactions (Notes 7 and 10). During the year ended September 30, 2002, the carrying value of the investment in Nanopierce was reduced to zero by the Company's proportionate share of net losses of Nanopierce ($247,000).

      The summarized unaudited financial position and results of operations of Nanopierce as of September 30, 2002 and for the 12 month periods ended September 30, 2002 and 2001, were as follows:

            Current assets                              $  603,000
                                                        ----------
            Long-term assets:
             Intellectual property                         541,000
             Other                                         859,000
                                                        ----------
                                                         1,400,000
                                                        ----------

            Total assets                                $2,003,000
                                                        ==========

            Total liabilities (all current)             $  427,000
                                                        ----------
            Stockholders' equity                         1,576,000
                                                        ----------

            Total liabilities and stockholders' equity  $2,003,000
                                                        ==========


                                                           2002           2001
                                                        ----------     ----------
                                                       (unaudited)    (unaudited)

            Revenues                                   $   191,000    $   141,000
            Loss before extraordinary item             $(4,751,000)   $(3,353,000)
            Net loss                                   $(4,751,000)   $(3,905,000)

     At September 30, 2002, the Company owned 6,718,126 shares of Nanopierce common stock, and based upon the closing bid price of $0.58 per share, the market value of the Company's investment in Nanopierce common shares at September 30, 2002, was approximately $3,896,000. The Company is subject to various restrictions on the sale and/or exchange of Nanopierce shares owned by the Company, which limits the marketability of this investment. In October 2002, the Company sold 100,000 shares of Nanopierce common stock and granted warrants to a third party to purchase 300,000 shares of its Nanopierce common stock held by the Company (Note 4).

     Management's Plans

     The Company incurred a significant operating loss in 2002 and has a working capital deficiency and stockholder deficit at September 30, 2002. The Company has been able to sell and/or exchange shares of Nanopierce common stock held by the Company for cash or in exchange for services or liabilities, and may be able to perform similar sales/exchanges during fiscal 2003, subject to various restrictions on such sales/exchanges. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

     In April 2002, the Company signed an Agreement in Principle with VU Media Duplications, Inc. (VU Media). The Agreement provided for the proposed merger of the Company and VU Media after the fulfillment of certain obligations. In May 2002, the Company withdrew from the proposed merger (Note 6).


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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, interest receivable, and accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments. Management is not able to practicably estimate the fair value of the related party note receivable due to the related party nature of the underlying transactions.

     Income Taxes

     Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

     Income (Loss) Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share
     (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of dilutive stock options, warrants, and convertible preferred stock. Options and warrants are not considered in the diluted computations for 2002, as the impact of the potential common shares (348,850) would be to decrease loss per share. At September 30, 2001, the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 562,744.

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

     Subsidiary Equity Transactions

     The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with these transactions in 2002 or 2001.

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

     Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited on a prospective basis only. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations, as the Company did not enter into any business combinations during the year. The Company does not expect that the adoption of SFAS No. 142 will have an impact on the financial condition or results of operations of the Company.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that SFAS No. 144 will have an impact on the financial condition or results of operations of the Company.


(3)  BUSINESS RISK

     The Company and its affiliate Nanopierce are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


(4)  WARRANTS ON AFFILIATE'S STOCK

     In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party had the right to purchase up to 1,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock was $0.83 per share at the date of grant. The warrant was exercisable immediately, was due to expire in January 2007, and contained a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense (consulting expense) of $450,000 was recorded. The warrant was considered a derivative financial instrument and was therefore recorded in the balance sheet at fair value at the date of the transaction. As discussed below, changes in the fair value of the warrant (unrealized gains and losses) were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrant was cancelled.

     In April 2002, the Company granted a second warrant to the same third party consultant for additional consulting and advisory services. Under this warrant, the third party had the right to purchase up to 4,000,000 shares of Nanopierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the Nanopierce common stock at the date of the grant. This warrant was exercisable immediately, was due to expire in April 2007, and contained a cashless exercise provision at the option of the holder. This warrant was valued at $2,570,000 at the date of grant using the Black-Scholes pricing model. This warrant was also considered a derivative financial instrument, and changes in the fair value of this warrant were also recognized in earnings (loss) of the Company through May 22, 2002, the date this warrant was cancelled.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In May 2002, the Company renegotiated the terms of the consulting agreement with the third party discussed above, and on May 22, 2002, the holder agreed to cancel both warrants in exchange for 2,000,000 shares of restricted common stock of Nanopierce held by the Company. Based on the quoted market price of the Nanopierce common stock at the date of the agreement, the Nanopierce shares were valued at $1,640,000, which represents the renegotiated value of the consulting services provided by the third party. The Company also recognized an equivalent gain on exchange of affiliate stock of $1,640,000, which represents the difference between the carrying value of the shares exchanged ($0) and the market value of the shares ($0.82 per share).

     In connection with the cancellation of the warrants and exchange of 2,000,000 Nanopierce shares, the Company reduced the derivative instrument liability to $0.

     In October 2002, the Company sold 100,000 restricted common shares of Nanopierce common stock and granted two warrants to purchase 300,000 shares of Nanopierce common stock held by the Company, to the same third party discussed above, for $50,000. Each warrant grants the third party the right to purchase up to 150,000 shares of Nanopierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the Nanopierce common stock at the date of the grant was $0.67 per share. The warrants are exercisable immediately; one warrant expires in October 2004 and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder. These warrants are considered derivative financial instruments, and changes in the fair value of these warrants will be recognized in earnings (loss) of the Company in future periods.


(5)  RELATED PARTY RECEIVABLES

     During the year ended September 30, 2001, the Company advanced $51,000 to an officer of the Company. The advances were unsecured, non-interest bearing and were due on demand. The advances were repaid in October 2001.

     In September 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% promissory note, which was due in September 2002. In November 2002, the Company received 74,870 shares of Nanopierce valued at $43,000 ($0.58 per share; the closing bid price of the Nanopierce common stock on the date of exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000.

(6)  NOTE RECEIVABLE

     In April 2002, the Company made an unsecured loan of $250,000 to VU Media in connection with a proposed merger. The Company withdrew from the proposed merger in May 2002. The note is due on demand and bears interest at 8%. Although the Company is continuing its collection efforts, an allowance has been recorded, reserving the entire balance due to uncertainty as to collection.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  SALE OF INVESTMENT IN LAND HELD FOR SALE

     In October 2001, the Company sold to a shareholder of the Company, all of the common stock of Arizcan, which had an investment in land held for sale with a carrying amount of $247,000, in exchange for 330,000 common shares of Nanopierce. The shares of Nanopierce were valued at $247,000 ($0.75 per share) based on the quoted market price of the Nanopierce common stock at the date of the agreement, and no gain or loss was recognized on the transaction.

     During the year ended September 30, 2001, the Company wrote down the carrying amount of the Arizcan land by $53,000. The write down was based on negotiations with potential buyers and consideration of market conditions based upon an outstanding offer to buy the property.


(8)  NOTES PAYABLE

     Notes Payable - Related Parties

     In 2001, the Company paid $23,000 in satisfaction of an unsecured, non-interest bearing note payable to an officer of the Company for funds advanced to the Company in a prior year.

     At September 30, 2001, the Company owed Nanopierce $128,000 on a 5.75%, unsecured promissory note for funds advanced to the Company. The note balance of $128,000 plus accrued interest of $3,000 was paid in March 2002.

     Note Payable - Shareholder

     At October 1, 2000, the Company had a $50,000, 10% promissory note due to a shareholder of the Company. The note was due on demand and was collateralized by 500,000 shares of Nanopierce common stock held by the Company. During the year ended September 30, 2001, the Company paid $6,000 on the promissory note. During the year ended September 30, 2002, the Company paid $10,000 and issued 226,365 shares of the Company's common stock in satisfaction of the $44,000 note payable and related accrued interest of $2,000. The market value of the Company's common stock at the date of issuance, based on the quoted market price per share, was $36,000 ($0.16 per share).


(9)  DISCONTINUED OPERATIONS

     During November 2000, the Company agreed to settle certain litigation and $135,000 of BMI liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of Nanopierce common stock held by the Company (with a carrying value of $0,a market value of $2.00 per share, and an aggregate market value of $74,000). Exchange of the shares resulted in a gain on exchange of affiliate stock of $74,000. The settlement agreement further stipulated that should the value of the Nanopierce shares be less than $100,000, based on the closing asked share price, one year from the date of the settlement, the Company was to exchange additional

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     shares of Nanopierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the Nanopierce common stock on the one-year anniversary date, the Company recorded a loss on the transaction of $18,000 in 2001, which reduced the gain on disposal of subsidiaries and recognized a $74,000 liability as of September 30, 2001. In June 2002, the Company agreed to pay $100,000 to settle the litigation and recorded an additional $26,000 of expense.

     In July 2001, the remaining BMI liabilities of $1,086,000 were de-recognized as a result of a final judgment regarding BMI from the U.S. Bankruptcy Court. This event resulted in a gain of $1,086,000, presented as a gain on disposal of subsidiaries.


(10) AGREEMENTS TO SELL AFFILIATE STOCK AND AFFILIATE STOCK TRANSACTIONS

     Agreements to Sell Affiliate Stock

     Prior to October 1, 2000, the Company entered into an agreement to sell 845,000 shares of Nanopierce common stock held by the Company (with a carrying value of $0, a market value of $0.36 per share, and an aggregate market value of $304,000) in exchange for a $423,000, 10% note receivable, due September 30, 2001. The shares were sold at $0.50 per share representing a premium of 38.9% over the closing bid price per share ($0.36) on the date of the agreement. As the carrying value of the Nanopierce common stock exchanged for the $423,000 note receivable was $0, the transaction resulted in a potential $423,000 gain. Due to the uncertainty regarding the ultimate realization of the gain on the transaction, the note receivable balance was classified as a reduction to stockholders' equity (deficit) at the date of the transaction and through September 30, 2001, and a liability was recorded for the potential unrealized gain. A payment of $29,000 was received in September 1999, and was recorded as a reduction to the note receivable. The purchaser of the stock had the option of putting back to the Company the 845,000 shares of Nanopierce common stock on the due date of the note in full satisfaction of the note. In October 2001, the purchaser returned to the Company the 845,000 shares of Nanopierce common stock in satisfaction of the $394,000 note receivable from the purchaser.

     Prior to October 1, 2000, the Company agreed to sell 1,500,000 shares of its Nanopierce common shares (with a carrying value of $0, a market value of $5.00 per share, and an aggregate market value of $7,500,000) to the Series E Preferred Stockholders for $900,000. At October 1, 2000, $600,000 of the $900,000 had been received in cash, and the remaining $300,000 receivable was non-interest bearing, and was collateralized by 60,000 shares of Nanopierce common stock held by the Series E Preferred Stock holders. Due to the uncertainty regarding the ultimate realization of the gain on the receivable portion of the transaction, the receivable balance of $300,000 was classified as a reduction to stockholders' equity (deficit) at the date of the transaction, and a liability was recorded for the unrealized gain.

     The $300,000 receivable was due on or before the approval date of an amendment to the Company's articles of incorporation, increasing the number of outstanding common shares, which occurred in August 2001 (Note 11). Effective August 9, 2001, the purchaser elected to tender the 60,000 shares of Nanopierce pledged as collateral in lieu of cash and cancel the payable unconditionally. As a result, the Company derecognized the $300,000 receivable and related deferred gain as of August 9, 2001.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Affiliate Stock Transactions

     During the year ended September 30, 2001, the Company exchanged 37,000 shares of its Nanopierce common stock (with a carrying value of $0, a market value of $2.00 per share, and an aggregate market value of $74,000) to settle BMI litigation. In April 2001, the Company agreed to sell 1,000,000 shares of its Nanopierce common stock to a shareholder of the Company who is also related to a board member for $200,000 ($0.20 per share). The 1,000,000 shares had a carrying value of $0 and were subject to various restrictions whereby the Company was unable, at that date, to sell the shares in the open market. The market value of unrestricted Nanopierce common stock at the date of the agreement was approximately $0.35 per share. Through September 30, 2001 the Company received $200,000 under the agreement and recorded a gain on sale of affiliate stock of $200,000.

     During the year ended September 30, 2002, the Company sold 569,924 shares of Nanopierce common stock for cash of $503,000 ($0.88 per share, the market value of Nanopierce common stock on the date of the transaction). The carrying value of the Nanopierce shares on the transaction date was $0, resulting in a gain on sale of affiliate stock of $503,000. The Company also exchanged 80,000 shares of Nanopierce for services by the directors of the Company (valued at $112,000 based upon the quoted market price of Nanopierce common stock, $1.39 per share, at the date of grant), and exchanged 2,000,000 shares of Nanopierce in connection with a consulting agreement. The Company also received 845,000 Nanopierce shares in satisfaction of a note receivable and 330,000 Nanopierce shares as consideration for the sale of the Arizcan subsidiary.

(11) STOCKHOLDERS' EQUITY (DEFICIT)

     Authorized Capital

     The Company held a special meeting in August 2001 to among other things, increase its authorized common shares, par value of $0.001 per share, from 5,000,000 to 100,000,000 shares and to increase its authorized preferred shares, par value of $0.001 per share, from 500,000 to 20,000,000 shares.

     Series C Preferred Stock

     Prior to October 1, 2000, the Company issued 26.25 shares of no par value Series C Preferred Stock (Series C Preferred Stock) and detachable warrants in a private placement. Each share of Series C Preferred Stock was convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and was subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. The Series C Preferred Stock became subject to automatic conversion in December 1999.

     The conversion terms included a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since the issue date (December 1996). The beneficial adjustment was treated as an accretion on the Series C Preferred Stock. For the years ended September 30, 2002 and 2001,

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     the Series C Preferred Stock contained a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C Preferred Stock were not entitled to voting rights.

     Certain shares of Series C Preferred Stock were accompanied by detachable warrants to purchase up to 36,769 shares of common stock of the Company. These warrants expired in November 2001.

     For the year ended September 30, 2001, 1.1 shares of Series C Preferred Stock were converted into 1,604,647 shares of common stock. During the year ended September 30, 2002, the remaining .2 shares of the Series C Preferred Stock were converted into 177,125 shares of common stock.

     Series D Preferred Stock

     During the year ended September 30, 2001 all of the shares of Series D redeemable convertible preferred stock (54.0 shares) were converted into 950,323 shares of common stock.

     Each share of Series D preferred stock was convertible into common stock at the then current market price multiplied by a common factor (90% of market in January 2003). The Company recognized a deemed dividend in its net income (loss) per common share calculation over the period beginning with the date of issuance through the date of conversion. The amount of deemed dividend for the year ended September 30, 2001 was $49,000.

     The Series D preferred shares were entitled to receive a cumulative 6% dividend. For the year ended September 30, 2001 accrued dividends on the Series D Preferred Stock were $129,000.

     Series E Preferred Stock

     Prior to October 1, 2000 the Company issued 50 shares of Series E Preferred Stock with a cumulative dividend of 6% per year and which were convertible into common stock upon the completion of the Company's re-incorporation to Nevada, a reverse split of the shares of the Nevada Corporation, and an increase in the authorized number of common shares of the Company. For the year ended September 30, 2001, accrued dividends on the Series E preferred stock were $6,000. The Series E Preferred Stock was convertible into common stock at a ratio equal to 5% of the common stock outstanding of the Company on a fully diluted basis. The intrinsic value of the beneficial conversion feature of the Series E Convertible Preferred Stock was $100,000 and was amortized to dividends during the year ended September 30, 2001. During the year ended September 30, 2001 all 50 shares of Series E redeemable convertible preferred stock were converted into 430,500 shares of common stock.

     Common stock

     In April 2002, the Company issued 100,000 shares of common stock to a Director of the Company for services valued at $57,000, which was based on the market value of the common stock of the Company at the date of the grant ($0.57 per share). The Company has recorded this amount as general and administrative expense (consulting expense).

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Stock Options

     The Company has established a Compensatory Stock Option Plan (the Option
     Plan) and has reserved 700,000 shares of common stock for issuance under the Option Plan. Incentive stock options can be granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. Vesting provisions are determined by the board of directors. All stock options expire 10 years from the date of grant.

     A summary of the status of the Option Plan is as follows:

                                                          September 30,
                                        ----------------------------------------------------
                                                 2002                      2001
                                        ------------------------  --------------------------
                                                    Weighted-                  Weighted-
                                                     Average                    Average
                                        Shares   Exercise Price    Shares    Exercise Price
                                        -------  ---------------  ---------  ---------------
Outstanding at
  beginning of year                     338,850  $         17.74   346,350   $         17.74
Granted                                       -                -   142,500               .10
Forfeited                                     -                -         -                 -
Exercised                                     -                -  (150,000)              .10
                                        -------                   ---------
Outstanding at end of year              338,850            17.74   338,850             17.74
                                        =======                   =========

Options exercisable at end of year      338,850            17.74   338,850             17.74

Weighted-average fair value of options
  granted during the year at market                            -                         .46

Weighted-average fair value of options
  granted during the year at less than
  market                                                       -                         .46

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following table summarizes information about stock options outstanding as of September 30, 2002:

                                 Options Outstanding                 Options Exercisable
                  ---------------------------------------------  ---------------------------
                                 Weighted-
                                  Average          Weighted-     Weighted-
Range of            Number       Remaining          Average        Number        verage
Exercise Prices   of Options  Contractual Life  Exercise Price   of Options  Exercise Price
----------------  ----------  ----------------  ---------------  ----------  ---------------
1.00-10.00          276,000        4.63 years  $          8.24     276,000  $          8.24
15.00-30.00           14,800              4.21            18.60      14,800            18.60
40.00-80.00           48,050              3.89            72.05      48,050            72.05
                  ----------                                     ----------
                     338,850              4.38            17.74     338,850            17.74
                  ==========                                     ==========

     Accounting for Stock-Based Compensation Under SFAS No. 123

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock plans. Had compensation cost for the Company's stock plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share amounts would not change for 2002 or 2001 since no employee options were granted or vested during those years.

     Warrants

     At September 30, 2002, the following warrants to purchase common stock were outstanding:

             Number of Common            Exercise           Expiration
        shares covered by warrants        price                date
        --------------------------       --------        ----------------

                 10,000  (a)              $3.00          December 3, 2002
               ========

          (a)  Warrants  issued  for  consulting  services.

     During the year ended September 30, 2002 warrants to purchase 36,769 common shares expired.

     During the year ended September 30, 2001 warrants to purchase 64,603 common shares expired.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) INCOME  TAXES

     The Company did not incur income tax expense for the years ended September 30, 2002 and 2001. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax income
     (loss) from continuing operations as a result of the following:

                                              Years Ended
                                              September 30,
                                          --------------------
                                            2002       2001
                                          ---------  ---------

     Expected income tax benefit          $(72,000)  $(35,000)
     State income taxes                    ( 8,000)   ( 4,000)
     Change in valuation allowances         80,000     39,000
                                          ---------  ---------
                                          $      -   $      -
                                          =========  =========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2002 are as follows:

     Deferred tax assets:
       Net operating loss carryforwards           $ 1,070,000
     Less valuation allowance                     ( 1,070,000)
                                                  ------------
       Net deferred tax assets                    $         -
                                                  ============

     As of September 30, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $2,900,000 and a capital loss carryforward of approximately $4,000,000 after giving effect to an ownership change and liquidation of certain subsidiaries. The capital loss carryforward expires in 2004, and the net operating losses expire from 2004 to 2020. The Company's net operating loss carryforwards are subject to annual limitations which may defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.


(13) COMMITMENTS AND CONTINGENCIES

     Office Lease

     The Company shares office space with Nanopierce. Nanopierce, which leases the space, paid all of the required lease payments during the 2002 and 2001 fiscal years. The portion of lease expense allocated to the Company was not material during the 2002 or 2001 fiscal years.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Litigation

     The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to Nanopierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order declares NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublease, royalty-bearing license. The Court Order cannot be appealed.

     The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above or other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.