Form 10KSB/A
period 2002-09-30
INTERCELL INTERNATIONAL CORP
filed 2003-01-21
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

NET INCOME/LOSS

     The Company recognized a net loss of $(213,000) in fiscal year 2002 compared to net income of $964,000 in fiscal year 2001. As discussed above, net income in fiscal year 2001 is primarily attributable to a gain on the disposal of discontinued operations of $1,068,000 and gains on the sale and exchange of NanoPierce common stock of $274,000, primarily offset by consulting expense of $82,000, an impairment of land of $53,000, and other general and administrative expense of $239,000. The net loss in fiscal year 2002 is the result of $2,284,000 of gains on the sale and exchange of NanoPierce common stock, offset by consulting expense of $1,808,000, the provision for a doubtful note receivable of $250,000, a $247,000 equity loss in NanoPierce, and other general and administrative expenses of $192,000.

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

     On August 13, 2001, Corporate Advisors, Inc., an entity whose controlling person is the spouse of Mr. Metzinger, and an outside third party provided a Notice of Conversion to the Company to convert 1.1 of the issued and outstanding Series C Preferred shares. 1,123,253 restricted shares of the Company's common stock were issued to Corporate Advisors, Inc.'s designee, The Cheri L. Metzinger Trust. Such shares are owned beneficially by Mr. Metzinger through his spouse.

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

                              INTERCELL INTERNATIONAL CORPORATION, (A Nevada Corporation)

Date:  January 20, 2003       By  /s/ Paul H. Metzinger
                                  ----------------------------------------------
                                  Paul H. Metzinger, Director, Chief Executive
                                  Officer, President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


Date:  January 20, 2003       By   /s/ Paul H. Metzinger
                                  ----------------------------------------------
                                  Paul H. Metzinger, Director, Chief Executive
                                  Officer, President & Chief Financial Officer


Date:  January 20, 2003       By   /s/ Kevin B. Waide
                                  ----------------------------------------------
                                  Kevin B. Waide, Director


Date:  January 20, 2003       By  /s/ Mallory Smith
                                  ----------------------------------------------
                                  Mallory Smith, Director

                                  CERTIFICATION


I, Paul H. Metzinger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Intercell International Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date:  January 20, 2003

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