Form 10QSB
period 2002-12-31
INTERCELL INTERNATIONAL CORP
filed 2003-02-14
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     84-0928627
     -------------------------------                  ----------------------
     (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                  identification number)


                           370 17th Street, Suite 3640
                             Denver, Colorado 80202

              (Address of principal executive offices )  (Zip Code)

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

As of February 10, 2003 there were 8,651,251 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format   Yes       No  X
                                                        ---      ---

                       INTERCELL INTERNATIONAL CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

     Independent  Accountants'  Report                                         1

     Condensed  Consolidated  Balance  Sheet - December 31, 2002               2

     Condensed Consolidated Statements of Operations -
          Three  months  ended  December  31, 2002 and 2001                    3

     Condensed Consolidated Statement of Changes in Stockholders'
          Deficit  -  Three  months ended December 31, 2002                    4

     Condensed  Consolidated  Statements  of  Cash  Flows  -
          Three  months  ended  December  31, 2002 and 2001                    5

     Notes  to  Condensed Consolidated Financial Statements                    6

Item 2.  Management's  Discussion  and  Analysis                              12

PART II  -  OTHER INFORMATION

Item 1.  Legal  Proceedings                                                   16

Item 2.  Changes  in  Securities                                              16

Item 4.  Controls  and  Procedures                                            16

Item 6.  Exhibits  and  Reports on Form 8-K                                   17

     SIGNATURE                                                                18

     CERTIFICATIONS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of December 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2002 and 2001, and the condensed consolidated statement of changes in stockholders' deficit for the three-month period ended December 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
February 7, 2003

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2002
                                   (Unaudited)


                        Assets
                        ------
Current assets:
  Cash and cash equivalents                                        $     19,000
                                                                   -------------
    Total current assets                                                 19,000
                                                                   -------------

       Total assets                                                $     19,000
                                                                   =============


            Liabilities and Stockholders' Deficit
            -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                         $     91,000
  Derivative instruments (Note 2)                                        32,000
                                                                   -------------

    Total liabilities (all current)                                     123,000
                                                                   -------------

Commitments and contingencies (Note 8)

Stockholders' deficit (Note 6):
  Convertible preferred stock; $0.001 par value;
   20,000,000 shares authorized; no shares outstanding                        -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    8,651,251 shares issued and outstanding                               9,000
  Additional paid-in capital                                         36,871,000
  Accumulated deficit                                               (36,984,000)
                                                                   -------------
      Total stockholders' deficit                                      (104,000)
                                                                   -------------

        Total liabilities and stockholders' deficit                $     19,000
                                                                   =============

See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                          Three Months Ended
                                             December 31,
                                          2002          2001
                                      --------------------------
General and administrative expense    $(    51,000)   (  37,000)
Gain on sale and exchange of
  affiliate stock (Note 2)                  68,000       29,000
Interest income                                  -        1,000
Equity in losses of
  affiliate (Note 3)                   (    43,000)    (153,000)
Interest expense                                 -     (  2,000)
                                      -------------  -----------
Net loss                               (    26,000)   ( 162,000)

Accretion on Series C preferred
  stock                                          -    (   1,000)
                                      -------------  -----------

Net loss applicable to common
  stockholders                        $(    26,000)    (163,000)
                                      =============  ===========

Basic and diluted loss per share,
  applicable to common stockholders              *     (   0.02)
                                      =============  ===========

Weighted average number of common
   shares outstanding:
    Basic and diluted                    8,651,251    8,292,284
                                      =============  ===========

*  Less than ($ 0.01) per share.

See accompanying notes to condensed consolidated financial statements.

                             INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                     Three Months Ended December 31, 2002
                                                 (Unaudited)


                                  Common Stock         Warrants to   Additional                    Total
                             -----------------------    Acquire       Paid-In    Accumulated   Stockholders'
                              Shares       Amount     Common Stock    Capital      Deficit        Deficit
                             ---------  ------------  -------------  ----------  ------------  --------------
Balances, October 1, 2002    8,651,251  $      9,000        10,000   36,861,000  (36,958,000)        (78,000)

Expired warrants                     -             -       (10,000)      10,000            -               -

Net loss                             -             -             -            -      (26,000)        (26,000)
                             ---------  ------------  -------------  ----------  ------------  --------------

Balances, December 31, 2002  8,651,251  $      9,000             -   36,871,000  (36,984,000)     (  104,000)
                             =========  ============  =============  ==========  ============  ==============

     See accompanying notes to condensed consolidated financial statements.

                 INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                               Three Months Ended
                                                                  December 31,
                                                               2002           2001
                                                           -------------  ------------
Cash flows from operating activities:
  Net loss                                                 $ (   26,000)  (   162,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Gain on sale and exchange of affiliate stock             (   68,000)  (    29,000)
    Equity in losses of affiliate                                43,000       153,000
    Changes in operating assets and liabilities:
      Decrease in receivable                                          -         3,000
      Decrease in accounts payable and
        accrued liabilities                                 (    33,000)  (     7,000)
                                                           -------------  ------------
     Net cash used in operating activities                  (    84,000)  (    42,000)
                                                           -------------  ------------

Cash flows from investing activities:
  Proceeds from sale of affiliate stock and
    warrants to purchase affiliate stock                        100,000             -
  Payment received on related party advances                          -        51,000
                                                           -------------  ------------
    Net cash provided by investing activities                   100,000        51,000
                                                           -------------  ------------

Cash flows from financing activities:
  Payment on note payable to shareholder                              -    (    8,000)
                                                           -------------  ------------
    Net cash used in financing activities                             -    (    8,000)
                                                           -------------  ------------

Net increase in cash and cash equivalents                        16,000         1,000

Cash and cash equivalents, beginning of period                    3,000        31,000
                                                           -------------  ------------

Cash and cash equivalents, end of period                   $     19,000        32,000
                                                           =============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $          -         2,000
                                                           =============  ============
Supplemental disclosure of non-cash investing and
   financing activities:
Reduction in related party receivable and accrued
  interest in exchange for affiliate common stock          $     43,000             -
Sale of investment in land held for sale in exchange for
  affiliate common stock                                              -       247,000
Conversion of preferred stock to common stock                         -        48,000
Reduction in receivable under agreement to sell affiliate
  stock and related deferred gain                                     -       394,000
Common stock issued in exchange for note payable
  to shareholder                                                      -        36,000
Accretion on preferred stock                                          -         1,000


See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


1.   BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS
-----------------------------------------------------------

Business  and  Basis  of  Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company) and Particle Interconnect Corp. through November 2002, and Arizcan Properties, Ltd. (Arizcan) through October 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Particle Interconnect Corp. is an inactive subsidiary that was dissolved in November 2002. Arizcan was a subsidiary, which owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 5).

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. It is the Company's opinion that when the interim statements are read in conjunction with the September 30, 2002 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Investment  in  NanoPierce

As of December 31, 2002, the Company owns approximately 10.3% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). The Company's
President/CEO is also the President/CEO of NanoPierce and is also a member of the board of directors of both companies. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS(TM)) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through December 31, 2002.

The Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 11.7% at October 1, 2002 to approximately 10.3% at December 31, 2002. The Company's ownership interest decreased by 0.44% due to the Company's sale of 266,667 NanoPierce shares during the quarter ended December 31, 2002 (Note 2) and issuances of common stock by NanoPierce that resulted in an additional 1.09% decrease. During the quarter ended December 31, 2002, the Company's ownership interest in NanoPierce increased by 0.13% as a result of the receipt of 74,870 shares of NanoPierce in satisfaction of a note receivable and accrued interest from an officer of the Company (Note 3). During the quarter ended December 31, 2002, the carrying value of the investment in NanoPierce was reduced by the Company's proportionate share of net losses of NanoPierce ($43,000), resulting in a remaining investment balance of $0 at December 31, 2002.

The summarized financial position and results of operation of NanoPierce as of December 31, 2002 and for the three-month periods ended December 31, 2002 and 2001, were as follows:

     Current  assets                                   $  1,358,602
                                                       ------------

     Long-term  assets:
       Intellectual  property                               515,685
       Other                                                875,969
                                                       ------------

     Total  assets                                     $  2,750,256
                                                       ============

     Total  liabilities  (all  current)                $    423,566
                                                       ------------

     Stockholders'  equity                                2,326,690
                                                       ------------

     Total  liabilities  and  stockholders' equity     $  2,750,256
                                                       ============

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)

                                     2002            2001
                                  -----------    ------------

     Revenues                     $   46,580          36,097
     Loss from operations         $ (857,710)     (1,372,056)
     Net loss                     $ (855,505)     (1,344,801)


At December 31, 2002, the Company owned 6,526,329 shares of NanoPierce common stock, and based upon the closing bid price of $0.61 per share, the market value of the Company's investment in NanoPierce common shares at December 31, 2002, was approximately $3,981,000. The Company is subject to various restrictions on the sale and/or exchange of NanoPierce shares owned by the Company, which limits the marketability of this investment.

Management's  Plans

The Company has a working capital deficiency and a stockholders' deficit at December 31, 2002, and has no revenue-producing operations. The Company has been able to sell and/or exchange shares of NanoPierce common stock held by the Company for cash or in exchange for services or liabilities; and may be able to perform similar sales/exchanges during 2003, subject to various restrictions on such sales/exchanges. The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

2.   SALE OF AFFILIATE STOCK AND WARRANTS TO PURCHASE AFFILIATE STOCK
---------------------------------------------------------------------

Sale  of  Affiliate  Stock

In December 2002, the Company sold to an unrelated third-party, 166,667 restricted shares of NanoPierce common stock held by the Company for cash of $50,000. The shares were sold at $0.30 per share. The closing market price of the NanoPierce common stock on the date of the sale was $0.62 per share. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $50,000.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


Warrants to Purchase Affiliate Stock

In October 2002, the Company sold 100,000 restricted shares of NanoPierce common stock and issued two warrants to purchase up to 300,000 shares of NanoPierce common stock held by the Company for $50,000 cash. Each warrant grants the holder the right to purchase up to 150,000 restricted shares of NanoPierce common stock held by the Company at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the transaction date. The warrants are exercisable immediately; one warrant expires in October 2004, one warrant expires in October 2007. Both warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000, and the 100,000 shares of NanoPierce stock were valued at $18,000.

The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At December 31, 2002, neither warrant had been exercised, and the fair value of the derivatives was estimated to be $32,000.

3.   NOTE RECEIVABLE - RELATED PARTY
------------------------------------

Prior to October 1, 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% promissory note, which was due in September 2002. In November 2002, the Company received 74,870 common shares of NanoPierce, valued at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000. No gain or loss was recognized on the transaction.

4.   NOTE RECEIVABLE FROM AGREEMENT TO SELL AFFILIATE STOCK
-----------------------------------------------------------

Prior to October 1, 2001, the Company entered into an agreement to sell 845,000 shares of NanoPierce common stock held by the Company in exchange for a $423,000 note receivable, classified as a reduction to stockholders' equity. The purchaser had the option of putting back to the Company the 845,000 shares of NanoPierce common stock in full satisfaction of the note. In October 2001, the purchaser returned to the Company the 845,000 shares of NanoPierce common stock in satisfaction of the $394,000 note receivable from the purchaser.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three Months Ended December 31, 2002 and December 31, 2001
                                  (Unaudited)


5.   SALE OF INVESTMENT IN LAND HELD FOR SALE
---------------------------------------------

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

6.   STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------

In October 2001, the Company paid $10,000 and issued 226,365 shares of the Company's common stock in satisfaction of a $44,000 note payable and related accrued interest of $2,000 due to a shareholder. The market value of the Company's common stock at the date of issuance, based on the quoted market price per share, was $36,000.

In December 2002, warrants to purchase 10,000 shares of common stock at an exercise price of $3.00 per share expired.


7.   INCOME (LOSS) PER SHARE
----------------------------

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic income (loss) per share of common stock is computed based on the weighted average number of shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, and convertible preferred stock. Stock options, warrants and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 338,850 shares at December 31, 2002 and 348,850 at December 31, 2001) would be to decrease loss per share.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three Months Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)


8.   LITIGATION
---------------

Prior to October 1, 2001, the Company agreed to settle certain litigation and $135,000 of BMI Acquisition Group, Inc. (a subsidiary that was in Chapter 7 Bankruptcy prior to October 1, 2001) liabilities by paying $5,000 in cash and exchanging 37,000 restricted common shares of NanoPierce common stock held by the Company. The settlement agreement further stipulated that should the value of the NanoPierce shares be less than $100,000, based on the closing asked share price one year from the date of the settlement, the Company was to exchange additional shares of NanoPierce in an amount sufficient to obtain the $100,000 value. Based on the closing asked share price of the NanoPierce common stock on the one-year anniversary date, the Company recognized an additional liability of $74,000 at September 30, 2001. In June 2002, the Company agreed to pay $100,000 to settle the litigation and recorded an additional $26,000 of expense.

The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In October 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by court order. The court order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents. The court order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublease, royalty-bearing license. The Court Order could be appealed but has not been appealed. Management of the Company believes that there are no financial implications to the Company as a result of this settlement agreement.

The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above and other matters will not have a material adverse impact either individually or in the aggregate on results of operations, financial position or cash flows of the Company.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Certain statements contained in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

RESULTS  OF  OPERATIONS

     General and administrative expenses during the quarter ended December 31, 2002 were $51,000, compared to $37,000 for the quarter ended December 31, 2001. The net increase of $14,000 is primarily attributable to additional payroll expense of $19,000 and a decrease in professional fees of $5,000. Interest income and interest expense were not significant for the periods.

     The Company recognized gains of $68,000 for the quarter ended December 31, 2002 on the sale and exchange of NanoPierce common stock, compared to gains of $29,000 for the quarter ended December 31, 2001.

     The condensed consolidated financial statements reflect the Company's investment in NanoPierce Technologies, Inc. ("NanoPierce") as an investment accounted for under the equity method of accounting. The Company's investment in NanoPierce was carried at zero at September 30, 2002, and therefore the equity method was suspended. During the quarter ended December 31, 2002, the Company received NanoPierce shares in exchange for a note receivable and accrued interest. The NanoPierce shares were valued at $43,000. At December 31, 2002, the carrying amount of the investment in NanoPierce is zero after recording a loss of $43,000 from its equity in NanoPierce's losses for the three months ended December 31, 2002. Therefore, the Company has again suspended the equity method of accounting. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of NanoPierce even though the voting ownership interest is below 20% (approximately 10.3% at December 31, 2002).

     During the quarter ended December 31, 2002, the Company recognized a net loss of $26,000 compared to a net loss of $162,000 during the quarter ended December 31, 2001. The decrease of $136,000 is explained by the gain of $68,000 on the sale of 266,667 common shares of NanoPierce by the Company compared to $29,000 for the prior year period, and the decrease in the equity loss of affiliate of $43,000 in the quarter ended December 31, 2002 compared to $153,000 in the quarter ended December 31, 2001; in addition, general and administrative expenses increased by $14,000 in the quarter ended December 31, 2002.

     During the quarter ended December 31, 2002, the Company entered into an agreement, with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of 2 years. The second warrant of 150,000 shares has a term of 5 years.

     Both  warrants  provide  for  cashless  exercise  of  the  warrants and are
exercisable  immediately.   The  warrants  were valued at $32,000 at the date of
the  issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At December 31, 2002, the fair value of the derivatives was estimated to be $32,000.

     In September 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% promissory note, which was due in September 2002. In November 2002, the Company received 74,870 common shares of NanoPierce value at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000. No gain or loss was recognized on the transaction.

PLAN OF OPERATIONS

     Over the past two years, the Company has restructured itself in order to enhance its prospects for financing and future business operations and acquisitions.

     During the quarter ended December 31, 2002, the Company completed the following significant transactions:

     - The Company sold to an unrelated third party 100,000 shares of the NanoPierce common stock held by the Company, along with warrants to purchase up to 300,000 shares of the NanoPierce common stock held by the Company for $50,000. The warrants have an exercise price of $0.50 per share and include provisions for a cashless exercise.

     - The Company sold an additional 166,667 shares of NanoPierce common stock held by the Company for an additional $50,000.

     - The Company received 74,870 common shares of NanoPierce valued at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000 owed by an officer of the Company.

     As of December 31, 2002, the Company owns approximately 10.3% of the outstanding common stock of NanoPierce. The Company's President/CEO is also the President/CEO of NanoPierce and is also a Director on both Companys' boards of directors. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through December 31, 2002.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At December 31, 2002, the Company owned 6,526,329 common shares of NanoPierce with a market value of $3,981,000, based upon a closing bid price of $0.61 per share. The Company is subject to various restrictions on the sale and/or exchange of NanoPierce shares owned by the Company, which limits the marketability of this investment.

     At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company, NanoPierce Technologies, Inc. ("NanoPierce") and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, NanoPierce the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFranceco was also granted a limited two year, non-transferable, with no right to sublease, royalty-bearing license. The Court order could be appealed and has not been appealed. Management of the Company believes that there are no financial implications to the Company as a result of such settlement agreement.

     The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above and other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.

ITEM 2.   CHANGES IN SECURITIES

     The Company made no unregistered sales of its securities from October 1, 2002 to December 31, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          Exhibit 11 Computation of Net Loss Per Share

     (b)  REPORTS ON FORM 8-K:
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERCELL INTERNATIONAL
                                           CORPORATION
                                       (REGISTRANT)

Date:  February 13, 2003               By /s/ Paul H. Metzinger
                --                       -----------------------------------
                                         Paul H. Metzinger, President & CEO,
                                         Chief Financial Officer

                                  CERTIFICATION
                                  -------------


I, Paul H. Metzinger, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Intercell International Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. That I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. That I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. That I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 13, 2003
                 --
                                          /s/  Paul H. Metzinger
                                          ----------------------------------
                                          Paul H. Metzinger,
                                          Chief Executive Officer, President
                                          & Chief Financial Officer