Form 10QSB
period 2003-03-31
INTERCELL INTERNATIONAL CORP
filed 2003-05-15
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March 31, 2003

                                       OR
[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                   84-0928627
          ------                                   ----------
     (State or other jurisdiction of             I.R.S. employer
      incorporation or organization)         identification  number)

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

As of May 14, 2003 there were 8,651,251 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes         No   X
                                                                ---        ---

                       INTERCELL INTERNATIONAL CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements                                             Page
                                                                            ----

          Independent  Accountants'  Report                                    1

          Condensed Consolidated Balance Sheet - March 31, 2003                2

          Condensed Consolidated Statements of Operations -
                    Three  months  and  six  months  ended
                    March  31,  2003  and  2002                                3

          Condensed Consolidated Statement of Changes in Stockholders'
                    Deficit - Six months ended March 31, 2003                  4

          Condensed Consolidated Statements of Cash Flows -
                    Six  months  ended  March  31,  2003  and  2002            5

          Notes  to  Condensed  Consolidated  Financial  Statements            6

Item  2.  Management's  Discussion  and  Analysis                             13

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  17

Item  2.  Changes  in  Securities                                             17

Item  4.  Controls  and  Procedures                                           17

Item  6.  Exhibits  and  Reports  on  Form  8-K                               18

     SIGNATURE                                                                19
     CERTIFICATION

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of March 31, 2003, the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2003 and 2002, the condensed consolidated statement of changes in stockholders' deficit for the six-month period ended March 31, 2003, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 9, 2003

                 INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheet
                                    March 31, 2003
                                      (Unaudited)

                                        Assets
                                        ------

Current assets:
  Cash and cash equivalents                                              $     14,000
                                                                         -------------
    Total current assets                                                       14,000
                                                                         -------------

       Total assets                                                      $     14,000
                                                                         =============

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                               $    116,000
  Derivative instruments (Note 2)                                              13,000
                                                                         -------------

      Total liabilities (all current)                                         129,000
                                                                         -------------

Commitments and contingencies (Note 8)

Stockholders' deficit (Note 6):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares outstanding                             -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    8,651,251 shares issued and outstanding                                     9,000
  Additional paid-in capital                                               36,871,000
  Accumulated deficit                                                     (36,995,000)
                                                                         -------------
      Total stockholders' deficit                                            (115,000)
                                                                         -------------

        Total liabilities and stockholders' deficit                      $     14,000
                                                                         =============

See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               Three and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                             Three Months Ended     Six Months Ended
                                                March 31,                March 31,
                                                ---------                ---------
                                            2003         2002        2003        2002
                                         -----------  ----------  ----------  -----------
General and administrative expense       $(  41,000)  ( 467,000)  (  92,000)  (  504,000)
Gain on sale and exchange of affiliate
  stock (Note 2)                             19,000     503,000      87,000      532,000
Unrealized gain (loss) on derivative
  instruments (Note 2)                       19,000   ( 550,000)     19,000   (  550,000)
Interest income                                   -       1,000           -        2,000
Equity in losses of affiliate (Note 2)   (    8,000)  (  94,000)  (  51,000)  (  247,000)
Interest expense                                  -   (   2,000)          -   (    4,000)
                                         -----------  ----------  ----------  -----------

Net loss                                 (   11,000)  ( 609,000)  (  37,000)  (  771,000)
                                         -----------  ----------  ----------  -----------

Accretion on series C preferred
  stock                                           -           -           -   (    1,000)
                                         -----------  ----------  ----------  -----------

Net loss applicable to common
  stockholders                           $(  11,000)  ( 609,000)  (  37,000)  (  772,000)
                                         ===========  ==========  ==========  ===========

Basic and diluted loss per share,
  applicable to common stockholders      $        *   (    0.07)          *   (     0.09)
                                         ===========  ==========  ==========  ===========

Weighted average number of common
  shares outstanding:
    Basic and Diluted                     8,651,251   8,551,251   8,651,251    8,420,344
                                         ===========  ==========  ==========  ===========

*  Less than ($0.01) per share.

See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                         Six Months Ended March 31, 2003
                                   (Unaudited)


                             Common Stock       Warrants to    Additional                   Total
                             ------------         Acquire       Paid-In    Accumulated   Stockholders'
                            Shares     Amount   Common Stock    Capital      Deficit       Deficit
                           ---------  --------  -------------  ----------  ------------  -----------
Balances, October 1, 2002  8,651,251  $  9,000        10,000   36,861,000  (36,958,000)     (78,000)

Expired warrants                   -         -       (10,000)      10,000            -            -

Net loss                           -         -             -            -      (37,000)     (37,000)
                           ---------  --------  -------------  ----------  ------------  -----------

Balances, March 31, 2003   8,651,251  $  9,000             -   36,871,000  (36,995,000)  (  115,000)
                           =========  ========  =============  ==========  ============  ===========


     See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Six Months Ended
                                                                   March 31,
                                                                   ---------
                                                               2003          2002
                                                           ------------  ------------
Cash flows from operating activities:
 Net loss                                                  $(   37,000)  (   771,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Expense incurred in exchange for derivative                        -       450,000
  Unrealized (gain) loss on derivative instruments          (   19,000)      550,000
  Gain on sale and exchange of affiliate stock              (   87,000)  (   532,000)
  Equity in losses of affiliate                                 51,000       247,000
  Changes in operating assets and liabilities:
   Decrease in receivable                                            -         2,000
   Decrease in accounts payable and
     accrued liabilities                                    (    8,000)  (    13,000)
                                                           ------------  ------------
   Net cash used in operating activities                    (  100,000)  (    67,000)
                                                           ------------  ------------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and
   warrants to purchase affiliate stock                        111,000       503,000
 Payment received on related party advances                          -        51,000
                                                           ------------  ------------
   Net cash provided by investing activities                   111,000       554,000
                                                           ------------  ------------

Cash flows from financing activities:
 Payment on note payable to related party                            -    (  128,000)
 Payment on note payable to shareholder                              -    (    8,000)
                                                           ------------  ------------
  Net cash used in financing activities                              -    (  136,000)
                                                           ------------  ------------

Net increase in cash and cash equivalents                       11,000       351,000

Cash and cash equivalents, beginning of period                   3,000        31,000
                                                           ------------  ------------

Cash and cash equivalents, end of period                   $    14,000       382,000
                                                           ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $         -         4,000
                                                           ============  ============
Supplemental disclosure of non-cash investing and
  financing activities:
Reduction in related party receivable and accrued
  interest in exchange for affiliate common stock          $    43,000             -
Sale of investment in land held for sale in exchange for
  affiliate common stock                                             -       247,000
Conversion of preferred stock to common stock                        -        48,000
Reduction in receivable under agreement to sell affiliate
  stock and related deferred gain                                    -       394,000
Common stock issued in exchange for note payable
  to shareholder                                                     -        36,000
Accretion on preferred stock                                         -         1,000

See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

1.  BUSINESS,  BASIS  OF  PRESENTATION  AND  MANAGEMENT'S  PLAN
---------------------------------------------------------------

Business  and  Basis  of  Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), Particle Interconnect Corp. (Particle) through November 2002, and Arizcan Properties, Ltd. (Arizcan) through October 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Particle, is an inactive subsidiary that was dissolved in November 2002. Arizcan was a subsidiary which owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 5).

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. It is the Company's opinion that when the interim financial statements are read in conjunction with the September 30, 2002 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Investment  in  NanoPierce

As of March 31, 2003, the Company owns approximately 10.3% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). The Company's
President/CEO is also the President/CEO of NanoPierce and is also a member of the board of directors of both companies. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets,

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

trade names, and trademarks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS(TM)) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through March 31, 2003. Due to continued operating losses and in order to comply with German legal requirements, NanoPierce Card Technologies, Gmbh (NCT), a wholly-owned German subsidiary of NanoPierce filed insolvency with the Courts of Munich, Germany, effective April 1, 2003 and was placed in receivership on that date. NCT activities through March 2003 consisted primarily of providing software development and implementation services and performing administrative, research and development, and selling and marketing activities.

The Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 11.7% at October 1, 2002 to approximately 10.3% at March 31, 2003. The Company's ownership interest decreased by 0.50% due to the Company's sale of 300,842 NanoPierce shares during the six months ended March 31, 2003 (Note 2) and issuances of common stock by NanoPierce that resulted in an additional 1.05% decrease. During the six months ended March 31, 2003, the Company's ownership interest in NanoPierce increased by 0.13% as a result of the receipt of 74,870 shares of NanoPierce in satisfaction of a note receivable and accrued interest from an officer of the Company (Note 3) and 15,000 shares of NanoPierce from a director who had received such shares for services during the 2002 fiscal year, valued at $8,000. During the six months ended March 31, 2003, the carrying value of the investment in NanoPierce was reduced by the Company's proportionate share of net losses of NanoPierce ($51,000), resulting in a remaining investment balance of $0 at March 31, 2003.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

The summarized financial position and results of operation of NanoPierce as of March 31, 2003 and for the six-month periods ended March 31, 2003 and 2002, were as follows:

     Current  assets                                 $    829,030
                                                     ------------

     Long-term  assets:
       Intellectual  property,  patents
         and trademark applications, net                  834,310
       Other,  net                                        598,241
                                                     ------------
                                                        1,432,551
                                                     ------------
     Total  assets                                   $  2,261,581
                                                     ============

     Total  liabilities  (all  current)              $    656,078
                                                     ------------

     Stockholders'  equity                              1,605,503
                                                     ------------

     Total liabilities and stockholders' equity      $  2,261,581
                                                     ============

                                    2003         2002
                                ------------  -----------

Revenues                        $    99,579       67,967
Loss from operations            $(1,851,323)  (2,566,264)
Net loss                        $(1,843,806)  (2,521,689)

At March 31, 2003, the Company owned 6,507,154 shares of NanoPierce common stock, and based upon the closing bid price of $0.29 per share, the market value of the Company's investment in NanoPierce common shares at March 31, 2003, was approximately $1,887,000. The Company is subject to various restrictions on the sale and/or exchange of NanoPierce common shares owned by the Company, which limits the marketability of this investment.

Management's  Plans

The Company has a working capital deficiency and a stockholders' deficit at March 31, 2003 and has no revenue producing operations. The Company has been able to sell and/or exchange shares of NanoPierce common stock held by the Company for cash or in exchange for services or liabilities in the past and may be able to perform similar sales/exchanges during 2003, subject to various restrictions on such sales/exchanges.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

2.  SALE  OF  AFFILIATE  STOCK  AND  WARRANTS  TO  PURCHASE  AFFILIATE  STOCK
-----------------------------------------------------------------------------

Sale  of  Affiliate  Stock

During the six months ended March 31, 2003, the Company sold to unrelated third parties, 200,842 restricted shares of NanoPierce common stock held by the Company for cash of $61,000. The Company sold 166,667 shares for $0.30 per share and sold 34,175 shares for $0.33 per share. The closing market prices of the NanoPierce common stock on the transaction dates were $0.62 and $0.70 per share, respectively. The carrying value of the NanoPierce shares on the transaction dates was $0, resulting in a gain on the sale of affiliate stock of $61,000.

Warrants  to  Purchase  Affiliate  Stock

In October 2002, the Company sold 100,000 restricted shares of NanoPierce common stock and issued two warrants to purchase up to 300,000 shares of NanoPierce common stock held by the Company for $50,000 cash. Each warrant grants the holder the right to purchase up to 150,000 restricted shares of NanoPierce common stock held by the Company at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the transaction date. The warrants are exercisable immediately; one warrant expires in October 2004, and one warrant expires in October 2007. Both warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000, and the 100,000 shares of NanoPierce stock were valued at $18,000.

The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At March 31, 2003, neither warrant had been exercised, and the fair value of the derivatives was estimated to be $13,000. As a result, a $19,000 unrealized gain was recognized during the quarter ended March 31, 2003, to reflect the decrease in the fair value of the derivative instruments.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

In January and April 2002, the Company granted warrants to a third party in exchange for business consulting and advisory services. Under the warrants, the third party had the right to purchase up to 5,000,000 shares of NanoPierce common stock held by the Company at an exercise price of $0.50 and $1.39 per share. The warrants were considered derivative financial instruments and were therefore recorded on the balance sheet at fair value at the dates of the transactions. Changes in the fair value of the warrants were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrants were cancelled. During the quarter ended March 31, 2002, the Company recognized a $550,000 unrealized loss on the derivatives.

3.  NOTE  RECEIVABLE  -  RELATED  PARTY
---------------------------------------

Prior to October 1, 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% promissory note, which was due in September 2002. In November 2002, the Company received 74,870 common shares of NanoPierce valued at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000. No gain or loss was recognized on the transaction.

4.  NOTE  RECEIVABLE  FROM  AGREEMENT  TO  SELL  AFFILIATE  STOCK
-----------------------------------------------------------------

Prior to October 1, 2001, the Company entered into an agreement to sell 845,000 shares of NanoPierce common stock held by the Company in exchange for a $423,000 note receivable, classified as a reduction to stockholders' deficit. The purchaser had the option of putting back to the Company the 845,000 shares of NanoPierce common stock in full satisfaction of the note. In October 2001, the purchaser returned to the Company the 845,000 shares of NanoPierce common stock in satisfaction of the $394,000 remaining balance on the note receivable from the purchaser.

5.  SALE  OF  INVESTMENT  IN  LAND  HELD  FOR  SALE
---------------------------------------------------

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

6.  STOCKHOLDERS'  EQUITY  (DEFICIT)
------------------------------------

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

Basic income (loss) per share of common stock is computed based on the weighted average number of shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, and convertible preferred stock. Stock options, warrants and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 338,850 shares at March 31, 2003 and 348,850 at March 31, 2002) would be to decrease loss per share.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               Six Months Ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

8.  LITIGATION
--------------

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

The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In October 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by court order. The terms of the agreement do not require any future financial commitments of the Company and are not expected have any future financial impact on the Company's results of operations or cash flows. The court order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The court order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996.

In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublicense, royalty-bearing license. The Court Order could be appealed but has not been appealed.

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

RESULTS OF OPERATIONS

     General and administrative expenses during the six months ended March 31, 2003 were $92,000, compared to $504,000 for the six months ended March 31, 2002 ($41,000 and $467,000 for the three months ended March 31, 2003 and 2002, respectively). The net decrease of $412,000 is primarily attributable to a decrease in consulting expenses. During the six months ended March 31, 2002, the Company issued a warrant for common shares of NanoPierce to a third party for consulting services, in which $450,000 of expenses was recorded. Interest income and interest expense were not significant for the periods.

     The Company recognized gains of $87,000 for the six months ended March 31, 2003 on the sale and exchange of NanoPierce common stock, compared to gains of $532,000 for the six months ended March 31, 2002 ($19,000 and $503,000 for the three months ended March 31, 2003 and 2002, respectively).

     The condensed consolidated financial statements reflect the Company's investment in NanoPierce Technologies, Inc. ("NanoPierce") as an investment accounted for under the equity method of accounting. The Company's investment in NanoPierce was carried at zero at September 30, 2002, and therefore the equity method was suspended. During the six months ended March 31, 2003, the Company received NanoPierce shares in exchange for a note receivable and accrued interest. In addition, the Company, in May 2002, issued shares to a director for services, such shares were subsequently returned to the Company during the 2003 fiscal year. The NanoPierce shares were valued at $51,000. At March 31, 2003, the carrying amount of the investment in NanoPierce is zero after recording a loss of $51,000 from its equity in NanoPierce's losses for the six months ended March 31, 2003.

Therefore, the Company has again suspended the equity method of accounting. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of NanoPierce even though the voting ownership interest is below 20% (approximately 10.3% at March 31, 2003).

     During the six months ended March 31, 2003, the Company recognized a net loss of $37,000 compared to a net loss of $771,000 during the six months ended March 31, 2002 ($11,000 and $609,000 for the three months ended March 31, 2003 and 2002, respectively). The decrease of $734,000 is explained by the issuance of the warrants for NanoPierce common shares for consulting services, and the decrease in the equity loss of affiliate of $51,000 for the six months ended March 31, 2003 compared to $247,000 for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended March 31, 2003, the Company entered into an agreement with an unrelated third party to sell 100,000 shares of NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of two years. The second warrant of 150,000 shares has a term of five years.

     Both  warrants  provide  for  cashless  exercise  of  the  warrants and are
exercisable  immediately.   The  warrants  were valued at $32,000 at the date of
the  issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2003, the fair value of the derivatives was estimated to be $13,000.

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

     During the six months ended March 31, 2003, the Company completed the following significant transactions:

     - The Company sold to an unrelated third party 100,000 shares of the NanoPierce common stock held by the Company, along with warrants to purchase up to 300,000 shares of the NanoPierce common stock held by the Company for $50,000. The warrants have an exercise price of $0.50 per share and include provisions for a cashless exercise.

     - The Company sold an additional 200,842 shares of NanoPierce common stock held by the Company for an additional $61,000.

     - The Company received 74,870 common shares of NanoPierce valued at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000 owed by an officer of the Company.

     - The Company received 15,000 common shares of NanoPierce valued at $7,500 ($0.50 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) from a director to whom such shares were issued to for services as a director to the Company, during the 2002 fiscal year.

     As of March 31, 2003, the Company owns approximately 10.3% of the outstanding common stock of NanoPierce. The Company's President/CEO is also the President/CEO of NanoPierce and is also a Director on both Companies' boards of directors. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS(TM)) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce Card Technologies, GmbH, a wholly owned subsidiary of NanoPierce, was placed in receivership on April 1, 2003.

NanoPierce  has  not  realized  any significant revenues through March 31, 2003.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At March 31, 2003, the Company owned 6,507,154 common shares of NanoPierce with a market value of $1,887,000, based upon a closing bid price of $0.29 per share. The Company is subject to various restrictions on the sale and/or exchange of NanoPierce shares owned by the Company, which limits the marketability of this investment.

At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company, NanoPierce Technologies, Inc. ("NanoPierce") and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited two year, non-transferable, with no right to sublicense, royalty-bearing license. The Court order could be appealed and has not been appealed. Management of the Company believes that there are no financial implications to the Company as a result of such settlement agreement.

     The Company is also involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matter discussed above and other matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position or cash flows of the Company.

ITEM  2.  CHANGES  IN  SECURITIES

     The Company made no unregistered sales of its securities from January 1, 2003 to March 31, 2003.

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

          Exhibit  99  Section  1350 Certification


     (b)  REPORTS  ON  FORM  8-K:
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERCELL INTERNATIONAL

                                            CORPORATION

                                        (REGISTRANT)


Date: May 14, 2003                  /s/Paul  H.  Metzinger
                                    --------------------------------------------
                                        Paul H. Metzinger, President & CEO,
                                            Chief Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:   May 14, 2003



                                          /s/Paul  H.  Metzinger
                                          --------------------------------------
                                            Paul  H.  Metzinger,
                                              Chief Executive Officer, President
                                                & Chief  Financial  Officer