Form 10QSB
period 2003-06-30
INTERCELL INTERNATIONAL CORP
filed 2003-08-19
CIK 745655

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

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

As of August 14, 2003 there were 8,651,251 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format          Yes      No   X
                                                               ---      ---

                       INTERCELL INTERNATIONAL CORPORATION
                                      INDEX

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                             Page
                                                                            ----

     Independent  Accountants'  Report                                         1

     Condensed  Consolidated  Balance  Sheet -June 30, 2003                    2

     Condensed Consolidated Statements of Operations -
          Three  months  and  nine  months  ended
     June  30,  2003  and  2002                                                3

     Condensed Consolidated Statement of Changes in Stockholders'
          Deficit  -  Nine  months ended June 30, 2003                         4

     Condensed Consolidated Statements of Cash Flows -
          Nine  months  ended  June  30, 2003 and 2002                         5

     Notes  to  Condensed Consolidated Financial Statements                    7

Item  2.  Management's  Discussion  and  Analysis                             15

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  20

Item  2.  Changes  in  Securities                                             20

Item  4.  Controls  and  Procedures                                           20

Item  6.  Exhibits  and  Reports on Form 8-K                                  21

     SIGNATURE                                                                22

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



Board  of  Directors
Intercell  International  Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiaries as of June 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2003 and 2002, the condensed consolidated statement of changes in stockholders' deficit for the nine-month period ended June 30, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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



GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
August 15, 2003

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheet
                                   June 30, 2003
                                    (Unaudited)


                             Assets
                             ------
Current assets:
  Cash and cash equivalents                                          $      6,000
  Note receivable, related party (Note 3)                                  20,000
                                                                     -------------

       Total assets (all current)                                    $     26,000
                                                                     =============

                Liabilities and Stockholders' Deficit
                -------------------------------------

Current liabilities:
  Accounts payable                                                   $     50,000
  Derivative instruments (Note 2)                                          33,000
                                                                     -------------

      Total liabilities (all current)                                      83,000
                                                                     -------------

Commitments and contingencies (Note 8)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding              -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    8,651,251 shares issued and outstanding                                 9,000
  Additional paid-in capital                                           36,946,000
  Accumulated deficit                                                 (37,012,000)
                                                                     -------------
      Total stockholders' deficit                                         (57,000)
                                                                     -------------

        Total liabilities and stockholders' deficit                  $     26,000
                                                                     =============

See accompanying notes to condensed consolidated financial statements.

                   INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                    Three and Nine Months Ended June 30, 2003 and 2002
                                        (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                                June  30,                 June  30,
                                         ------------------------  -----------------------
                                            2003         2002         2003        2002
                                         -----------  -----------  ----------  -----------
General and administrative expense       $(  17,000)  (1,455,000)  ( 109,000)  (1,959,000)
Gain on sale and exchange of affiliate
  stock (Note 2)                             20,000    1,752,000     107,000    2,284,000
Unrealized loss on derivative
  instruments (Note 2)                    (  20,000)           -      (1,000)    (550,000)
Gain on cancellation of derivative
  instrument (Note 2)                             -      550,000           -      550,000
Interest income                                   -            -           -        2,000
Provision for doubtful note
  receivable (Note 3)                             -    ( 250,000)          -   (  250,000)
Equity in losses of affiliate (Note 2)            -            -   (  51,000)  (  247,000)
Interest expense                                  -            -           -   (    4,000)
                                         -----------  -----------  ----------  -----------

Net income (loss)                         (  17,000)     597,000   (  54,000)  (  174,000)
                                         -----------  -----------  ----------  -----------

Accretion on series C preferred stock             -            -           -   (    1,000)
                                         -----------  -----------  ----------  -----------

Net income (loss) applicable to common
  stockholders                           $(  17,000)     597,000   (  54,000)  (  175,000)
                                         ===========  ===========  ==========  ===========

Basic and diluted income (loss) per
  share, applicable to common
  stockholders                           $        *         0.07   (    0.01)  (     0.02)
                                         ===========  ===========  ==========  ===========

Weighted average number of common
   shares outstanding:
    Basic and diluted                     8,651,251    8,631,471   8,651,251    8,490,720
                                         ===========  ===========  ==========  ===========

*  Less than ($0.01) per share.

See accompanying notes to condensed consolidated financial statements.

                             INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                        Nine Months Ended June 30, 2003
                                                  (Unaudited)


                                   Common Stock        Warrants to    Additional                   Total
                              -----------------------    Acquire       Paid-In    Accumulated   Stockholders'
                               Shares       Amount     Common Stock    Capital      Deficit        Deficit
                              ---------  ------------  -------------  ----------  ------------  --------------
Balances, October 1, 2002     8,651,251  $      9,000        10,000   36,861,000  (36,958,000)        (78,000)

Expired warrants                      -             -       (10,000)      10,000            -               -

Forgiveness of accrued
payroll owed to
officer/shareholder (Note 6)          -             -             -       75,000            -          75,000

Net loss                              -             -             -            -   (   54,000)     (   54,000)
                              ---------  ------------  -------------  ----------  ------------  --------------

Balances, June 30, 2003       8,651,251  $      9,000             -   36,946,000  (37,012,000)     (   57,000)
                              =========  ============  =============  ==========  ============  ==============

     See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          Nine Months Ended
                                                              June 30,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Cash flows from operating activities:
 Net loss                                             $(   54,000)  (   174,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Common stock issued for services                              -        56,000
  Exchange of affiliate stock for services                      -     1,752,000
  Provision for doubtful note receivable                        -       250,000
  Unrealized loss on derivative instruments                 1,000       550,000
  Gain on cancellation of derivative instrument                 -   (   550,000)
  Gain on sale and exchange of affiliate stock         (  107,000)  ( 2,284,000)
  Equity in losses of affiliate                            51,000       247,000
  Changes in operating assets and liabilities:
   Increase in deposit and other assets                         -   (     2,000)
   Decrease in other receivable                                 -         2,000
   Increase (decrease) in accounts payable and
     accrued liabilities                                    1,000   (    38,000)
                                                      ------------  ------------
    Net cash used in operating activities              (  108,000)  (   191,000)
                                                      ------------  ------------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and
   warrants to purchase affiliate stock                   111,000       503,000
 Payment received on related party advances                     -        51,000
 Increase in note receivable                                    -   (   250,000)
                                                      ------------  ------------
   Net cash provided by investing activities              111,000       304,000
                                                      ------------  ------------

Cash flows from financing activities:
 Payment on note payable to related party                       -    (  128,000)
 Payment on note payable to shareholder                         -    (    8,000)
                                                      ------------  ------------
   Net cash used in financing activities                        -    (  136,000)
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents        3,000    (   23,000)

Cash and cash equivalents, beginning of period              3,000        31,000
                                                      ------------  ------------

Cash and cash equivalents, end of period              $     6,000         8,000
                                                      ============  ============

                     INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                           continued

                                                                          Nine Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2003        2002
                                                                        -----------  ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $         -      4,000
                                                                        ===========  =========
Supplemental disclosure of non-cash investing and
  financing activities:
Forgiveness of accrued payroll owed to officer/shareholder              $    75,000          -
Reduction in related party receivable and accrued
  interest in exchange for affiliate common stock                            43,000          -
Sale of affiliate common stock for note receivable                           20,000          -
Sale of investment in land held for sale in exchange for
  affiliate common stock                                                          -    247,000
Conversion of preferred stock to common stock                                     -     48,000
Reduction in receivable under agreement to sell affiliate
  stock and related deferred gain                                                 -    394,000
Common stock issued in exchange for note payable
  to shareholder                                                                  -     36,000
Accretion on preferred stock                                                      -      1,000

See accompanying notes to condensed consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

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

Particle is an inactive subsidiary that was dissolved in November 2002. Arizcan was a subsidiary which owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 5).

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

Investment  in  NanoPierce

As of June 30, 2003, the Company owns approximately 9.8% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). The Company's
President/CEO is also the President/CEO of NanoPierce and is also a member of the Board of Directors of both companies. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, tradesecrets, tradenames, and trademarks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS ) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through June 30, 2003. Due to continued operating losses and in order to comply with German legal requirements, NanoPierce Card Technologies, Gmbh (NCT), a wholly-owned German subsidiary of NanoPierce, filed insolvency with the Courts of Munich, Germany, effective April 1, 2003 and was placed in receivership on that date. NCT activities through March 2003 consisted primarily of providing software development and implementation services and performing administrative, research and development, and selling and marketing activities.

The Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 11.7% at October 1, 2002 to approximately 9.8% at June 30, 2003. The Company's ownership interest decreased by approximately 0.69% due to the Company's sale of 456,232 NanoPierce shares during the nine months ended June 30, 2003 (Note 2) and issuances of common stock by NanoPierce that resulted in an additional 1.36% decrease. During the nine months ended June 30, 2003, the Company's ownership interest in NanoPierce increased by 0.15% as a result of the receipt of 74,870 shares of NanoPierce in satisfaction of a note receivable and accrued interest from an officer of the Company (Note 3) and 15,000 shares of NanoPierce from a director who had received such shares for services during the 2002 fiscal year, valued at $8,000. During the nine months ended June 30, 2003, the carrying value of the investment in NanoPierce was reduced by the Company's proportionate share of net losses of NanoPierce ($51,000), resulting in a remaining investment balance of $0 at June 30, 2003.

The summarized results of operations of NanoPierce for the nine-month periods ended June 30, 2003 and 2002, were as follows:

                                    2003          2002
                                    ----          ----
     Revenues                  $   107,000      132,000
     Loss from continuing
      operations                (2,318,000)  (3,203,000)
     Net loss                  $(2,968,000)  (3,733,000)


At June 30, 2003, the Company owned 6,351,764 shares of NanoPierce common stock, and based upon the closing bid price of $0.32 per share, the market value of the Company's investment in NanoPierce common shares at June 30, 2003, was approximately $2,033,000. The Company is subject to various restrictions on the sale and/or exchange of NanoPierce shares owned by the Company, which limits the marketability of this investment.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

Management's  Plans

The Company has a working capital deficiency and a stockholders' deficit at June 30, 2003 and has no revenue producing operations. The Company has been able to sell and/or exchange shares of NanoPierce common stock held by the Company for cash or in exchange for services or liabilities in the past and may be able to perform similar sales/exchanges during 2003, subject to various restrictions on such sales/exchanges.

The Company has also been in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt.

Recently  Issued  Accounting  Standards

In  May  2003,  the  Financial  Accounting  Standards  Board issued Statement of
Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

2.   SALE OF AFFILIATE STOCK AND WARRANTS TO PURCHASE AFFILIATE STOCK
---------------------------------------------------------------------

Sale  of  Affiliate  Stock

During the quarter ended June 30, 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company. In exchange for the NanoPierce shares, the Company received a promissory note of $20,000 (Note 3). The closing market price of the NanoPierce common stock on the date of the sale was $0.28 per share (the shares were sold at $0.13 per share, a 50% discount from market, due to the restricted marketability of the shares). The carrying value of the NanoPierce shares held by the Company was $0. As a result, the Company recorded a $20,000 gain on the sale of affiliate stock.

During the nine months ended June 30, 2003, the Company sold to unrelated third parties, 200,842 restricted shares of NanoPierce common stock held by the Company for cash of $61,000. The Company sold 166,667 shares for $0.30 per share and sold 34,175 shares for $0.33 per share. The closing market prices of the NanoPierce common stock on the transaction dates was $0.62 and $0.70 per share, respectively. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $61,000.

Warrants  to  Purchase  Affiliate  Stock

In October 2002, the Company sold 100,000 restricted shares of NanoPierce common stock and issued two warrants to purchase up to 300,000 shares of NanoPierce common stock held by the Company for $50,000 cash. Each warrant grants the holder the right to purchase up to 150,000 restricted shares of NanoPierce common stock held by the Company at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share on the transaction date. The warrants are exercisable immediately; one warrant expires in October 2004, and one warrant expires in October 2007. Both warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000, and the 100,000 shares of NanoPierce stock were valued at $18,000.

The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At June 30, 2003, neither warrant had been exercised, and the fair value of the derivatives was estimated to be $33,000. As a result, an unrealized loss of $1,000 was recognized during the nine months ended June 30, 2003, to reflect the increase in the fair value of the derivative instruments.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

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

3.  NOTES  RECEIVABLE
---------------------

In April 2002, the Company made an unsecured loan of $250,000 to VU Media Duplication, Inc. (VU Media) in connection with a proposed merger. The Company withdrew from the proposed merger in May 2002. The note is due on demand and bears interest at 8%. Although the Company is continuing its collection efforts, an allowance has been recorded, reserving the entire balance due to uncertainty as to collection. In May 2003, the Company received notice that VU Media had filed for protection under Chapter 11 of the United States Bankruptcy laws.

Related  Parties

During the quarter ended June 30, 2003, the Company sold 155,390 shares of NanoPierce common stock to a company, in which an officer is related to a board member of the Company. In exchange for the sale of NanoPierce shares, the Company received an unsecured promissory note of $20,000. The promissory note bears interest at 6% per annum and is due in May 2004.

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)


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

6.  STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------

In October 2001, the Company paid $10,000 and issued 226,365 shares of the Company's common stock in satisfaction of a $44,000 note payable and related accrued interest of $2,000 due to a shareholder. The market value of the Company's common stock at the date of issuance, based on the quoted market price per share, was $36,000.

In December 2002 warrants to purchase 10,000 shares of common stock at an exercise price of $3 per share expired.

Capital  Transaction

In May 2003, an officer/shareholder of the Company forgave $75,000 of accrued salary, which has been accounted for a capital transaction and has resulted in an increase in additional paid in capital.

7.   INCOME (LOSS) PER SHARE
----------------------------

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)


Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic income (loss) per share of common stock is computed based on the weighted average number of shares outstanding during the period. Diluted EPS includes the potential conversion of stock options, warrants, and convertible preferred stock. Stock options, warrants and convertible preferred stock are not considered in diluted EPS for those periods with net losses in the calculation, as the impact of the potential common shares (approximately 338,850 shares at June 30, 2003 and 348,850 at June 30, 2002) would be to decrease loss per share.

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

The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In October 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by court order. The terms of the agreement do not require any future financial commitments of the Company are not expected to have any future financial impact on the Company's results of operations or cash flows. The court order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The court order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                Nine Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)


In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublicense, royalty-bearing license. The Court Order can be appealed but has not been appealed.

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

RESULTS  OF  OPERATIONS

     General and administrative expenses during the nine months ended June 30, 2003 were $109,000, compared to $1,959,000 for the nine months ended June 30, 2002 ($17,000 and $1,455,000 for the three months ended June 30, 2003 and 2002, respectively). The net decrease of $1,850,000 is primarily attributable to a decrease in consulting expenses ($1,808,000 of consulting expense was incurred during the nine months ended June 30, 2002). Interest income and interest expense were not significant for the periods.

     The Company recognized gains of $107,000 for the nine months ended June 30, 2003 on the sale and exchange of NanoPierce common stock, compared to gains of $2,284,000 for the nine months ended June 30, 2002 ($20,000 and $1,752,000 for the  three  months  ended  June  30,  2003  and  2002,  respectively).

     The condensed consolidated financial statements reflect the Company's investment in NanoPierce Technologies, Inc. ("NanoPierce") as an investment accounted for under the equity method of accounting. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of NanoPierce even though the voting ownership interest is below 20% (approximately 9.8% at June 30, 2003). The Company's investment in NanoPierce was carried at zero at September 30, 2002.

     During the nine months ended June 30, 2003, the Company received NanoPierce shares in exchange for a note receivable and accrued interest. In addition, in May 2002, the Company issued shares to a director for services; these shares were subsequently returned to the Company during the 2003 fiscal year. The NanoPierce shares were valued at $51,000. At June 30, 2003, the carrying amount of the investment in NanoPierce is zero after recording a loss of $51,000 from its equity in NanoPierce's losses for the nine months ended June 30, 2003. Therefore, the Company has suspended the equity method of accounting.

     During the nine months ended June 30, 2003, the Company recognized a net loss of $54,000 compared to a net loss of $174,000 during the nine months ended June 30, 2002 (net loss of $17,000 and net income of $597,000 for the three months ended June 30, 2003 and 2002, respectively). The decrease of $120,000 is explained by the issuance of the warrants for NanoPierce common shares for consulting services and the decrease in the equity loss of affiliate of $51,000 for the nine months ended June 30, 2003 compared to $247,000 for the nine months ended June 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine months ended June 30, 2003, the Company sold 155,390 shares of NanoPierce common stock to a company, in which an officer is related to a board member of the Company. In exchange for the sale of NanoPierce shares, the Company received an unsecured promissory note of $20,000. The promissory note bears interest at 6% per annum and is due in May 2004. The closing market price of the NanoPierce common stock on the date of the sale was $0.28 per share. The shares were sold at $0.13 per share, a 50% discount from market, due to the restricted marketability of the shares.

     During the nine months ended June 30, 2003, the Company entered into an agreement, with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of 2 years. The second warrant of 150,000 shares has a term of 5 years.

     Both warrants provide for cashless exercise of the warrants and are exercisable immediately. The warrants were valued at $32,000 at the date of the issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2003, the fair value of the derivatives was estimated to be $33,000.

     In May 2003, and officer/shareholder of the Company forgave $75,000 of accrued salary, which has been accounted for a capital transaction and has resulted in an increase in additional paid in capital.

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

     During the nine months ended June 30, 2003, the Company completed the following significant transactions:

     - The Company sold 155,390 shares of NanoPierce common stock held by the Company in exchange for an unsecured promissory note of $20,000. The promissory note bears interest at 6% per annum and is due in May 2004.

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

     - The Company received 15,000 common shares of NanoPierce valued at $8,000 ($0.50 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) from a director to whom such shares were issued to for services as a director to the Company, during the 2002 fiscal year.

     As of June 30, 2003, the Company owns approximately 9.8% of the outstanding common stock of NanoPierce. The Company's President/CEO is also the President/CEO of NanoPierce and is also a Director on both Companies' boards of directors. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products.

The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS ) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through June 30, 2003. Due to continued operating losses and in order to comply with German legal requirements, NanoPierce Card Technologies, Gmbh (NCT), a wholly-owned German subsidiary of NanoPierce was placed in receivership on April 1, 2003.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At June 30, 2003, the Company owned 6,351,764 common shares of NanoPierce with a market value of $2,033,000, based upon a closing bid price of $0.32 per share. The Company is subject to various restrictions on the sale and/or exchange of NanoPierce shares owned by the Company, which limits the marketability of this investment. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

Recently  Issued  Accounting  Standards

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company, NanoPierce Technologies, Inc. ("NanoPierce") and Louis DiFrancesco, the inventor of the PI Technology were involved in litigation relating to the NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. On October 8, 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order, among other things, declares that NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited two year, non-transferable, with no right to sublicense, royalty-bearing license. The Court order could not be appealed and has not been appealed. Management of the Company believes that there are no financial implications to the Company as a result of such settlement agreement.


ITEM  2.  CHANGES  IN  SECURITIES

     The Company made no unregistered sales of its securities from April 1, 2003 to June 30, 2003.

ITEM  4.  CONTROLS  AND  PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (a)   EXHIBITS:

            Exhibit 11 Computation  of  Net  Loss  Per  Share

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Section 1350 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                      INTERCELL  INTERNATIONAL
                                            CORPORATION
                                      (REGISTRANT)

Date:   August 18, 2003               /s/ Paul  H.  Metzinger
                                      ------------------------------------------
                                      Paul H. Metzinger, President & CEO,
                                            Chief Financial Officer