Form 10KSB
period 2003-09-30
INTERCELL INTERNATIONAL CORP
filed 2003-12-29
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

                      INTERCELL INTERNATIONAL CORPORATION
                      -----------------------------------
                    (Exact name of registrant as specified in
                                  its charter)

                   Nevada                             84-0928627
       ----------------------------         -------------------------------
       (State of other jurisdiction         (I.R.S. employer identification
                   of                                   number)
       incorporation or organization)

                       370 Seventeenth Street, Suite 3640
                             Denver, Colorado 80202
                  --------------------------------------------
                  (Address and zip code of principal executive
                                     office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                              Name of Each
                                           Exchange On Which
                         (Title of Class)      Registered
                       ----------------------------------------
                           Common Stock        NASDAQ:BB

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

     As of the close of trading on December 26, 2003, there were 20,047,038 common shares outstanding, 19,195,815 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 26, 2003, was approximately $7,294,410.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Current Report on Form 8K, dated October 20, 2003


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

     As part of the merger, the Company acquired all of the assets and liabilities of Intercell Corporation. Such assets included shares of the common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At September 30, 2003, the Company owned 6,376,764 shares NanoPierce or approximately 9.7%. NanoPierce is a public company, traded on the Over-the-Counter Bulletin Board under the symbol "NPCT". NanoPierce is in the process of developing and marketing its proprietary technology, the NanoPierce Connection System (NCS(TM)).

     In October 2001, the Company sold all of the issued and outstanding common shares of Arizcan Properties Ltd., a wholly-owned subsidiary of the Company ("Arizcan") that held title to approximately 96 acres in Arizona, to a shareholder of the Company in exchange for 330,000 common shares of NanoPierce. The NanoPierce common shares were valued at $247,000, the book value of the property.

     In June 1997 Intercell Corporation acquired control of Sigma 7 Corporation ("Sigma 7") and BMI Acquisition Group, Inc. (BMI). In December 1998, Sigma 7 and BMI filed for voluntary liquidation under Chapter 7 of the U.S. Bankruptcy Code. The Sigma 7 bankruptcy case was closed prior to October 1, 2000. During the year ended September 30, 2001, the BMI bankruptcy case was closed.

     On October 20, 2003, the Company completed a $1,075,000 private equity financing. The Company issued 10,750,000 shares of its restricted common stock and warrants to purchase 3,225,000 shares of its restricted common stock. The warrants have an exercise price of $0.10 per share and a term of 5 years. The funds were used in part for the purchase of an acquisition target and continuing support of corporate operations.

     On October 20, 2003, the Company signed an acquisition agreement to acquire a controlling 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company ("Brunetti DEC") for $700,000 in cash. The $700,000 is to be used by Brunetti DEC for operational support.

     On October 20, 2003, Mr. Metzinger, the President and Chief Executive Officer and a director of the Company resigned as an officer and director of the Company. The Board of Directors appointed, R. Mark Richards, President and Chief Executive Officer, Pro Tem, at that time.

     As part of the acquisition of Brunetti DEC, Mr. Charles Brunetti, the President and Chief Executive Officer of Brunetti DEC was nominated to the Board of Directors of the Company. Ms. Kristi J. Kampmann was nominated as a manager of Brunetti DEC.

BRUNETTI DEC

     Description  of  Brunetti  DEC  Operations

     Brunetti DEC provides consulting, design, engineering and construction services for the installation of new communication technology systems consisting of voice, video and data and fiber optic network wiring and cabling and fixed wireless infrastructures. Specifically, Brunetti DEC provides the "last mile" connectivity from the larger fiber optic systems installed by the larger companies to rural areas, small municipalities, and counties. Brunetti DEC provides customers with 4 areas of service:

          -    Information Gathering & Preliminary Design;
          -    Final Network Design and Updates to the Business Model;
          -    Construction & System Integration; and
          -    Operation, Maintainance and Management of installed systems.

     Brunetti DEC subcontracts those portions of the project, such as construction work that it is not capable of carrying out. In addition, Brunetti DEC subcontracts with larger firms that prefer to have such projects handled by companies with expertise in these areas.

     Brunetti DEC's market strategy focuses on government clients, specifically small municipalities who want, through municipally-owned systems, to provide economic development, healthcare, public safety, education and other services to their communities of equal quality to what is provided to the citizens of major metropolitan areas. Brunetti DEC has concentrated its marketing activities specifically to Colorado and such western states as Arizona, New Mexico, California and Oregon. Brunetti DEC has recently begun to expand it marketing efforts to include areas throughout the United States.

     The competition in this niche market is limited at this time to larger companies, such as Level 3 and Qwest Communications. Brunetti DEC brings to the market a competitive edge in its expertise in working with government entities. At this time, Brunetti DEC is one of the few companies within the industry that focuses on small municipalities and counties.

EMPLOYEES

     As of September 30, 2003, the Company had 1 employee. The Company's employee is not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relations with its employee are satisfactory.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     PRINCIPAL  EXECUTIVE  OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3640, Denver, Colorado 80202. NanoPierce leases these offices. Beginning November 1, 2003, the Company has agreed to reimburse NanoPierce for a portion of the expense ($3,500 per month, on a month-to-month basis).

ITEM  3.     LEGAL  PROCEEDINGS

     The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to NanoPierce's ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In
October 2002, NanoPierce, the Company and DiFranceseco signed a settlement agreement to be enforced by Court Order. The Court Order declares, "NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents." The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, royalty-bearing license with no right to sublease. The court order cannot be appealed.

     In connection with a financing obtained in October 2000, NanoPierce filed various actions in the United States District Court for the District of Colorado against, among others, Harvest Court, LLC, Southridge Capital Investments, LLC, Daniel Pickett, Patricia Singer and Thomson Kernaghan, Ltd. for violations of federal and state securities laws, conspiracy, aiding and abetting and common law fraud among other claims. NanoPierce is seeking various forms of relief including actual, exemplary and treble damages. As a result of various procedural rulings in January 2002, the United States District Court for the District of Colorado transferred the case to the United States District Court for the Southern District of New York, New York City, New York. In July 2003, Harvest Court, LLC filed suit against NanoPierce, Mr. Metzinger, Ms. Kampmann, an officer of the Company, and other unrelated third parties in the United States District Court for the Southern District of New York, New York City, New York. The suit alleges violations of federal securities laws and common law fraud among other claims. Harvest Court is seeking various forms of relief including compensatory and punitive damages. NanoPierce is preparing pleadings responsive to the complaint.

     To the knowledge of management of the Company, there are no material legal proceedings pending or threatened to which the Company (or any officer, director, affiliate of beneficial owner of more than 5% of the Company's voting securities) is party or to which property of the Company is subject.

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

                   2002 FISCAL YEAR             HIGH        LOW
                   ----------------          ----------  ---------

               December 31, 2001             $      .28  $     .27
               March 31, 2002                       .55        .55
               June 30, 2002                        .19        .18
               September 30, 2002                   .08        .08


                   2003 FISCAL YEAR
                   ----------------

               December 31, 2002             $      .12  $     .12
               March 31, 2003                       .05        .05
               June 30, 2003                        .20        .20
               September 30, 2003                   .32        .30


     As of September 30, 2003, there were approximately 536 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its Common Stock as of that date.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from June 30, 2003 through September 30, 2003.

           Title of       No. of
         --------------  -------
 Date      Securities     Shares    Consideration         Purchaser
-------  --------------  -------  -----------------  -------------------
9/12/03    Common Stock  420,000  Investor Relation  Redwood Consulting,
                                      Services       LLC
9/12/03    Warrant       580,000  Investor Relation  Redwood Consulting,
                                      Services       LLC


     EXEMPTION FROM REGISTRATION CLAIMED. The issuance by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The persons, who received the unregistered securities, are sophisticated financial advisors. The persons were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. The persons, who received such unregistered securities, acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing the securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Certain Statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. The statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

RESULTS  OF  OPERATIONS

     The  Company had no revenue for the years ended September 30, 2003 or 2002.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and Administrative expenses were $253,000 in the year ended September 30, 2003 (of which $130,000 represented consulting expense) compared to $2,000,000 for 2002 (of which $1,808,000 represented consulting expense). The $1,747,000 decrease is primarily attributable to a decrease in professional fees and consulting expenses.

     In May 2003, an officer/shareholder of the Company forgave $75,000 of accrued salary, which has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital. The same officer/shareholder continued in his position without pay through the end of the fiscal year. The Company recorded $6,000 of compensation expense (and an increase in additional paid in capital of $6,000) for these services.

     In October 2001, the Company sold Arizcan in exchange for 330,000 common shares of NanoPierce. The shares were valued at $247,000 based on the market price of the NanoPierce common stock on the date of the Agreement. No gain or loss was recognized on the transaction.

OTHER  INCOME/EXPENSE

     The Company recognized gains of $98,000 in the fiscal year 2003 on the sale and exchange of NanoPierce common stock, compared to gains of $2,284,000 in the fiscal year 2002.

     In October 2002, the Company entered into an agreement, with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of 2 years. The second warrant of 150,000 shares has a term of 5 years.

     Both warrants provide for cashless exercise of the warrants and are exercisable immediately. The warrants were valued at $32,000 at the date of the issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At September 30, 2003, the fair value of the derivatives was estimated to be $35,000. The Company has recorded an unrealized loss of $3,000 on the derivative instruments in the fiscal year ended September 30, 2003.

     In January 2002, the Company granted a warrant to a third party in exchange for business consulting and advisory services. Under the warrant, the third party had the right to purchase up to 1,000,000 shares of NanoPierce common stock held by the Company at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.83 per share at the date of grant. The warrant was exercisable immediately, was due to expire in January 2007, and contained a cashless exercise provision at the option of the holder. The warrant was valued at $450,000 at the date of grant using the Black-Scholes pricing model and as a result, general and administrative expense (consulting expense) of $450,000 was recorded during the year ended September 30, 2002. The warrant was considered a derivative financial instrument and was therefore recorded in the balance sheet at fair value at the date of the transaction. As discussed below, changes in the fair value of the warrant (unrealized gains and losses) were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrant was cancelled.

     In April 2002, the Company granted a second warrant to same third party consultant for additional consulting and advisory services. Under this warrant, the third party had the right to purchase up to 4,000,000 shares of NanoPierce common stock held by the Company, at an exercise price of $1.39 per share, which was equivalent to the closing bid price of the NanoPierce common stock at the date of the grant. This warrant was exercisable immediately, was due to expire in April 2007, and contained a cashless exercise provision at the option of the holder. This warrant was valued at $2,570,000 at the date of grant using the Black-Scholes pricing module, and changes in the fair value of this warrant were also recognized in earnings (loss) of the Company through May 22, 2002, the date this warrant was cancelled.

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

     The consolidated financial statements reflect NanoPierce as an investment accounted for under the equity method of accounting. During the year ended
September 30, 2002, the Company received NanoPierce shares in exchange for Arizcan. The NanoPierce shares were valued at $247,000. At September 30, 2002, the carrying amount of the investment in NanoPierce is zero after recording a loss of $247,000 from its equity in NanoPierce's losses for the year ended September 30, 2002. At September 30, 2002, the Company suspended the equity method of accounting. During the year ended September 30, 2003, the Company received 114,870 shares of NanoPierce valued at $58,000 in transactions discussed below. As a result the Company recorded a loss of $58,000 from its equity in NanoPierce's losses for the year ended September 30, 2003. Therefore, the Company has again suspended the equity method of accounting. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operations and financial policies of NanoPierce even though the voting ownership interest is below 20% (approximately 9.7% at September 30, 2003). In October 2003, Mr. Metzinger, the President, Chief Executive Officer and Director of both the Company and NanoPierce Technologies resigned as an officer and director of the Company. Based on this event and the Company's ownership percentage of NanoPierce, management of the Company is reviewing the accounting for NanoPierce going forward.

     Interest income in the year ended September 30, 2003 was $1,000 compared to $4,000 in the fiscal year ended September 30, 2002. The decrease of $3,000 was due to declining interest rates. Interest expense in the year ended September 30, 2003 was $0 compared to $4,000 in the year ended September 30, 2002.

NET  LOSS

     The Company recognized a net loss of $215,000 in the fiscal year 2003 compared to a net loss of $213,000 for the fiscal year 2002. The slight increase in net loss is attributable to the $1,747,000 decrease in general and administrative expenses, a $189,000 decrease in equity losses of NanoPierce, the non-recurring $250,000 provision for a doubtful note receivable in 2002, offset by a decrease of $2,186,000 in gains in the sale of affiliate stock, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the year ended September 30, 2003 the Company's cash and cash equivalents increased by $5,000. Cash used in operations was $191,000. Proceeds from financing activities was $50,000. Cash provided by investing activities included $111,000 from the sale of NanoPierce common stock. Cash of $35,000 was used in investing activities in connection with the loan to NanoPierce Technologies.

     The  Company  had  no  capital  expenditures  during  fiscal  year  2003.

PLAN  OF  OPERATIONS

     Over the past two years, the Company has restructured itself in order to enhance its prospects for financing, future business operations and acquisitions.

     During the year ended September 30, 2003, the Company completed the following significant transactions:

     - The Company sold 155,390 shares of NanoPierce common stock held by the Company in exchange for an unsecured promissory note of $20,000. The promissory note bears interest at 6% per annum and was due in May 2004. In October 2003, the promissory note was paid in full.

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

     - The Company received 74,870 common shares of NanoPierce valued at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of the exchange) in satisfaction of a $39,000 promissory note and related accrued interest of $4,000 owed by an officer of the Company.

     - The Company received 40,000 common shares of NanoPierce valued at $15,000 from certain directors to whom such shares were issued for services as a director of the Company during the 2002 fiscal year.

     - In September 2003, the Company issued 420,000 shares of its restricted common stock and a warrant exercisable into 580,000 shares of its restricted common stock pursuant to an agreement for investor relation services from a third party. The 420,000 shares of common stock were issued at a market price of $0.30 per share, having a total value of $125,000. The warrant has an exercise price of $0.20 per share and expires in 2006. The warrant was valued at approximately $95,000 using the Black-Scholes pricing model. Pursuant to terms of the contract, $125,000 was expensed upon signing the agreement as a nonrefundable retainer fee. The cost of the warrant is being amortized over the estimated twelve-month period from the date of issuance of the warrant as services are performed. Through September 30, 2003, $5,000 has been amortized.

     As of September 30, 2003, the Company owned approximately 9.7% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). As of that date, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. The Company accounts for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. The Company has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through September 30, 2003.

     On October 20, 2003, the Company closed on a $1,075,000 private equity financing, in exchange for 10,750,000 shares of its restricted common stock and warrants to purchase 3,255,000 shares of the Registrant's restricted common stock. The cash was used to purchase a 60% membership interest in Brunetti and to support future operations of the Company. The Warrants have an exercise price of $0.10 per share and provide for a cashless exercise. The Warrants have a term of five years.

     On October 20, 2003, the Company signed an acquisition agreement to acquire a controlling 60% membership equity interest in Brunetti, a Colorado limited liability company for $700,000. Brunetti was formed and owned by two individuals unrelated to the Company. The $700,000 is to be used by Brunetti for operational support. In connection with the purchase, the two founding members, each received an option (under the Company's stock option plan) exercisable into 500,000 shares of the Company's common stock. These options have an exercise price of $0.51 per share, a ten-year term and provide for cashless exercise.

     On October 20, 2003, the Company issued warrants to purchase 3,500,000 shares of the Company's restricted common stock in exchange for $19,000. The warrants have an exercise price of $0.10 per share and provide for a cashless exercise. The warrants have a term of 5 years.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At September 30, 2003, the Company owned 6,373,764 shares of Nanopierce common stock with a market value of approximately $1,657,000, based upon the closing bid price of $0.26 per share (of which 300,000 shares with a market value of $78,000 are subject to warrant agreements). At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, or trust. Or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities, and therefore the adoption of Interpretation No. 46 did not have an impact on the Company's results of operation or financial condition.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. This standard established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of Interpretation No. 45 did not impact on the Company's results of operations or financial condition.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's results of operations or financial condition.

CRITICAL  ACCOUNTING  POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result as of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Equity  Investment

     Entities where the Company can exercise significant influence with respect to an entity depends on an evaluation of several factors including, among others, representation on the entity's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments of the entity. Under the equity method of accounting, our share of the earnings or losses of NanoPierce is included in the Company's earnings (loss) until such a time that our investment has been written down to $0. At that time, recognition of our proportionate share of the equity investee's losses were suspended. Through September 30, 2003, the Company has accounted for its investment in NanoPierce under the equity method of accounting.

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

Litigation

     During the fiscal year ended September 30, 2003 the Company was involved in a legal proceeding, which was subsequently settled, as discussed in Note 10 to the consolidated financial statements. For any litigation subject to uncertainty, SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, if any. Changes in these factors could materially impact the Company's financial position or its results of operations. We do not believe existing claims will have a material adverse effect on our consolidated financial position.

ITEM  7.     FINANCIAL  STATEMENTS

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The Company has adopted a Code of Ethics for it financial management staff. The Code of Ethics is attached herewith as Exhibit 10.4.

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The  executive  officers  and  directors  of  the  Company  are as follows:

NAME AND AGE                         POSITION                PERIOD
----------------------------  ----------------------  --------------------

Paul H. Metzinger (63)        Director, President,    May 28, 1997 to
                              Chief Executive         October 20, 2003.
                              Officer and Chief
                              Financial Officer

Charles E. Bauer, Ph.D. (51)  Director                November 22, 1996 to
                                                      present.

Kristi J. Kampmann (31)       Chief Financial         October 1, 2003 to
                              Officer                 present.
                              Secretary               July 1999 to present.

Kevin B. Waide (51)           Director                January 1998 to
                                                      present.

                              President & Chief
R. Mark Richards (53)         Executive Officer, Pro  October 21, 2003 to
                              Tem                     present.

                              Director                February 2000 to
                                                      present.

Mallory Smith (54)            Director                February 2000 to
                                                      present.
Charles Brunetti (43)         Director                October 21, 2003 to
                                                      present.

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

BIOGRAPHICAL  INFORMATION  ON  OFFICERS  AND DIRECTORS AND SIGNIFICANT EMPLOYEES

     R. MARK RICHARDS. Mr. Richards became the President and Chief Executive Officer, Pro Tem on October 21, 2003. In addition, Mr. Richards has been a director of the Company since February 2000. Mr. Richards graduated in 1973 from Colorado School of Mines, in Golden Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various management positions, including Director - Business Development and is currently employed at the Rocky Flats Environmental Technology Site, where he has served in various capacities, including Program Manager.

     KRISTI J. KAMPMANN. Ms. Kampmann became the Chief Financial Officer of the Company on October 1, 2003; she has served as the Secretary of the Company since July 1999. In addition, she has served as the Secretary of NanoPierce since February 1998 and the Chief Financial Officer of NanoPierce since October 15, 1999. Ms. Kampmann serves as a manager of Brunetti DEC. Since June 1997, she has been the administrative assistant to the Chief Executive Officer, Chief Financial Officer and the Executive Vice President of Technology & Marketing and paralegal for NanoPierce. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. Ms. Kampmann received a MBA from the University of Colorado, Denver in December 2001.

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

     MALLORY SMITH, CPA. Mr. Smith has been a director of the Company since February 2000. He is currently self-employed as a Certified Public Accountant with six employees. He has a client base of approximately 450 tax clients, 100 monthly small business clients, and 25 business-consulting clients. Mr. Smith graduated from Queens College, New York with a B.S. Major Accounting, Mathematics. He has been a member of the Small Business Finance Company Board since 1983, and served on various other boards over the years.

     CHARLES BRUNETTI. Mr. Brunetti has been a director of the Company since October 21, 2003. He is currently the President and Chief Executive Officer of Brunetti DEC, LLC. Mr. Brunetti has over 20 years experience in business ownership, management and design and initiation of Colorado projects. Mr.
Brunette's career has included opportunities in construction, engineering, environmental and communications in both Colorado and South Dakota, both residential and commercial. Mr. Brunetti holds a BA from Augustana College, in Sioux Falls, South Dakota, a BS from the University of Colorado, Denver and a MS from the Colorado School of Mines.

     PAUL H. METZINGER. Mr. Metzinger served as the President, Chief Executive Officer and as a director of the Company from May 28, 1997 to October 21, 2003. In addition, he serves as the President, Chief Executive Officer and a Director of NanoPierce.

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

ITEM  10.    EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2003 and 2002 (the "Named Executive Officers"):

                                              ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                          ----------------------------------------------------------------------------------------------
                                                                                       AWARDS                   PAYOUTS
                                                                      --------------------------------------------------
NAME & PRINCIPAL   YEAR     SALARY         BONUS       OTHER ANNUAL    RESTRICTED    SECURITIES     LTIP       ALL OTHER
POSITION                     ($)            ($)        COMPENSATION      STOCK       UNDERLYING    PAYOUTS    COMPENSATION
                                                            ($)        AWARDS ($)      OPTIONS       ($)           ($)
                                                                                         (#)
Paul H.             2003  $       -0-  $         -0-  $          -0-          -0-         -0-  $         -0-  $      -0-
Metzinger,          2002  $       -0-  $         -0-  $          -0-          -0-         -0-  $         -0-  $      -0-
Director,
President &
CEO(1)

(1)  Paul  Metzinger  was  elected  President  and  Chief  Executive  Officer on May 28, 1997 he resigned both positions effective  October  20, 2003.  At the request of the Board of Directors, effective May 31, 2003, Mr. Metzinger agreed to forgive  his  past  due  salary  of  $75,000  and  continue to work as the President and Chief Executive Officer without compensation  through  the  date  of  his  resignation.

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

                             OPTION/SAR GRANTS TABLE

     No options were granted during the fiscal years ended September 30, 2003 and 2002.

      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                OPTION/SAR VALUES

   No options were exercised during the fiscal year ended September 30, 2003.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                             AND FISCAL YEAR-END OPTION/SAR VALUES



                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED           IN-THE-MONEY
                                          OPTIONS/SARS AT FISCAL YEAR   OPTIONS/SAR AT FY- END
                                                                                ($)(1)
                                          -----------------------------------------------------
      NAME           SHARES               EXERCISABLE/ UNEXERCISABLE        EXERCISABLE/
      ----          ACQUIRED     VALUE    ---------------------------       UNEXERCISABLE
                       ON      ---------                               ------------------------
                    EXERCISE   REALIZED
                    ---------  ---------
                       (#)        ($)
                    ---------  ---------
Paul H. Metzinger           0          0                    117,500/0  $                   0/0

Charles E. Bauer            0          0                      5,000/0  $                   0/0

Kristi J. Kampmann          0          0                     10,000/0  $                   0/0

Kevin B. Waide              0          0                      5,000/0  $                   0/0

(1)  The  average  of  the  closing  bid  and  asked price of the Common Stock on September 30,
2003($0.31)  was  used  to  calculate  the  option  value.

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

EMPLOYMENT  AGREEMENTS

     On June 1, 2002, the Company entered into an employment agreement (the "Employment Agreement") with Paul H. Metzinger to serve as President and Chief Executive Officer of the Company (an "Employee"). The Employment Agreement was for a period of one year beginning June 1, 2002. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Mr. Metzinger was to receive a base salary of $75,000 for the year conditioned on (1) closing of a $500,000 financing, or (2) closing of a merger or acquisition. Mr. Metzinger's Employment Agreement expired on May 31, 2003. At that time Mr. Metiznger agreed to continue to work as the President and Chief Executive Officer of the Company, without compensation for a period of six months. On October 21, 2003, Mr. Metzinger resigned as the President and Chief Executive Officer of the Company.

     On October 1, 2003, the Company entered into an employment agreement with Kristi J. Kampmann. The Employment Agreement is for a period of 2 years, beginning October 1, 2003. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Ms. Kampmann is to receive an annual gross salary of $60,000 per year.

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

COMPENSATION  PURSUANT  TO  PLANS

     STOCK OPTION PLANS. During the fiscal year ended September 30, 2003, the Company did not grant any options to purchase shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. As of September 30, 2003, 338,850 options are exercisable.

     The Company has one Stock Option Plan titled the Intercell International Corporation 1995 Compensatory Stock Option Plan (the "1995 Plan"). The Company has reserved 10,000,000 shares of common stock for issuance under the 1995 Plan.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Company does not have a compensation committee; all decisions on the compensation of executive officers of the Company are made by the full board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL  OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 2003, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER    NUMBER OF SHARES        % OF
                                                            OUTSTANDING(5)

Paul H. Metzinger, President
Chief Executive Officer and Director
370 Seventeenth Street, Suite 3640
Denver, CO 80202                            1,886,078 (1)       10.88%

Cheri L. Perry
3236 Jellison Street
Wheat Ridge, CO 80033                       1,886,078 (1)       10.88%

Charles E. Bauer, Director
31312 Island Drive
Evergreen, CO 80439                           105,000 (2)        1.05%

Kristi J. Kampmann, Secretary & Chief
Financial Officer
370 17th Street, Suite 3640
Denver, CO 80202                               60,000 (3)        0.60%

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002                                5,000 (4)        0.05%

Mallory Smith, Director
11211 E. Arapahoe Rd, Suite 116
Englewood, CO 80112                            96,910            0.97%

R. Mark Richards
3892 Weld County Road 45
P.O. Box 388
Hudson, CO 80642                                4,313            0.04%

Timothy Solomon
Gemini Investments, Ltd.
Cayman National Building
Elgin Avenue
Grand Cayman Islands
B.W.I.                                        481,394            5.35%

H. Glenn Bagwell, Jr.
Triad Technologies, LLC
3005 Anderson Drive, Suite 294
Raleigh, NC 27609                             515,779            5.73%

All officers and directors as a group
(6 persons)                                 2,152,988 (5)       21.55%


(1) Includes 4,160 shares of common stock owned directly and beneficially by Mr. Metzinger and 1,764,418 shares of common stock and options consisting of 32,500 shares exercisable at $10.00, 85,000 shares exercisable at $7.50, expiring September 30, 2007 owned indirectly and beneficially through his wife. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
(2) Includes 100,000 shares of common stock owned directly and beneficially, and an option for 5,000 shares of common stock exercisable at $7.50 per share, issued September 30, 1997, expiring on September 30, 2007.
(3) Includes 50,000 shares of common stock owned directly and beneficially and options for 2,500 shares of common stock, exercisable at $7.50 per share, expiring on September 30, 2007 and an option for 7,500 shares of common stock, exercisable at $1.00 per share, expiring June 1, 2008.
(4) Includes an option for 5,000 shares of common stock, exercisable at $2.00 per share, expiring February 6, 2008.
(5) Based on 9,071,251 shares of common stock issued and outstanding on September 30, 2003 and assuming exercise of all 338,850 presently exercisable options and exercise of 580,000 outstanding warrants, there would be 9,990,101 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On October 20, 2003, the Company issued Options under the Intercell International Corporation 1995 Compensatory Stock Option Plan to Messrs. Richards and Brunetti and Ms. Kampmann. Each received an option to acquire 500,000 shares at an exercise price of $0.51 per share. Each option provides for a cashless exercise and has a term of 10 years.

     On October 20, 2003, Messrs. Richards, Smith, Waide and Bauer, all officers and directors of the Company, participated in a private equity financing offered by the Company. As part of the financing they purchased restricted common stock of the Company at a purchase price of $0.10 per share with an attached warrant with an exercise price of $0.10 per share, a term of 5 years and each warrant provides for a cashless exercise. See the table set forth below:

                      No. of Common
                      -------------
      Name               Shares      No. of Warrants  Purchase Price
--------------------  -------------  ---------------  ---------------
Dr. Charles E. Bauer        100,000           30,000  $        10,000
R. Mark Richards            200,000           60,000  $        20,000
Mallory Smith               200,000           60,000  $        20,000
Kevin Waide                 100,000           30,000  $        10,000

     On October 1, 2003, as previously mentioned, Kristi Kampmann signed an employment agreement with the Company to serve as the Chief Financial Officer.

     On September 30, 2001, Mr. Metzinger, the President and CEO of the Company signed a Promissory Note in the principal amount of $39,000. The Promissory Note had a term of 1 year and an interest rate of 8% per annum. As of September 30, 2002, the promissory note was extended for a six-month period, due on March 31, 2003. On November 8, 2002 the Company accepted 74,870 restricted shares of common stock of NanoPierce as full payment of the $43,424 due on the note ($39,900 plus accrued interest of $3,524.) The NanoPierce stock was valued at the closing bid price of $0.58 on November 8, 2002.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following documents are filed as a part of this Report.

          Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

     EXHIBIT NO.    DESCRIPTION

        2(3)        Agreement for Purchase of Ownership Interest, dated October
                    20, 2003, by and between, Brunetti DEC, LLC and the Company.
        10.1(1)     1995 Compensatory Stock Option Plan.
        10.2(2)     Employment Agreement, dated June 1, 2002, between Paul H.
                    Metzinger and the Company.
        10.3*       Employment Agreement, dated October 1, 2003, between Kristi
                    J. Kampmann and the Company.
        10.4*       Code of Ethics
        11*         Statement Regarding Computation of Per Share Earnings.
        23*         Consent of Independent Certified Public Accountants
        31*         Certifications pursuant to Section 302 of the Sarbanes-
                    Oxley Act
        32*         Certifications pursuant to Section 906 of the Sarbanes-Oxley
                    Act

*Filed  herewith.

     1. Incorporated by reference to the Company's current Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
     2.   Form 10-KSB for the fiscal year ended September 30, 2002.
     3.   Current Report on Form 8-K, dated October 20, 2003.

          (b)  Reports on Form 8-K:

                    Current Report on Form 8-K, dated October 20, 2003.

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

                                INTERCELL INTERNATIONAL CORPORATION,
                                (A Nevada Corporation)

Date: December 29, 2003         By /s/ R. Mark Richards
                                   ---------------------------------------
                                   R. Mark Richards, Director, Chief Executive
                                   Officer & President, Pro Tem

Date: December 29, 2003         By /s/ Kristi J. Kampmann
                                   ---------------------------------------
                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date: December 29, 2003         By /s/ R. Mark Richards
                                   ---------------------------------------
                                   R. Mark Richards, Director


Date: December 29, 2003         By /s/ Charles Brunetti
                                   ---------------------------------------
                                   Charles Brunetti, Director


Date: December 29, 2003         By /s/ Kevin B. Waide
                                   ---------------------------------------
                                   Kevin B. Waide, Director


Date: December 29, 2003         By /s/ Mallory Smith
                                   ---------------------------------------
                                   Mallory Smith, Director

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

                              FINANCIAL STATEMENTS

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


Page
----

Independent Auditors' Report                                                F-3

Balance Sheet - September 30, 2003                                          F-4

Consolidated Statements of Operations - Years ended
     September 30, 2003 and 2002                                            F-5

Consolidated  Statements  of  Changes  in  Stockholders'
     Equity(Deficit) - Years ended September 30,
     2003 and 2002                                                          F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 2003 and 2002                                            F-8

Notes to Consolidated Financial Statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board  of  Directors
Intercell  International  Corporation

We have audited the accompanying balance sheet of Intercell International Corporation and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity(deficit) and cash flows for each of the years in the two-year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell International Corporation and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



GELFOND  HOCHSTADT  PANGBURN,  P.C.


Denver,  Colorado
December  10,  2003

                        INTERCELL INTERNATIONAL CORPORATION
                                   Balance Sheet
                                September 30, 2003


                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                          $      8,000
  Notes receivable, related parties (Note 5)                               55,000
  Deferred investor relation services (Note 8)                             90,000
                                                                     -------------

       Total assets (all current)                                    $    153,000
                                                                     =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable                                                   $     45,000
  Note payable, related party (Note 7)                                     50,000
  Derivative instruments (Note 4)                                          35,000
                                                                     -------------

      Total liabilities (all current)                                     130,000
                                                                     -------------

Commitments and contingencies (Note 10)

Stockholders' equity (Note 8):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding              -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    9,071,251 shares issued and outstanding                                 9,000
  Additional paid-in capital                                           37,187,000
  Accumulated deficit                                                 (37,173,000)
                                                                     -------------
      Total stockholders' equity                                           23,000
                                                                     -------------

        Total liabilities and stockholders' equity                   $    153,000
                                                                     =============

See accompanying notes to consolidated financial statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended September 30, 2003 and 2002




                                             2003         2002
                                         ------------  -----------
General and administrative expense:
  Consulting expense                     $ ( 130,000)  (1,808,000)
  Other                                    ( 123,000)  (  192,000)
Gain on sale and exchange of affiliate
  stock (Note 4)                              98,000    2,284,000
Unrealized loss on derivative
  instruments (Note 4)                     (   3,000)           -
Interest income                                1,000        4,000
Provision for doubtful note
  receivable (Note 5)                              -   (  250,000)
Equity in losses of affiliate              (  58,000)  (  247,000)
Interest expense                                   -   (    4,000)
                                         ------------  -----------

Net loss                                  (  215,000)  (  213,000)
                                         ------------  -----------

Accretion on series C preferred stock              -   (    1,000)
                                         ------------  -----------

Net loss applicable to common
  stockholders                           $ ( 215,000)  (  214,000)
                                         ============  ===========

Basic and diluted loss per
  share, applicable to common
  stockholders                           $ (    0.02)  (     0.03)
                                         ============  ===========

Weighted average number of common
  shares outstanding:
   Basic and diluted                       8,669,662    8,531,182
                                         ============  ===========

     See  accompanying  notes  to  consolidated  financial  statements.

                                      INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                             Years Ended September 30, 2003 and 2002



                                                                                          Receivable
                                                                                             Under
                                               Warrants                                   Agreement to
                                             and Options                      Additional     Sell                       Total
                             Convertible      to Acquire                        Paid-In    Affiliate    Accumulated  Stockholders'
                           Preferred Stock   Common Stock     Common Stock      Capital      Stock        Deficit   Equity(Deficit)
                         ------------------  ------------  -----------------  -----------  ----------  -------------  ----------
                         Shares    Amount                    Shares   Amount
                         -------  ---------                ---------  ------

Balances,
  October 1, 2001            .2     47,000     1,175,000   8,147,761   8,000   35,556,000   (394,000)   (36,744,000)   (352,000)

Conversion of series C
  preferred stock to
  common stock              (.2)   (48,000)            -     177,125   1,000       47,000          -              -           -

Common stock issued in
  exchange for note
  payable to
  shareholder                 -          -             -     226,365       -       36,000          -              -      36,000

Shares issued for
  services                    -          -             -     100,000       -       57,000          -              -      57,000

Expired warrants              -          -    (1,165,000)          -       -    1,165,000          -              -           -

Reduction in receivable
  under agreement to
  sell affiliate stock        -          -             -           -       -            -    394,000              -     394,000

Accretion on preferred
  stock                       -      1,000             -           -       -            -          -         (1,000)          -

Net loss                      -          -             -           -       -            -          -       (213,000)   (213,000)
                         -------  ---------  ------------  ---------  ------  -----------  ----------  -------------  ----------
Balances,
  September 30, 2002          -   $      -   $    10,000   8,651,251  $9,000  $36,861,000  $       -   $(36,958,000)  $ (78,000)
                         -------  ---------  ------------  ---------  ------  -----------  ----------  -------------  ----------


                                                           (Continued)

                            INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                    Years Ended September 30, 2003 and 2002
                                                  (Continued)



                                Common Stock       Warrants to     Additional                       Total
                             -------------------     Acquire        Paid-In     Accumulated     Stockholders'
                              Shares     Amount    Common Stock     Capital       Deficit     Equity (Deficit)
                             ---------  --------  --------------  -----------  -------------  -----------------

Balances, October 1, 2002    8,651,251  $  9,000         10,000    36,861,000   (36,958,000)           (78,000)

Common stock and warrants
  issued for services,
  including deferred
  investor relations
  services                     420,000         -              -       220,000             -            220,000

Expired warrants                     -         -        (10,000)       10,000             -                  -

Forgiveness of accrued
  payroll owed to
  officer/shareholder
  (Note 8)                           -         -              -        75,000             -             75,000

Contribution of services
  by officer/shareholder
 (Note 8)                            -         -              -         6,000             -              6,000

Contribution of NanoPierce
  shares by directors
  (Note 4)                           -         -              -        15,000             -             15,000

Net loss                             -         -              -             -   (   215,000)        (  215,000)
                             ---------  --------  --------------  -----------  -------------  -----------------

Balances,
  September 30, 2003         9,071,251  $  9,000  $           -   $37,187,000  $(37,173,000)  $         23,000
                             =========  ========  ==============  ===========  =============  =================

     See  accompanying  notes  to  consolidated  financial  statements.

                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                        Years Ended September 30, 2003 and 2002


                                                                2003          2002
                                                            ------------  ------------

Cash flows from operating activities:
 Net loss                                                   $(  215,000)  (   213,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of deferred investor relations services            5,000             -
  Common stock issued for investor relations services           125,000        57,000
  Exchange of affiliate stock for services                            -     1,752,000
  Provision for doubtful note receivable                              -       250,000
  Unrealized loss on derivative instruments                       3,000             -
  Gain on sale and exchange of affiliate stock               (   98,000)  ( 2,284,000)
  Equity in losses of affiliate                                  58,000       247,000
  Changes in operating assets and liabilities:
   Decrease in deposit and other assets                           5,000         4,000
   Decrease in other receivable                                       -         1,000
   Decrease in accounts payable and
     accrued liabilities                                     (    4,000)  (    10,000)
                                                            ------------  ------------
    Net cash used in operating activities                    (  121,000)  (   196,000)
                                                            ------------  ------------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and
   warrants to purchase affiliate stock                         111,000       503,000
 Payment received on related party advances                           -        51,000
 Increase in notes receivable                                (   35,000)  (   250,000)
                                                            ------------  ------------
   Net cash provided by investing activities                     76,000       304,000
                                                            ------------  ------------

Cash flows from financing activities:
 Proceeds from note payable                                      50,000             -
 Payment on note payable to related party                             -    (  128,000)
 Payment on note payable to shareholder                               -    (    8,000)
                                                            ------------  ------------
  Net cash provided by (used in) financing activities            50,000    (  136,000)
                                                            ------------  ------------

Net increase (decrease) in cash and cash equivalents              5,000    (   28,000)

Cash and cash equivalents, beginning of year                      3,000        31,000
                                                            ------------  ------------

Cash and cash equivalents, end of year                      $     8,000         3,000
                                                            ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $         -         4,000
                                                            ============  ============
Supplemental disclosure of non-cash investing and
  financing activities:
Forgiveness of accrued payroll owed to officer/shareholder  $    75,000             -
Contribution of services by officer/shareholder                   6,000             -
Reduction in related party receivable and accrued
  interest in exchange for affiliate common stock                43,000             -
Sale of affiliate common stock for note receivable               20,000             -
Issuance of warrant for deferred investor relation services      95,000             -
Contribution of NanoPierce shares by directors                   15,000             -
Sale of investment in land held for sale in exchange for
  affiliate common stock                                              -       247,000
Conversion of preferred stock to common stock                         -        48,000
Reduction in receivable under agreement to sell affiliate
  stock and related deferred gain                                     -       394,000
Common stock issued in exchange for note payable
  to shareholder                                                      -        36,000
Accretion on preferred stock                                          -         1,000

See  accompanying  notes  to  consolidated  financial  statements.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002


1.     BUSINESS,  BASIS  OF  PRESENTATION,  AND  INVESTMENT  IN  AFFILIATE
       -------------------------------------------------------------------

Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), Particle Interconnect Corp. (Particle) through November 2002, and Arizcan Properties, Ltd. (Arizcan) through October 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Particle is an inactive subsidiary that was dissolved in November 2002. Arizcan was a subsidiary, which owned an investment in land held for sale. In October 2001, Arizcan was sold (Note 6).

Through the fiscal years ended September 30, 2003 and 2002, the Company had no revenue producing operations; however, the Company explored business acquisition opportunities. On October 20, 2003, the Company acquired a 60% membership interest in Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company, for $700,000 cash. In addition, the two founding members of Brunetti each received options (under the Company's stock option plan) exercisable into 500,000 shares of the Company's common stock. The Company financed the acquisition through an October 2003 equity financing, in which the Company raised $1,075,000 in exchange for common stock and warrants (Note 11).

Investment  in  NanoPierce  Technologies,  Inc.

As of September 30, 2003, the Company owns approximately 9.7% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through September 30, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. In connection with a business acquisition subsequent to year end, on October 21, 2003, the Company's President/CEO resigned his positions as President/CEO and as a member of the Board of Directors. (Note 11)

Through September 30, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of NanoPierce. NanoPierce is engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. NanoPierce has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. NanoPierce has not realized any significant revenues through September 30, 2003.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Due to continued operating losses NanoPierce Card Technologies, GmbH (NCT), a wholly-owned German subsidiary of NanoPierce, filed insolvency with the Courts of Munich, Germany. In conjunction with the insolvency filing, management made a decision in April 2003, to discontinue operations at NCT and liquidate NCT, either through the German courts, or through a self-liquidation. In September 2003, the German court rejected the application for insolvency; therefore NCT implemented a plan of self-liquidation as provided by German law.

The Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 14.6% at October 1, 2001 to approximately 11.7% at September 30, 2002, and to approximately 9.7% at September 30, 2003.

The Company's ownership interest in NanoPierce decreased by approximately 0.7% during the fiscal year ended September 30, 2003, due to the Company's sale/exchange of 456,232 shares of NanoPierce in connection with various transactions (Note 4). The decrease in the Company's ownership interest was offset by a 0.2% increase due to the Company receiving 114,870 NanoPierce shares in connection with various transaction (Notes 4 and 5) and a 1.5% decrease due primarily to NanoPierce stock issuances. During the year ended September 30, 2002, the Company's ownership interest in NanoPierce decreased by 32.4% due to the Company's sale/exchange of 2,649,924 shares of NanoPierce in connection with various transactions. The decrease in the Company's ownership interest was offset by a 29.4% increase due to the Company receiving 1,175,000 NanoPierce shares in connection with various transactions. During the years ended September 30, 2003 and 2002, the carrying value of the investment in NanoPierce was reduced to zero by the Company's proportionate share of net losses of NanoPierce ($58,000 in 2003, and $247,000 in 2002).

The summarized unaudited financial position and results of operations of NanoPierce as of September 30, 2003 and for the 12 month periods ended September 30, 2003 and 2002, were as follows:

  Current assets                              $  246,000
                                              ----------

  Long-term assets:
    Intellectual property, patents
      and trademark applications, net            694,000
    Other, net                                   550,000
                                              ----------
                                               1,244,000
                                              ----------

  Total assets                                $1,490,000
                                              ==========

  Total liabilities (all current)             $1,152,000
                                              ----------

  Stockholders' equity                           338,000
                                              ----------

  Total liabilities and stockholders'equity   $1,490,000
                                              ==========

                                        2003         2002
                                    ------------  -----------
                                     (unaudited)  (unaudited)
Revenues                            $    25,000        5,000
Loss from continuing operations     $(2,802,000)  (3,989,000)
Loss from discontinued operations   $(  652,000)  (  762,000)
Net loss                            $(3,454,000)  (4,751,000)

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

At September 30, 2003, the Company owned 6,376,764 shares of NanoPierce common stock and based upon the closing bid price of $0.26 per share, the market value of the Company's investment in NanoPierce common shares at September 30, 2003, was approximately $1,657,000 (of which 300,000 shares with market value of $78,000 are subject to warrant agreements). The Company's investment is subject to various restrictions on the sale and/or exchange of NanoPierce shares owned by the Company, which limits the marketability of this investment.

2  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------------------------------------------------

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

Deferred  Investor  Relations  Services

In September 2003, the Company entered into a one-year contract for investor relation services with a third party. Compensation includes a non-refundable retainer fee, which consists of 420,000 shares of the Company's common stock, valued at $125,000, and a warrant to purchase up to 580,000 shares of the Company's common stock valued at $95,000(Note 8). The non-refundable retainer fee was expensed in September 2003. The deferred portion of investor relation services ($95,000) is being amortized over the one-year term of the agreement as services are performed, of which $5,000 was amortized through September 30, 2003. Terms of the agreement also provide for a financing fee upon a successful financing arranged by the consultant, as defined. This fee is to be 8.5% of gross proceeds, payable in cash or common stock of the Company.

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Derivative  Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

Fair  Value  of  Financial  Instruments

The carrying amounts of cash and cash equivalents and accounts payable approximate fair values due to the short maturities of such instruments. Management is not able to practicably estimate the fair value of the related party notes receivable and related party note payable due to the related party nature of the underlying transactions.

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (338,850 shares at September 30, 2003 and 348,850 shares at September 30, 2002) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Stock-Based  Compensation

SFAS No. 123, Accounting for Stock Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25. No options were granted during the fiscal years ended September 30, 2003 and 2002.

Subsidiary  Equity  Transactions

The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries, which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in connection with these transactions in 2003 or 2002.

Recently  Issued  Accounting  Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, or trust. Or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities, and therefore the adoption of Interpretation No. 46 did not impact have an impact on the Company's results of operations or financial condition.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. This standard established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of Interpretation No. 45 did not impact the Company's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on Ocotober 1, 2002. The adoption of SFAS No. 144 did not have an impact on the results of operations, financial position or cash flows of the Company.

3  BUSINESS  RISK
-----------------

The Company and its affiliate NanoPierce are subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

4  SALE  OF  AFFILIATE  STOCK  AND  WARRANTS  TO  PURCHASE  AFFILIATE  STOCK
----------------------------------------------------------------------------

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

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Affiliate  Stock  Transactions

During the fiscal year ended September 30, 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company and assists the Company from time to time with its financing activities. In exchange for the NanoPierce shares, the Company received a promissory note of $20,000 (Note 5). The closing market price of the NanoPierce common stock on the date of the sale was $0.28 per share (the shares were sold at $0.13 per share, a 50% discount from market, due to the restricted marketability of the shares). The carrying value of the NanoPierce shares held by the Company was $0. As a result, the Company recorded a $20,000 gain on the sale of affiliate stock.

During the fiscal year ended September 30, 2003, the Company sold to unrelated third parties, 200,842 restricted shares of NanoPierce common stock held by the Company for cash of $61,000. The Company sold 166,667 shares for $0.30 per share and sold 34,175 shares for $0.33 per share. The closing market prices of the NanoPierce common stock on the transaction dates was $0.62 and $0.70 per share, respectively. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $61,000.

During the fiscal year ended September 30, 2002, the Company transferred to its directors 80,000 shares of NanoPierce common stock in return for services. During the fiscal year ended September 30, 2003, certain directors returned 40,000 of these shares to the Company. The market values of these shares at the date they were returned was approximately $15,000. This return of the NanoPierce shares was recorded as additional paid in capital.

During the fiscal year ended September 30, 2002, the Company sold 569,924 shares of NanoPierce common stock for cash of $503,000 ($0.88 per share, the market value of the NanoPierce common stock on the date of the transaction). The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $503,000. The Company also exchanged 80,000 shares of NanoPierce for services by the directors of the Company (valued at $112,000 based upon the quoted market price of NanoPierce common stock, $1.39 per share, at the date of grant), and exchanged 2,000,000 shares of NanoPierce in connection with a consulting agreement. The Company also received 845,000 NanoPierce shares in satisfaction of a note receivable and 330,000 NanoPierce shares as consideration for the sale of the Arizcan subsidiary.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Warrants  to  Purchase  Affiliate  Stock

During the fiscal year ended September 30, 2003, the Company sold 100,000 restricted shares of NanoPierce common stock and granted two warrants to purchase up to 300,000 shares of NanoPierce common stock held by the Company, to a third party for $50,000 cash. Each warrant grants the third party the right to purchase up to 150,000 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock at the date of the grant was $0.69 per share. The warrants are exercisable immediately; one warrant expires in October 2004, and one warrant expires in October 2007. The warrants contains cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000, and the 100,000 shares of NanoPierce stock were valued at $18,000. These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value.

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At September 30, 2003, neither warrant had been exercised and the fair value of the derivatives was estimated to be $35,000. As a result, an unrealized loss of $3,000 was recognized during the fiscal year ended September 30, 2003.

In January and April 2002, the Company granted warrants to a third party in exchange for business consulting and advisory services. Under the warrants, the third party had the right to purchase up to 5,000,000 shares of NanoPierce common stock held by the Company at an exercise price of $0.50 and $1.39 per share. The warrants were considered derivative financial instruments and were therefore recorded on the balance sheet at fair value at the dates of the transactions. Changes in the fair value of the warrants were recognized in earnings (loss) of the Company through May 22, 2002, the date the warrants were cancelled. In May 2002, the Company renegotiated the terms of the consulting agreement with the third party discussed above, and on May 22, 2002 the holder agreed to cancel both warrants in exchange for 2,000,000 shares of restricted common stock of NanoPierce held by the Company. Based on the quoted market price of the NanoPierce common stock at the date of the agreement, the NanoPierce shares were valued at $1,640,000, which represents the renegotiated value of the consulting services provided by the third party. The Company also recognized an equivalent gain on exchange of affiliate stock of $1,640,000, which represents the difference between the carrying value of the shares exchanged ($0) and the market value of the shares ($0.82 per share). In connection with the cancellation of the warrants and exchange of 2,000,000 NanoPierce shares, the Company reduced the derivative instrument liability to $0.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

5  NOTES  AND  ADVANCES  RECEIVABLE
-----------------------------------

Related  Party  Receivables

In September 2003, the Company loaned $35,000 to NanoPierce in exchange for a 7% unsecured promissory note, due September 2004. In November 2003, the Company loaned an additional $100,000 to NanoPierce in return for a 7% promissory note, collateralized by an assignment of 51% of the proceeds, if any, that NanoPierce might receive as a result of a pending NanoPierce lawsuit.

In September 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company and assists the Company from time to time with its financing efforts. In exchange for the NanoPierce shares, the Company received a 7% promissory note for $20,000. In October 2003, the note was paid in full.

Prior to October 1, 2001, the Company advanced $51,000 to an officer of the Company. The advances were unsecured, non-interest bearing and were due on demand. The advances were repaid in October 2001.

Prior to October 1, 2001, the Company also loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% promissory note, which was due in September 2002. In November 2002, the Company received 74,870 shares of NanoPierce valued at $43,000 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,000.

Other  Receivable

During the fiscal year ended September 30, 2002, the Company made an unsecured loan of $250,000 to VU Media Duplication, Inc. ("VU Media") in connection with a proposed merger. The Company withdrew from the proposed merger in May 2002. The note is due on demand and bears interest at 8%. Due to uncertainty as to collection, the Company recorded an allowance in 2002, reserving the entire balance. In May 2003, the Company received notice that VU Media had filed for protection under Chapter 11 of the United States Bankruptcy laws.

6  SALE  OF  INVESTMENT  IN  LAND  HELD  FOR  SALE
--------------------------------------------------

During the fiscal year ended September 30, 2002, the Company sold to a shareholder of the Company, all of the common stock of Arizcan, which had an investment in land held for sale with a carrying amount of $247,000, in exchange for 330,000 common shares of NanoPierce. The shares of NanoPierce were valued at $247,000 ($0.75 per share) based on the quoted market price of the NanoPierce common stock at the date of the agreement. No gain or loss was recognized on the transaction.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002

7  NOTES  PAYABLE  -  RELATED  PARTIES
--------------------------------------

In September 2003, a shareholder loaned the Company $50,000 in exchange for a 7% unsecured promissory note, due September 2004. In October 2003, the Company paid the note.

During the fiscal year ended September 30, 2002, the Company owed NanoPierce $128,000 on a 5.75% unsecured promissory note for funds advanced to the Company. The note balance of $128,000 plus accrued interest of $3,000 was paid in March 2002.

During the fiscal year ended September 30, 2002, the Company also paid $10,000 and issued 226,365 shares of the Company's common stock in satisfaction of a $50,000, 10% promissory note.

8  STOCKHOLDERS'  EQUITY  (DEFICIT)
-----------------------------------

Series  C  Preferred  Stock

Prior to October 1, 2001, the Company issued 26.25 shares of no par value Series C Preferred Stock (Series C Preferred Stock) and detachable warrants in a private placement. Each share of Series C Preferred Stock was convertible into common stock at the exchange rate in effect at the time of the conversion, as described in the preferred stock agreements, and was subject to appropriate adjustment for common stock splits, stock dividends, and other similar transactions. The Series C Preferred Stock became subject to automatic conversion in December 1999.

The conversion terms included a beneficial adjustment to the exchange rate equal to the original issue price plus 8% of the original issue price per annum since the issue date. The beneficial adjustment was treated as an accretion on the Series C Preferred Stock. For the year ended September 30, 2002, the amount of accretion was $1,000. The Series C Preferred Stock contained a liquidation preference equal to the original issue price plus 8% of the original issue price per annum to the date of liquidation. Shares of Series C Preferred Stock were not entitled to voting rights.

During the fiscal year ended September 30, 2002, the remaining .2 shares of the Series C Preferred Stock were converted into 177,125 shares of common stock.

Common  stock

In September 2003, the Company issued 420,000 share of restricted common stock and warrants exercisable into 580,000 shares of restricted common stock pursuant to an agreement for investor relation services from a third party. The 420,000 shares of common stock were valued at $125,000 ($0.30 per share, the market value of the common stock on the date of issuance). The warrants have an exercise price of $0.20 per share and expire in 2006. The warrants were valued at $95,000 using the Black-Scholes pricing model. The cost of the warrant is being amortized over a twelve-month period from the date of issuance. During the fiscal year ended September 30, 2003, $130,000 was expensed under the agreement.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Capital  Transactions

In May 2003, an officer/shareholder of the Company forgave $75,000 of accrued salary. This officer/shareholder provided additional services for no compensation through September 30, 2003. These additional services were estimated to be valued at $6,000, which was recorded as expense. The Company has accounted for the forgiveness of accrued salary and additional services rendered as capital transactions, which has resulted in an increase in additional paid in capital.

Stock  Options

The Company has established a Compensatory Stock Option Plan (the Option Plan) and has reserved 10,000,000 shares of common stock for issuance under the Option Plan. Incentive stock options can be granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. Vesting provisions are determined by the board of directors. All stock options expire 10 years from the date of grant.

A  summary  of  the  status  of  the  Option  Plan  is  as  follows:

                                                September 30,
                                           2003               2002
                                    ------------------------------------
                                              Weighted           Weighted
                                               Average           Average
                                              Exercise           Exercise
                                     Shares     Price    Shares   Price
                                    --------  ---------  -------  ------

Outstanding at beginning of year     338,850  $   17.74  338,850  $17.74
Granted                                    -          -        -       -
Forfeited                                  -          -        -       -
Exercised                                  -          -        -       -
                                    --------  ---------  -------  ------
Outstanding at end of year           338,850      17.74  338,850   17.74
                                    ========             =======

Options exercisable at end of year   338,850      17.74  338,850   17.74


The following table summarizes information about stock options outstanding as of September 30, 2003:

          Options Outstanding               Options Exercisable
 Weighted
  Average                 Remaining   Average
 Exercise     Number of  Contractual  Exercise   Number of  Exercise
  Price        Options      Life        Price     Options     Price
------------  ---------  -----------  ---------  ---------  ---------
1.00-10.00      276,000    3.6 years  $    8.24    276,000  $    8.24
15.00-30.00      14,800          3.2      18.60     14,800      18.60
40.00-80.00      48,050          3.4      72.05     48,050      17.74
              ---------  -----------  ---------  ---------  ---------
                338,850          3.6      17.74    338,850      10.04
              =========                          =========

     In October 2003, the Company granted options to officers of the Company to purchase up to a total of 1.5 million shares of common stock. These options have an exercise price of $0.51 per share, a term of 10 years, and provide for cashless exercise.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Warrants

During the year ended September 30, 2003 warrants to purchase 10,000 common shares expired. During the year ended September 30, 2002, warrants to purchase 36,769 common shares expired. The Company has no remaining warrants outstanding at September 30, 2003.

9  INCOME  TAXES
----------------

The Company did not incur income tax expense for the years ended September 30, 2003 and 2002. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                    Years Ended
                                   September 30,
                               --------------------
                                 2003       2002
                               ---------  ---------
Expected income tax benefit    $(73,000)  $(72,000)
State income taxes              ( 8,000)   ( 8,000)
Change in valuation allowance    81,000     80,000
                               ---------  ---------
                               $      -   $      -
                               =========  =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2003 are as follows:

     Deferred tax assets:
       Net operating loss carryforwards  $   1,400,000
     Less valuation allowance             (  1,400,000)
                                         --------------
       Net deferred tax assets           $           -
                                         ==============

As of September 30, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $3,000,000 and a capital loss carryforward of approximately $4,000,000 after giving effect to an ownership change and liquidation of certain subsidiaries. The net operating losses expire from 2004 to 2023. The Company's net operating loss carryforwards are subject to annual limitations which may defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

10  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------

Office  Lease

The Company shares office space with NanoPierce. NanoPierce, which leases the space, paid all of the required lease payments during the 2003 and 2002 fiscal years. The portion of the lease expense allocated to the Company was not material during the 2003 and 2002 fiscal years. In conjunction with the Brunetti acquisition (Note 11) and the increased need for office space, effective November 1, 2003, the Company agreed to pay NanoPierce $3,500 per month (on a month-to-month basis) for the shared office space.

              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

Litigation

The Company, NanoPierce and Louis DiFrancesco, the inventor of the PI Technology, were involved in litigation relating to NanoPierce ownership of its intellectual property and the rights as to who should receive royalty payments from licenses, which were outstanding as of September 3, 1996. In October 2002, NanoPierce, the Company and DiFrancesco signed a settlement agreement to be enforced by Court Order. The Court Order declares NanoPierce owns the entire, exclusive, incontestable ownership, right, title and interest in the Patents. The Court Order further declares Mr. DiFrancesco owns the sole, exclusive, and incontestable right, to receive and collect all royalties and other payment from all licenses outstanding on September 3, 1996. In addition, Mr. DiFrancesco was also granted a limited, two year, non-transferable, with no right to sublease, royalty-bearing license. The Court Order cannot be appealed. In the opinion of management, the ultimate disposition of this matter will not have a material adverse impact on either results of operations, financial position or cash flows of the Company.

11  SUBSEQUENT  EVENTS
----------------------

Equity  Financings

On October 20, 2003, the Company closed on a $1,075,000 private equity financing through the sale of 10,750,000 shares of restricted common stock and warrants exercisable into 3,255,000 shares of the Company's restricted common stock. These warrants have an exercise price of $0.10 per share, a 5-year term, and provide for cashless exercise. Out of the total issuance, 600,000 shares, along with related warrants, were issued to directors of the Company.

Business  Acquisition

With cash raised in the equity financing, on October 20, 2003, the Company acquired a 60% membership interest in Brunetti for $700,000 cash. Brunetti is a Colorado limited liability company that was formed and owned by two individuals unrelated to the Company. In connection with the Company's 60% investment in Brunetti, the two founding members of Brunetti each received (under the Company's stock option plan) an option exercisable for 500,000 shares of the Company's common stock. These options have an exercise price of $0.51 per share, a 10-year term, and provide for cashless exercise.

Brunetti is a Denver, Colorado-based company that provides consulting, design, engineering and constructions services designed to enable and enhance voice, data and video communications through wireless systems. Brunetti provides services primarily to state, municipal and local governments. The acquisition will be accounted for by the purchase method of accounting.

Other  Events

In October 2003, the Company issued warrants to purchase 3,500,000 restricted common shares for cash of $19,000. The warrants, which were issued to third parties and to an individual related to a member of the board of directors, have an exercise price of $0.10 per share and a term of 5 years, the warrants provide for cashless exercise.