Form 10QSB
period 2003-12-31
INTERCELL INTERNATIONAL CORP
filed 2004-02-19
CIK 745655

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

As of February 16, 2004 there were 20,047,038 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format    Yes   X   No
                                                          ---      ---

                       INTERCELL INTERNATIONAL CORPORATION
                                      INDEX


PART  I  -  FINANCIAL  INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

     Independent Accountants' Report                                           1

     Condensed Consolidated Balance Sheet - December 31, 2003                  2

     Condensed Consolidated Statements of Operations and
          Comprehensive Income (Loss) -
          Three months ended December 31, 2003 and 2002                        3

     Condensed Consolidated Statement of Changes in Stockholders'
          Equity - Three months ended December 31, 2003                        4

     Condensed Consolidated Statements of Cash Flows -
          Three months ended December 31, 2003 and 2002                        5

     Notes to Condensed Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis                                  15

Item 3. Controls and Procedures                                               17


PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 18

Item 6. Exhibits and Reports on Form 8-K                                      19

     SIGNATURE                                                                20

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




Board  of  Directors
Intercell  International  Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of December 31, 2003, the related condensed consolidated statements of operations and comprehensive income
(loss) for the three-month periods ended December 31, 2003 and 2002, the condensed consolidated statement of changes in stockholders' equity for the three-month period ended December 31, 2003, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
February 13, 2004

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                       Condensed Consolidated Balance Sheet
                                 December 31, 2003
                                    (Unaudited)


                           Assets
                           ------
Current assets:
  Cash and cash equivalents                                          $    575,000
  Accounts receivable, less allowance
    for doubtful accounts of $33,677                                        3,032
  Notes receivable, related party (Note 5)                                135,000
  Prepaid investor relation services (Note 8)                              65,789
                                                                     -------------
    Total current assets                                                  778,821
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           18,779
  Machinery and construction equipment                                      6,465
  Vehicles                                                                  1,400
                                                                     -------------
                                                                           26,644
  Less accumulated depreciation                                          (  3,168)
                                                                     -------------
                                                                           23,476
                                                                     -------------
Other assets:
  Deposits                                                                  3,167
  Investment securities available for sale (Note 3)                        41,218
  Client contracts and relationships, net of accumulated
    amortization of $34,274 (Note 4)                                      582,726
                                                                     -------------
                                                                          627,111
                                                                     -------------

       Total assets                                                  $  1,429,408
                                                                     =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable                                                   $    221,126
  Accrued liabilities                                                      19,218
  Accrued liabilities, related party                                        5,534
  Lines of credit (Note 6)                                                 14,465
  Derivative instruments (Note 3)                                          33,000
                                                                     -------------

      Total liabilities (all current)                                     293,343
                                                                     -------------

Commitments (Note 7)

Stockholders' equity (Note 8):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding              -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    20,047,038 shares issued and outstanding                               20,047
  Additional paid-in capital                                           38,356,728
  Accumulated other comprehensive income                                   41,218
  Accumulated deficit                                                 (37,281,928)
                                                                     -------------
      Total stockholders' equity                                        1,136,065
                                                                     -------------

        Total liabilities and stockholders' equity                   $  1,429,408
                                                                     =============

See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)


                                                          Three Months Ended
                                                             December 31,
                                                             ------------
                                                           2003         2002
                                                       ------------  ----------

Revenues                                               $    40,676           -
Cost of revenues                                            63,856           -
                                                       ------------  ----------

Gross profit (deficit)                                  (   23,180)          -
                                                       ------------  ----------

General and administrative expense                      (  404,434)  (  51,223)
                                                       ------------  ----------

Loss from operations                                    (  427,614)  (  51,223)
                                                       ------------  ----------

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 3)                               259,195      67,857
  Unrealized gain on derivative
    instruments (Note 3)                                     1,920           -
  Minority interest in loss of subsidiary
   (Note 4)                                                 54,944           -
  Interest income                                            1,934         368
  Equity in losses of affiliate (Note 3)                         -   (  43,424)
  Interest expense                                      (      547)          -
                                                       ------------  ----------
                                                           317,446      24,801
                                                       ------------  ----------

Net loss                                                 ( 110,168)  (  26,422)
                                                       ------------  ----------

Other comprehensive income;
  change in unrealized gain on
    securities available for sale                           41,218           -
                                                       ------------  ----------

Total comprehensive loss                               $ (  68,950)  (  26,422)
                                                       ============  ==========

Basic and diluted net loss per
  share                                                          *           *
                                                       ============  ==========

Weighted average number of common
   shares outstanding                                   17,386,004   8,651,251
                                                       ============  ==========


     *  Less than $(0.01) per share.

See accompanying notes to condensed consolidated financial statements.

                           INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statement of Changes in Stockholders' Equity
                                  Three Months Ended December 31, 2003
                                               (Unaudited)


                                                                Accumulated
                               Common Stock       Additional       Other                        Total
                               ------------         Paid-In    Comprehensive  Accumulated   Stockholders'
                             Shares     Amount      Capital       Income        Deficit        Equity
                           ----------  --------  -------------  -----------  -------------  ------------

Balances, October 1, 2003   9,071,251  $  9,071  $ 37,186,597   $         -  $(37,171,760)  $    23,908

Common stock and warrants
  issued for cash          10,950,000    10,950     1,066,050             -             -     1,077,000

Warrants issued for cash            -         -        19,339             -             -        19,339

Warrant issued in partial
  satisfaction of note
  payable                           -         -        11,661             -             -        11,661

Option issued in
  connection with sale of
  affiliate common stock            -         -        73,107             -             -        73,107

Common stock issued upon
  cashless exercise of
  warrant                      25,787        26   (        26)            -             -             -

Net loss                            -         -             -             -   (   110,168)   (  110,168)

Other comprehensive
  income:
  Change in unrealized
   gain on securities               -         -             -        41,218             -        41,218
                           ----------  --------  -------------  -----------  -------------  ------------
Balances,
  December 31, 2003        20,047,038  $ 20,047  $ 38,356,728   $    41,218  $(37,281,928)  $ 1,136,065
                           ==========  ========  =============  ===========  =============  ============


     See accompanying notes to condensed consolidated financial statements.

                   INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                    Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                                 Three Months Ended
                                                                    December 31,
                                                                    ------------
                                                                 2003          2002
                                                             -------------  -----------

Cash flows from operating activities:
 Net loss                                                    $ (  110,168)  (   26,422)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization expense                                             34,274            -
  Depreciation expense                                              3,168            -
  Amortization of prepaid investor relation service                23,829            -
  Unrealized gain on derivative instruments                    (    1,920)           -
  Gain on sale and exchange of affiliate stock                 (  259,195)  (   67,857)
  Equity in losses of affiliate                                         -       43,424
  Minority interest in subsidiary                              (   54,944)           -
  Changes in operating assets and liabilities, net of
   business acquisition:
   Decrease in accounts receivable                                129,381            -
   Decrease in accounts payable and
     accrued liabilities                                         (330,596)  (   33,368)
                                                             -------------  -----------
    Net cash used in operating activities                        (566,171)  (   84,223)
                                                             -------------  -----------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrant to
   purchase affiliate stock                                       259,195      100,000
 Cash acquired in business acquisition                                960            -
 Increase in notes receivable                                  (  100,000)           -
 Purchase of equipment                                         (    7,104)           -
                                                             -------------  -----------
   Net cash provided by investing activities                      153,051      100,000
                                                             -------------  -----------

Cash flows from financing activities:
 Proceeds from sale of common stock, option and warrants        1,169,446            -
 Payment to minority members                                   (   50,000)           -
 Payments on notes payable and line of credit                  (  139,626)           -
                                                             -------------  -----------
   Net cash provided by financing activities                      979,820            -
                                                             -------------  -----------

Net increase in cash and cash equivalents                         566,700       15,777

Cash and cash equivalents, beginning                                8,300        2,864
                                                             -------------  -----------

Cash and cash equivalents, ending                            $    575,000       18,641
                                                             =============  ===========

Supplemental disclosure of non-cash investing and
  financing activities:
Warrant issued in partial satisfaction of note payable       $     11,661            -
Note receivable satisfied in connection with extinguishment
  of note payable                                                  20,200            -
Increase in investment securities available for sale and
  related unrealized gain                                          41,218            -
Reduction in related party receivable and accrued interest
  in exchange for affiliate common stock                                -       43,424

See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002


1.  Business  and  Basis  of  Presentation
------------------------------------------

The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), and beginning in October 2003, a 60% controlling interest in Brunetti DEC, LLC (Brunetti), a Colorado limited liability company (Note 4). Brunetti is considered to be a reportable segment. During the three months ended December 31, 2003, the net loss incurred by Brunetti exceeded the minority interest in the equity (deficiency) of Brunetti. The excess of losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. It is the Company's opinion that when the interim financial statements are read in conjunction with the September 30, 2003 Annual Report on Form 10-KSB and a Form 8-K/A filed with the Securities and Exchange Commission on January 5, 2004, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

2.  Significant  Accounting  Policies
-------------------------------------

Property  and  equipment

Property and equipment are stated at cost. Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the related assets, which range from five to seven years.

Repairs and maintenance are charged to operations as incurred. Major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Revenue  and  cost  recognition

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, "Revenue Recognition in Financial Statements" in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company recognizes revenue in accordance with SAB 101 and SAB
104. The changes noted in SAB 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

Brunetti follows the percentage-of-completion method of accounting for construction contracts. Accordingly, revenue is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and revenue recognized on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability. Raw materials purchased and stored at the job site are included in costs incurred to date for determining percentage of completion.

Contract costs include all direct material, labor, and subcontract costs. Additionally, an estimate of indirect costs related to contract performance has been provided for. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue and expenses are recognized in the period in which the revisions are determined.

Loss  Per  Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (9,713,850 shares at December 31, 2003 and 338,050 shares at December 31, 2002) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

Stock  Based  Compensation

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the three months ended December 31, 2003 and 2002, respectively, would have changed to the pro forma amounts indicated below:

                                            2003           2002
                                            ----           ----
     Net Loss, as reported              $(   110,168)   (    26,422)
     Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards                    ( 1,100,000)             -
                                        -------------  -------------

     Net loss, pro forma                $( 1,210,168)   (    26,422)
                                        =============  =============
     Net loss per share as reported     $          *              *
     Net loss per share pro forma       $(      0.07)             *

          *  Less  than  $(0.01)  per  share.

The fair value of options granted during the three months ended December 31, 2003 (Note 8) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected dividend yield                                        0%
     Expected stock price volatility                              127%
     Risk-free interest rate                                     1.28%
     Expected life of options                                 6.5 years

No options were granted during the three months ended December 31, 2002.

3.   Investment in NanoPierce Technologies, Inc. and Related Transactions
-------------------------------------------------------------------------

As of December 31, 2003, the Company owns approximately 0.7% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. On October 20, 2003, in connection with the Company's acquisition of Brunetti (Note 4), the Company's previous President/CEO resigned his positions as President/CEO and as a member of the Board of Directors of the Company. Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

During the three months ended December 31, 2003, the Company sold to an unrelated third-party 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock (Note 8) for cash of $332,301. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($259,195) and the option ($73,106), resulting in a gain on the sale of NanoPierce stock of $259,195. As a result of this transaction, the Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 9.65% at October 1, 2003, to approximately 0.7% at December 31, 2003.

At December 31, 2003, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicate that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities in which unrealized gains (losses) are recorded in other comprehensive income.

During the three months ended December 31, 2002, the Company sold to an unrelated third party, 166,667 restricted shares of NanoPierce common stock held by the Company for cash of $50,000. These shares were sold at $0.30 per share. The closing market price of the NanoPierce common stock on the date of the sale was $0.62 per share. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of NanoPierce stock of $50,000.

During the three months ended December 31, 2002, the Company, also sold 100,000 restricted common shares of NanoPierce common stock and granted two warrants to purchase 300,000 shares of NanoPierce common stock held by the Company, to the same third party discussed above, for $50,000 cash. Each warrant grants the third party the right to purchase up to 150,000 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock at the date of the grant was $0.67 per share. The warrants are exercisable immediately; one warrant expires in October 2005 and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder.

These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At December 31, 2003, neither warrant had been exercised and the fair value of the derivatives was estimated to be $33,000.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

4  Business  Acquisition
------------------------

On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti in exchange for a $700,000 cash contribution to Brunetti. In connection with the acquisition, the two founding members of Brunetti each received an option to purchase up to 500,000 shares of the Company's common stock (Note 8). The two founding members entered into 5-year employment agreements with Brunetti and also received a signing bonus of $50,000 each, which has been recorded as general and administrative expense during the period ended December 31, 2003.

Brunetti is a Denver, Colorado-based company that provides consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provides services primarily to state, municipal and local governments in the United States. As a limited liability company, Brunetti is not subject to income taxes. Instead, each member is taxed on its proportionate share of Brunetti's taxable income, or each member deducts its proportionate share of taxable loss.

The acquisition was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. The Company and Brunetti agreed to utilize an acquisition date of October 31, 2003 for accounting purposes.

The preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $617,000 was allocated to client contracts and relationships, which represents management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The client contracts and relationships were assigned a useful life of three years and are being amortized to general and administrative expense. Amortization expense of $34,274 has been recorded for the three months ended December 31, 2003.

The following table reflects the estimated fair value of the assets acquired and the liabilities assumed in the purchase of the 60% controlling interest in Brunetti.

          Assets acquired:
               Accounts receivable                   $      131,985
               Property and equipment                        19,540
               Deposits                                       3,167
               Intangible assets                            617,000

          Liabilities assumed:
               Accounts payable and accrued
                 expenses                               (   525,731)
               Payable to minority members              (    55,534)
               Note payable and lines of credit         (   136,443)
               Minority interest                        (    54,944)
                                                     ---------------

          Net cash acquired                          $  (       960)
                                                     ===============

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

The following table reflects unaudited pro forma results of operations of the Company assuming that the Brunetti acquisition had occurred on October 1, 2003 and 2002, respectively:

                                            Three Months Ended
                                               December 31,
                                            2003          2002
                                        -------------  -----------

     Revenues                          $     171,793      386,305
     Net loss                          $ (   224,715)  (   37,347)
                                        =============  ===========
     Basic and diluted
       net loss per share              $ (      0.02)           *
                                        =============  ===========
     Weighted average shares used
       in per share calculation            9,071,251    8,651,251
                                        =============  ===========

     *Less  than  $(0.01)  per  share.

On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti (Note 9).

5  Related  Party  Receivables
------------------------------

In September 2003, the Company loaned $35,000 to NanoPierce in return for an unsecured, 7% promissory note, due in September 2004. In October 2003, the Company loaned an additional $100,000 to NanoPierce in return for a 7% promissory note, collateralized by an assignment of 51% of the proceeds, if any, that NanoPierce might receive as a result of a pending NanoPierce lawsuit. In January 2004, both promissory notes were paid in full by NanoPierce.

At October 1, 2003, the Company also had a $20,200 unsecured, 7% note receivable from a firm that assists the Company from time to time with its financing efforts. An officer of the firm is related to a member of the Board of Directors of the Company. In October 2003, this note was satisfied in connection with the extinguishment of a note payable(Note 6).

Prior to October 1, 2001, the Company loaned $39,000 to an officer of the Company in exchange for an unsecured, 8% promissory note, which was due in September 2002. In November 2002, the Company received 74,870 shares of NanoPierce common stock valued at $43,424 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of exchange) in satisfaction of the $39,000 promissory note and related accrued interest of $4,424. No gain or loss was recognized on the transaction.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

6   Notes  Payable  and  Lines  of  Credit
------------------------------------------

Note  Payable  -  related  parties

In September 2003, a shareholder loaned the Company $50,000 in return for an unsecured 7% promissory note, due in September 2004. In October 2003, the Company issued warrants to purchase 1,666,074 shares of the Company's common stock in satisfaction of $11,305 of the note balance (Note 8). The Company applied the amount owed on a $20,200 unsecured note receivable in satisfaction of the $20,691 of the note balance. The remaining principal of $18,004 was paid in cash.

Other

At December 31, 2003, Brunetti has lines of credit as follows:


     Line of credit; bearing interest monthly at
     prime plus 2%, principal maturing March 2004,
     with maximum borrowings of $50,000;
     collateralized by accounts receivable and
     equipment                                                 $12,633

     Line of credit; bearing interest monthly at
     prime plus 2%, with maximum borrowings of
     $50,000; collateralized by accounts receivable
     and equipment                                               1,832
                                                               -------
                                                               $14,465
                                                               =======

7  Operating  Lease
-------------------

Brunetti leases office space under an operating lease which expires in January 2009, and which requires a base rent of $4,335 per month. Brunetti is also responsible for certain common area charges based on total charges incurred by the lessor.

8  Stockholders'  Equity
------------------------

Common  Stock

In October 2003, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,255,000 shares of its restricted common stock for cash of $1,075,000. The 10,750,000 shares of common stock were issued at a price of $0.10 per share. The warrants have an exercise price of $0.10 per share, a term of 5 years and provide for cashless exercise.

In October 2003, the Company also issued 200,000 shares of its restricted common stock for cash of $2,000. The 200,000 shares of common stock were issued at a price of $0.01 per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002

Stock  Options

In connection with the Company's sale of NanoPierce common stock in December 2003, the Company issued an option to purchase 2,000,000 shares of the Company's restricted common stock at $0.10 per share. This option, which was valued at $73,107, expires in April 2004.

In October 2003, the Company granted options to purchase up to 1,500,000 shares of common stock to officers/directors of the Company and options to purchase 800,000 shares of common stock to employees of its subsidiary, Brunetti. The options have an exercise price of $0.51 per share (equivalent to the market value of the Company's common stock at the grant date), a term of 10 years, and provide for cashless exercise.

In January 2004, the Company granted options to purchase up to 1,250,000 shares of common stock to officers/directors of the Company and an option to purchase 500,000 shares of common stock to an employee of its subsidiary, Brunetti. These options have an exercise price of $0.41 per share (equivalent to the market value of the Company's common stock at the grant date), a term of 10 years, and provide for cashless exercise.

Warrants

In October 2003, the Company issued warrants to purchase 1,933,926 restricted common shares for cash of $19,339. The warrants were issued for working capital and have an exercise price of $0.10 per share, a term of 5 years, and provide for cashless exercise.

In October 2003, the Company issued warrants to purchase 1,166,074 restricted common shares as partial payment on a $50,000 promissory note. The value of the warrant was estimated to be $11,661. The warrant has an exercise price of $0.10 per share, a term of 5 years, and provides for cashless exercise.

In October 2003, the Company issued warrants to purchase 3,255,000 restricted common shares as part of an equity financing. The warrants have an exercise price of $0.10 per share and a term of 5 years, and provide for cashless exercise.

In September 2003, the Company entered into a one-year contract for investor relation services with a third party. Compensation includes a warrant exercisable into 580,000 shares of the Company's restricted common stock. The warrant has an exercise price of $0.20 per share and expires in 2006. The warrant was valued at approximately $95,000 using the Black-Scholes pricing model. The prepaid expense of $95,000 is being amortized over the one-year term of the agreement, as services are performed, of which $23,829 was expensed during the three months ended December 31, 2003.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2003 and 2002


9   Subsequent  Event
---------------------

On January 30, 2004, the Company acquired the remaining 40% equity interest in its subsidiary, Brunetti, in exchange for a cash contribution of $300,000. The founding members of Brunetti relinquished their remaining 40% interest. In connection with the acquisition, the founding members each received an option to purchase 500,000 shares of the Company's common stock. The acquisition of the remaining 40% interest is to be accounted for as a step acquisition under the purchase method of accounting.

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

RESULTS  OF  OPERATIONS

     On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti DEC, LLC ("Brunetti") for a $700,000 cash contribution to Brunetti. Brunetti is a Denver, Colorado-based company that provides consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provides services primarily to state, municipal and local governments in the United States.

     Revenues for the three months ended December 31, 2003 were $40,676 compared to $0 for the three months ended December 31, 2002. The $40,676 in revenues were generated from technology services by Brunetti. The Company expects to continue to generate revenues in the future through its technology services under existing contracts in place and through current sales efforts at Brunetti.

     Cost of revenues for the three months ended were $63,856 resulting in a gross deficit for the three months ended December 31, 2003 of $(23,180). The gross deficit was due to cost overruns during the period ended December 31, 2003.

     Loss from operations for the three months ended December 31, 2003 was $427,614 compared to $51,223 for the three months ended December 31, 2002. The increase of $376,391 is due to the increase in general and administrative expenses as explained below, and due to the gross deficit of $23,180.

     General and administrative expenses during the three months ended December 31, 2003 were $404,434, compared to $51,223 for the three months ended December 31, 2002. The increase of $353,121 is primarily attributable to an increase in expenses due to the acquisition of Brunetti and the addition of its general and administrative expense to those of the Company.

     The Company recognized gains of $259,195 for the three months ended December 31, 2003 on the sale of NanoPierce common stock, compared to gains of $67,857 for the three months ended December 31, 2002.

     During the three months ended December 31, 2003, the Company sold to an unrelated third-party 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock for cash of $332,301. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($259,195) and the option ($73,107), resulting in a gain on the sale of stock of $259,195.

     During the three months ended December 31, 2003, the Company recognized a net loss of $110,168 compared to a net loss of $26,422 during the three months ended December 31, 2002. The increase of $83,746 is explained by the $353,121 increase in general and administrative expenses as a result of the Brunetti acquisition offset by the $259,195 gain from the sale of the NanoPierce common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In October 2003, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,255,000 shares of its restricted common stock as part of an equity financing for $1,075,000. The 10,750,000 shares of common stock were issued at a price of $0.10 per share. The warrants have an exercise price of $0.10 per share and have a term of 5 years. The warrants provide for cashless exercise.

     During the three months ended December 31, 2003, the Company issued warrants to purchase 1,933,926 restricted common shares for cash of $19,339 to use as working capital. The warrants have an exercise price of $0.10 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the three months ended December 31, 2003, the Company's subsidiary paid, approximately $121,000 on a line of credit and note payable and a $50,000 payable to a minority member.

     Prior to October 1, 2003, the Company entered into an agreement, with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of 2 years. The second warrant of 150,000 shares has a term of 5 years.

     Both warrants provide for cashless exercise of the warrants and are exercisable immediately. The warrants were valued at $32,000 at the date of the issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At December 31, 2003, the fair value of the derivatives was estimated to be $33,000.

     During the three months ended December 31, 2003, the Company acquired a 60% equity interest in Brunetti DEC, LLC in exchange for a $700,000 in cash contribution to Brunetti. The preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $617,000 was allocated to client contracts and relationships, which represents management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The client contracts and relationships were assigned a useful life of three years and are being amortized to general and administrative expense. Amortization expense of $34,274 has been recorded for the three months ended December 31, 2003.

PLAN  OF  OPERATIONS

     As of December 31, 2003, the Company owns approximately 0.70% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. At December 31, 2003, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicate that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares not subject to underlying warrants to the method of accounting prescribed by SFAS No. 115, "Instruments in Debt and Equity Securities". The Company has classified its investment in NanoPierce as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At December 31, 2003, the Company owns 164,870 shares of NanoPierce common stock that are tradeable, and based upon the closing bid price of $0.25 per share, the market value of the NanoPierce common shares at December 31, 2003, was approximately $41,218. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the period of October 1, 2003 to December 31, 2003 the Company made the following issuances of its securities:

     (a) The Company sold 10,750,000 shares of its restricted common stock to a class of investors which included directors of the Company, various family members and friends of officers and directors of the Company, business associates and professional colleagues of various members of management of the Company, all of who are sophisticated investors and who have an extensive investment history. In addition, many are accredited investors. The 10,750,000 shares were sold at a price of $0.10 per share for a total purchase price of $1,075,000. In connection with the purchase of the common stock, warrants to purchase 3,255,000 shares of the Company's restricted common stock were issued to the purchasers of the 10,750,000 shares of restricted common stock. The warrants have an exercise price of $0.10 per share, a term of 5 years and provide for cashless exercise.

     (b) The Company issued warrants to purchase 3,100,000 shares of the Company's restricted common stock to a class of investors which included friends and family members of the officers and directors of the Company and business associations of various members of management of the Company. The warrants were issued in return for cash and as payment on a promissory note. The warrants have an exercise price of $0.01 per share, a term of 5 years and provide for cashless exercise.

     (c) The Company sold 200,000 restricted common shares to a purchaser who is a business associate of management of the Company. The shares were sold at $0.01 per share for a total purchase price of $2,000.

     (d) The Company issued 25,787 restricted common shares on the cashless exercise of a warrant to an investor of the Company.

Exemption  From  Registration  Claimed

     All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and investors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following is a complete list of exhibits field as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

          Exhibit 11            Computation  of  Net  Loss  Per  Share

          Exhibit 31.1 & 31.2   Certification Pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002

          Exhibit 32.1 & 32.2   Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002


     (b) REPORTS ON FORM 8-K. The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

          - Current Report on Form 8-K, dated October 20, 2003, filed with the Securities and Exchange Commission on October 22, 2003 (Regarding the acquisition of 60% equity interest in Brunetti DEC, LLC by the Company).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERCELL INTERNATIONAL

                                               CORPORATION

                                         (REGISTRANT)


Date: February 17, 2004                  /s/ Charles L. Brunetti
                                         ---------------------------------

                                           Charles L. Brunetti,

                                             Chief Executive Officer


                                         /s/ Kristi J. Kampmann
                                         ---------------------------------

                                           Kristi J. Kampmann,

                                             Chief Financial Officer