Form 10QSB
period 2004-03-31
INTERCELL INTERNATIONAL CORP
filed 2004-05-21
CIK 745655

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March  31,  2004

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

As of May 20, 2004 there were 22,047,038 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format   Yes        No   X
                                                         ---       ---

                       INTERCELL INTERNATIONAL CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements                                    Page
                                                                           ----

     Independent Accountants' Report                                          1

     Condensed Consolidated Balance Sheet -March 31, 2004                     2

     Condensed Consolidated Statements of Operations and
          Comprehensive Loss -
          Six and three months ended March 31, 2004 and 2003                  3

     Condensed Consolidated Statement of Changes in Stockholders'
          Equity - Six months ended March 31, 2004                            4

     Condensed Consolidated Statements of Cash Flows -
          Six and three months ended March 31, 2004 and 2003                  5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis                                15

Item 3.  Controls and Procedures                                             18


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                               18

Item 6.  Exhibits and Reports on Form 8-K                                    19

     SIGNATURES                                                              20

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of March 31, 2004, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended March 31, 2004 and 2003, the condensed consolidated statement of changes in stockholders' equity for the six-month period ended March 31, 2004, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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



GELFOND HOCHSTADT PANGBURN, P.C.


Denver,  Colorado
May  17,  2004

                INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                       Condensed Consolidated Balance Sheet
                                  March 31, 2004
                                    (Unaudited)


                              Assets
                              ------

Current assets:
  Cash and cash equivalents                                          $    380,654
  Accounts receivable, less allowance
    for doubtful accounts of $35,000                                       57,672
  Prepaid investor relation services (Note 8)                              42,219
                                                                     -------------
    Total current assets                                                  480,545
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           27,374
  Machinery and construction equipment                                      6,465
  Vehicles                                                                  1,400
                                                                     -------------
                                                                           35,239
  Less accumulated depreciation                                           (11,439)
                                                                     -------------
                                                                           23,800
                                                                     -------------
Other assets:
  Deposits                                                                  3,167
  Investment securities available for sale (Note 3)                        56,056
  Client contracts and relationships, net of accumulated
    amortization of $85,690 (Note 4)                                      531,310
                                                                     -------------
                                                                          590,533
                                                                     -------------

       Total assets                                                  $  1,094,878
                                                                     =============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable                                                   $    147,446
  Accrued liabilities                                                      17,688
  Accrued liabilities, related party                                        5,534
  Line of credit (Note 6)                                                  15,669
  Derivative instruments (Note 3)                                          41,850
                                                                     -------------

      Total liabilities (all current)                                     228,187
                                                                     -------------

Commitments (Note 7)

Stockholders' equity (Note 8):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding              -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    20,047,038 shares issued and outstanding                               20,047
  Common stock to be issued                                               110,000
  Additional paid-in capital                                           38,357,228
  Accumulated other comprehensive income                                   56,056
  Accumulated deficit                                                 (37,676,640)
                                                                     -------------
      Total stockholders' equity                                          866,691
                                                                     -------------

        Total liabilities and stockholders' equity                   $  1,094,878
                                                                     =============

See accompanying notes to condensed consolidated financial statements.

                     INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
           Condensed Consolidated Statements of Operations and Comprehensive Loss
                                        (Unaudited)

                                             Three Months Ended       Six Months Ended
                                          ------------------------  -----------------------
                                                  March 31,                March 31,
                                          ------------------------  -----------------------

                                              2004         2003        2004         2003
                                          ------------  ----------  -----------  ----------

Revenues                                  $    59,968           -      100,644           -
Cost of revenues                               19,612           -       83,468           -
                                          ------------  ----------  -----------  ----------

Gross profit                                   40,356           -       17,176           -
                                          ------------  ----------  -----------  ----------

General and administrative expense           (427,058)    (41,594)    (831,492)    (92,452)
                                          ------------  ----------  -----------  ----------

Loss from operations                         (386,702)    (41,594)    (814,316)    (92,452)
                                          ------------  ----------  -----------  ----------

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 3)                        -      18,668      259,195      86,525
  Unrealized (loss)gain on derivative
    instruments (Note 3)                       (8,850)     18,500       (6,930)     19,000
  Minority interest in loss of
    subsidiary (Note 4)                             -           -       54,944           -
  Interest income                               1,178           -        3,114           -
  Equity in losses of affiliate (Note 3)            -      (7,500)           -     (50,924)
  Interest expense                               (340)          -         (887)         (-)
                                          ------------  ----------  -----------  ----------
                                               (8,012)     29,668      309,436      54,601
                                          ------------  ----------  -----------  ----------

Net loss                                     (394,714)    (11,926)    (504,880)    (37,851)
                                          ------------  ----------  -----------  ----------

Other comprehensive income;
  change in unrealized gain on
    securities available for sale              14,838           -       56,056           -
                                          ------------  ----------  -----------  ----------

Total comprehensive loss                  $  (379,876)    (11,926)    (448,824)    (37,851)
                                          ============  ==========  ===========  ==========

Basic and diluted net loss per
  share                                   $     (0.02)          *        (0.03)          *
                                          ============  ==========  ===========  ==========

Weighted average number of common
   shares outstanding                      20,047,038   8,651,251   19,296,682   8,651,251
                                          ============  ==========  ===========  ==========

               * Less than $(0.01) per share.


     See accompanying notes to condensed consolidated financial statements.

                                     INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             Condensed Consolidated Statement of Changes in Stockholders' Equity
                                               Six Months Ended March 31, 2004
                                                         (Unaudited)

                                                                               Accumulated
                               Common Stock                      Additional       Other                           Total
                           -------------------  Common Stock      Paid-In     Comprehensive    Accumulated    Stockholders'
                             Shares    Amount   To Be Issued      Capital         Income         Deficit         Equity
                           ----------  -------  -------------  -------------  --------------  -------------  ---------------

Balances, October 1, 2003   9,071,251  $ 9,071  $           -  $ 37,186,597   $            -  $(37,171,760)  $       23,908

Common stock and warrants
  issued for cash          10,950,000   10,950              -     1,066,050                -             -        1,077,000

Warrants issued for cash            -        -              -        19,839                -             -           19,839

Warrant issued in partial
  satisfaction of note
  payable                           -        -              -        11,661                -             -           11,661

Option issued in
  connection with sale of
  affiliate common stock            -        -              -        73,107                -             -           73,107

Common stock to be issued           -        -        110,000             -                -             -          110,000

Common stock issued upon
  cashless exercise of
  warrant                      25,787       26              -           (26)               -             -                -

Net loss                            -        -              -             -                -      (504,880)        (504,880)

Other comprehensive
  income:
  Change in unrealized
   gain on securities               -        -              -             -           56,056             -           56,056
                           ----------  -------  -------------  -------------  --------------  -------------  ---------------
Balances,
  March 31, 2004           20,047,038  $20,047  $     110,000  $ 38,357,228   $       56,056  $(37,676,640)  $      866,691
                           ==========  =======  =============  =============  ==============  =============  ===============


                         See accompanying notes to condensed consolidated financial statements.

                 INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                Six Months Ended
                                                                    March31,
                                                             ----------------------

                                                                2004        2003
                                                             -----------  ---------

Cash flows from operating activities:
 Net loss                                                    $ (504,880)   (37,851)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization expense                                           85,690          -
  Depreciation expense                                            8,271          -
  Amortization of prepaid investor relation services             47,399          -
  Unrealized loss (gain) on derivative instruments                6,930    (19,000)
  Gain on sale and exchange of affiliate stock                 (259,195)   (86,525)
  Equity in losses of affiliate                                       -     50,924
  Minority interest in subsidiary                               (54,944)         -
  Changes in operating assets and liabilities, net of
   business acquisition:
   Decrease in accounts receivable                               74,742          -
   Decrease in accounts payable and
     accrued liabilities                                       (405,316)    (7,532)
                                                             -----------  ---------
    Net cash used in operating activities                    (1,001,303)   (99,984)
                                                             -----------  ---------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrant to
   purchase affiliate stock                                     259,195    111,000
 Payment of notes receivable                                    135,000
 Cash acquired in business acquisition                              960          -
 Increase in notes receivable                                  (100,000)         -
 Purchase of equipment                                          (12,530)         -
                                                             -----------  ---------
   Net cash provided by investing activities                    282,625    111,000
                                                             -----------  ---------

Cash flows from financing activities:
 Proceeds from sale of common stock, option and warrants      1,279,946          -
 Payment to minority members                                    (50,000)         -
 Payments on notes payable and line of credit                  (138,914)         -
                                                             -----------  ---------
   Net cash provided by financing activities                  1,091,032          -
                                                             -----------  ---------

Net increase in cash and cash equivalents                       372,354     11,016

Cash and cash equivalents, beginning                              8,300      2,864
                                                             -----------  ---------

Cash and cash equivalents, ending                            $  380,654     13,880
                                                             ===========  =========

Supplemental disclosure of non-cash investing and
  financing activities:
Warrant issued in partial satisfaction of note payable       $   11,661          -
Note receivable satisfied in connection with extinguishment
  of note payable                                                20,200          -
Increase in investment securities available for sale and
  related unrealized gain                                        56,056          -
Reduction in related party receivable and accrued interest
  in exchange for affiliate common stock                              -     43,424

     See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                  (Unaudited)


1.  Business  and  Basis  of  Presentation
------------------------------------------

The accompanying condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), and beginning in October 2003, a 60% controlling interest in Brunetti DEC, LLC (Brunetti), a Colorado limited liability company. On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti (Note 4). During the three months ended December 31, 2003 and through January 30, 2004, the net loss incurred by Brunetti exceeded the minority interest in the equity (deficiency) of Brunetti. The excess of losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. It is the Company's opinion that when the interim financial statements are read in conjunction with the September 30, 2003 Annual Report on Form 10-KSB and a Form 8-K/A filed with the Securities and Exchange Commission
(SEC) on January 5, 2004, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

Revenue and cost recognition

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, "Revenue Recognition in Financial Statements" in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company recognizes revenue in accordance with SAB 101 and SAB 104. The changes noted in SAB 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

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

Contract costs include all direct material, labor, and subcontract costs. Additionally, an estimate of indirect costs related to contract performance has been provided for. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue. Expenses are recognized in the period in which the revisions are determined.

Loss Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (14,163,850 shares at March 31, 2004 and 338,050 shares at March 31, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the six months ended March 31, 2004 and 2003, respectively, would have changed to the pro forma amounts indicated below:

                                            2004        2003
                                        ------------  --------
     Net loss, as reported              $  (504,880)  (37,851)
     Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards                    (1,667,000)        -
                                        ------------  --------

     Net loss, pro forma                $(2,171,880)  (37,851)
                                        ============  ========
     Net loss per share, as reported    $     (0.03)        *
     Net loss per share, pro forma      $     (0.11)        *

          * Less than $(0.01) per share.

The fair value of options granted during the six months ended March 31, 2004 (Note 8) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected  dividend  yield                            0%
     Expected  stock  price  volatility             93%-127%
     Risk-free  interest  rate                   1.28%-3.73%
     Expected  life  of  options                   6.5 years

No options were granted during the six months ended March 31, 2003.

3.   Investment in NanoPierce Technologies, Inc. and Related Transactions
-------------------------------------------------------------------------

As of March 31, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. On October 20, 2003, in connection with the Company's acquisition of Brunetti (Note 4), the Company's previous President/CEO resigned his positions as President/CEO and as a member of the Board of Directors of the Company. Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

In December 2003, the Company sold to an unrelated third-party 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock (Note 8) for cash of $332,302. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($259,195) and the option ($73,107), resulting in a gain on the sale of NanoPierce stock of $259,195. As a result of this transaction, the Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 9.65% at October 1, 2003, to approximately 0.7% at December 31, 2003.

At March 31, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). The Company did not sell any available for sale securities during the six months ended March 31, 2004.

During the six months ended March 31, 2003, the Company sold to an unrelated third party, 166,667 restricted shares of NanoPierce common stock held by the Company for cash of $50,000. These shares were sold at $0.30 per share. The closing market price of the NanoPierce common stock on the date of the sale was $0.62 per share. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of NanoPierce stock of $50,000.

During the six months ended March 31, 2003, the Company, also sold 100,000 restricted common shares of NanoPierce common stock and granted two warrants to purchase 300,000 shares of NanoPierce common stock held by the Company, to the same third party discussed above, for $50,000 cash. Each warrant grants the third party the right to purchase up to 150,000 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock at the date of the grant was $0.67 per share. The warrants are exercisable immediately; one warrant expires in October 2005 and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder.

These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At March 31, 2004, neither warrant had been exercised and the fair value of the derivatives was estimated to be $41,850.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

4  Business  Acquisition
------------------------

On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti in exchange for a $700,000 cash contribution to Brunetti. In connection with the acquisition, the two founding members of Brunetti each received an option to purchase up to 500,000 shares of the Company's common stock (Note 8). The two founding members entered into 5-year employment agreements with Brunetti and also received a signing bonus of $50,000 each, which was recorded as general and administrative expense in October 2003.

On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti in exchange for a $300,000 cash contribution to Brunetti. In connection with this acquisition, the two founding members of Brunetti each received an additional option to purchase up to 500,000 shares of the Company's common stock (Note 8), and they each received a cash payment of $10,000, which was recorded as general and administrative expense in January 2004.

Brunetti is a Denver, Colorado-based company that provides consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provides services primarily to state, municipal and local governments in the United States. As a limited liability company, Brunetti is not subject to income taxes. Instead, each member is taxed on its proportionate share of Brunetti's taxable income or each member deducts its proportionate share of taxable loss.

The acquisition of Brunetti was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. The Company and Brunetti agreed to utilize an acquisition date of October 31, 2003 and January 31, 2004 for accounting purposes.

The preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $617,000 was allocated to client contracts and relationships, which represents management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The client contracts and relationships were assigned a useful life of three years and are being amortized to general and administrative expense. Amortization expense of $85,690 has been recorded for the six months ended March 31, 2004.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

The following table reflects the estimated fair value of the assets acquired and the liabilities assumed in the purchase of the 60% controlling interest in Brunetti. The acquisition of the 40% minority interest in January 2004 did not affect the allocation.

Assets acquired:
     Accounts receivable               $ 131,985
     Property and equipment               19,540
     Deposits                              3,167
     Intangible assets                   617,000

Liabilities assumed:
     Accounts payable and accrued
       expenses                         (525,731)
     Payable to minority members         (55,534)
     Note payable and lines of credit   (136,443)
     Minority interest                   (54,944)
                                       ----------

Net cash acquired                      $    (960)
                                       ==========

The following table reflects unaudited pro forma results of operations of the Company assuming that the Brunetti acquisition had occurred on October 1, 2003 and 2002, respectively:

                                   Six Months Ended
                                       March 31,
                                   2004        2003
                              ------------  ----------

Revenues                      $   231,761     481,546
Net loss                      $  (620,127)    (99,048)
                              ============  ==========
Basic and diluted
  net loss per share          $     (0.03)      (0.01)
                              ============  ==========
Weighted average shares used
  in per share calculation     19,296,682   8,651,251
                              ============  ==========

     *Less than $(0.01) per share.

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

At October 1, 2003, the Company also had a $20,200 unsecured, 7% note receivable from a firm that assists the Company from time to time with its financing efforts. An officer of the firm is related to a member of the Board of Directors of the Company. In October 2003, this note was satisfied in connection with the extinguishment of a note payable (Note 6).

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

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

6   Note  Payable  and  Line  of  Credit
----------------------------------------

Note Payable - related parties

In September 2003, a shareholder loaned the Company $50,000 in return for an unsecured 7% promissory note, due in September 2004. In October 2003, the Company issued warrants to purchase 1,666,074 shares of the Company's common stock in satisfaction of $11,305 of the note balance (Note 8). The Company applied the amount owed on a $20,200 unsecured note receivable in satisfaction of $20,691 of the note balance. The remaining principal of $18,004 was paid in cash.

Line of Credit

At March 31, 2004, Brunetti has available a $50,000 line of credit that bears interest monthly at prime plus 2%, and that is collateralized by accounts receivable and equipment. The amount due under this line of credit at March 31, 2004 is $15,669.

7  Operating  Lease
-------------------

Brunetti leases office space under an operating lease which expires in January 2009, and which requires a base rent of $4,335 per month. Brunetti is also responsible for certain common area charges based on total charges incurred by the lessor.

8  Stockholders'  Equity
------------------------

Common  Stock

In November 2003, the Company issued 25,787 shares of its restricted common stock as a result of the cashless exercise of a warrant.

In October 2003, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,255,000 shares of its restricted common stock for cash of $1,075,000. The warrants have an exercise price of $0.10 per share, a term of 5 years and provide for cashless exercise.

In October 2003, the Company also issued 200,000 shares of its restricted common stock for cash of $2,000 to an investor in exchange for certain warrants previously issued to this investor.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

Stock  Options

In connection with the Company's sale of NanoPierce common stock in December 2003, the Company issued an option to purchase 2,000,000 shares of the Company's restricted common stock at $0.10 per share. This option, which was valued at $73,107, was exercised in April 2004. Prior to March 31, 2004, the Company received $110,000 cash to be applied towards the exercise of the option. On April 1, 2004, the Company received the remaining $90,000 cash and at that time, issued 2,000,000 shares of its restricted common stock. At March 31, 2004, the Company has recorded common stock to be issued of $110,000.

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

In October 2003, the Company issued a warrant to purchase 1,166,074 restricted common shares as partial payment on a $50,000 promissory note. The value of the warrant was estimated to be $ 11,661. The warrant has an exercise price of $0.10 per share, a term of 5 years, and provides for cashless exercise.

In October 2003, the Company issued warrants to purchase 3,255,000 restricted common shares as part of an equity financing. The warrants have an exercise price of $0.10 per share, a term of 5 years, and provide for cashless exercise.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

In September 2003, the Company entered into a one-year contract for investor relation services with a third party. Compensation includes a warrant exercisable into 580,000 shares of the Company's restricted common stock. The warrant, which is fully vested, exercisable and non-forfeitable upon issuance, has an exercise price of $0.20 per share and expires in 2006. The warrant was valued at approximately $95,000 using the Black-Scholes pricing model. The prepaid expense of $95,000 is being amortized over the one-year term of the agreement, as services are performed, of which $47,399 was expensed during the six months ended March 31, 2004.

In February 2004, the Company issued warrants exercisable into 700,000 shares of the Company's restricted common stock. The warrants have an exercise price of $0.25 per share and expire in February 2009. The warrants were purchased by an unrelated third party for $500 cash.

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

RESULTS OF OPERATIONS

     On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti for a $700,000 cash contribution to Brunetti. On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti for a $300,000 cash contribution to Brunetti. Brunetti is a Denver, Colorado-based company that provides consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provides services primarily to state, municipal and local governments in the United States.

     Revenues for the six months ended March 31, 2004 were $100,644 compared to $0 for the six months ended March 31, 2003 ($59,968 and $0 for the three months ended March 31, 2004 and 2003, respectively). The $100,644 in revenues were generated from technology services by Brunetti. The Company expects to continue to generate revenues in the future through its technology services under existing contracts in place and through current sales efforts at Brunetti.

     Cost  of  revenues  for  the  six months ended March 31, 2004, were $83,468 resulting in a gross profit for the six months ended March 31, 2004 of $17,176 (cost of revenues of $19,612 resulting in a gross profit of $40,356 for the three months ended March 31, 2004).

     Loss from operations for the six months ended March 31, 2004 was $814,316 compared to $92,452 for the six months ended March 31, 2003 ($386,702 and $41,594 for the three months ended March 31, 2004 and 2003, respectively). The increase of $721,864 for the six months ended March 31, 2004 and $345,108 for the three months ended March 31, 2004, is due to the increase in general and administrative expenses as explained below.

     General and administrative expenses during the six months ended March 31, 2004 were $831,492, compared to $92,452 for the six months ended March 31, 2003 ($427,058 and $41,594 for the three months ended March 31, 2004 and 2003, respectively). The increase of $739,040 is primarily attributable to the consolidation of Brunetti beginning in October 2003 and its related expenses. Brunetti general and administrative expenses, included in the Company's consolidated statements of operations were $591,320 for the six months ended March 31, 2004 and $277,216 for the three months ended March 31, 2004. Brunetti's general and administrative expenses primarily consist of payroll expense of $404,884 for the six months ended March 31, 2004 ($184,496 for the three months ended March 31, 2004), travel expenses of $53,008 for the six months ended March 31, 2004 ($28,698 for the three months ended March 31, 2004), and legal and accounting expenses of $24,606 for the six months ended March 31, 2004 ($16,429 for the three months ended March 31, 2004).

     The Company recognized gains of $259,195 for the six months ended March 31, 2004 on the sale of NanoPierce common stock, compared to gains of $86,525 for the six months ended March 31, 2003 ($0 and $18,668 for the three months ended March 31, 2004 and 2003, respectively).

     During the six months ended March 31, 2004, the Company sold to an unrelated third-party 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock for cash of $332,302. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($259,195) and the option ($73,107), resulting in a gain on the sale of stock of $259,195.

     During the six months ended March 31, 2004, the Company recognized a net loss of $504,880 compared to a net loss of $37,851 during the six months ended March 31, 2003 ($394,714 and $11,926 for the three months ended March 31, 2004 and 2003, respectively). The increase of $467,029 is explained by the $739,040 increase in general and administrative expenses as a result of the Brunetti acquisition offset by the $259,195 gain from the sale of the NanoPierce common stock.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended March 31, 2004, the Company received $110,000 in cash as a portion of the payment for the exercise of an option exercisable into 2,000,000 shares of its restricted common stock. In April 2004, the Company received the remaining $90,000 of the payment and therefore, the Company issued 2,000,000 shares of its restricted common stock. The Company received a total of $200,000 for the exercise.

     During the six months ended March 31, 2004, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,255,000 shares of its restricted common stock as part of an equity financing for $1,075,000. The warrants have an exercise price of $0.10 per share and have a term of 5 years. The warrants provide for cashless exercise.

     During the six months ended March 31, 2004, the Company issued warrants to purchase 1,933,926 restricted common shares for cash of $19,339 to use as working capital. The warrants have an exercise price of $0.10 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the six months ended March 31, 2004, the Company issued warrants to purchase 500,000 restricted common shares for cash of $500 to use as working capital. The warrants have an exercise price of $0.25 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the six months ended March 31, 2004, the Company's subsidiary paid $140,000 on a line of credit and note payable and paid $50,000 to a minority member.

     During the six months ended March 31, 2003, the Company entered into an agreement with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of 2 years. The second warrant of 150,000 shares has a term of 5 years.

     Both warrants provide for cashless exercise of the warrants and are exercisable immediately. The warrants were valued at $32,000 at the date of the issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2004, the fair value of the derivatives was estimated to be $56,250.

     During the six months ended March 31, 2004, the Company acquired 100% equity interest in Brunetti; 60% equity interest in Brunetti was acquired in exchange for a $700,000 in cash contribution to Brunetti in October 2003, and the remaining 40% equity interest was acquired in exchange for a $300,000 cash contribution to Brunetti in January 2004. The allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $617,000 was allocated to client contracts and relationships, which represents management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The client contracts and relationships were assigned a useful life of three years and are being amortized to general and administrative expense. Amortization expense of $85,690 has been recorded for the six months ended March 31, 2004.

PLAN OF OPERATIONS

     As of March 31, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. At March 31, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicate that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares not subject to underlying warrants to the method of accounting prescribed by SFAS No. 115, "Instruments in Debt and Equity Securities". The Company has classified its investment in NanoPierce as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At March 31,
2004, the Company owns 164,870 shares of NanoPierce common stock that are tradeable, and based upon the closing bid price of $0.34 per share, the market value of the NanoPierce common shares at March 31, 2004, was approximately $56,000. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

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



                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the period of October 1, 2003 to March 31, 2004 the Company made the following issuances of its securities:


     (a) The Company issued warrants to purchase 700,000 shares of the Company's restricted common stock to a business associate of the Company. The warrant was issued in exchange for cash. The warrants have an exercise price of $0.25 per share, a term of 5 years and provide for cashless exercise.

     (b) The Company issued an option to purchase 2,000,000 restricted common shares to a purchaser who is a business associate of the Company. The option was issued in exchange for cash. The option has an exercise price of $0.10 per share and was exercised on April 1, 2004.

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

          Exhibit  11  Computation  of  Net  Loss  Per  Share

          Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

          - Amendment to Current Report on Form 8-K, dated October 21, 2004, filed with the Securities and Exchange Commission on January 5, 2004 (Regarding the pro forma financial statements in connection with the acquisition of 60% equity interest in Brunetti DEC, LLC by the Company).

          - Current Report on Form 8-K, dated January 30, 2004, filed with the Securities and Exchange Commission on February 4, 2004(Regarding the acquisition of 40% equity interest in Brunetti DEC, LLC by the Company).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERCELL INTERNATIONAL CORPORATION
                                         (REGISTRANT)

Date: May 20, 2004            /s/ Charles L. Brunetti
                              --------------------------------------------------
                              Charles L. Brunetti,
                                   Chief Executive Officer


                              /s/ Kristi J. Kampmann
                              --------------------------------------------------
                              Kristi J. Kampmann,
                                   Chief Financial Officer