Form 10QSB
period 2004-06-30
INTERCELL INTERNATIONAL CORP
filed 2004-08-18
CIK 745655

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

                                       OR

[_] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2004 there were 22,140,788 shares of the registrant's sole class of common shares outstanding.

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

     Report  of  Independent  Registered  Public  Accounting  Firm             1

     Condensed  Consolidated  Balance  Sheet  -June  30,  2004                 2

     Condensed  Consolidated  Statements  of  Operations  and
          Comprehensive  Loss  -
          Nine and three months ended June 30, 2004 and 2003                   3

     Condensed  Consolidated  Statement  of  Changes  in  Stockholders'
          Equity  -  Nine  months  ended  June  30,  2004                      4

     Condensed  Consolidated  Statements  of  Cash  Flows -
          Nine  months  ended  June  30,  2004  and  2003                      5

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of June 30, 2004, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended June 30, 2004 and 2003, the condensed consolidated statement of changes in stockholders' equity for the nine-month period ended June 30, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
August 11, 2004

                 INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                        Condensed Consolidated Balance Sheet
                                    June 30, 2004
                                     (Unaudited)

                                   Assets
                                   ------
Current assets:
  Cash and cash equivalents                                              $    242,884
  Accounts receivable, net                                                    220,589
  Prepaid investor relation services (Note 8)                                  18,649
                                                                         -------------
    Total current assets                                                      482,122
                                                                         -------------

Property and equipment:
  Office equipment and furniture                                               27,374
  Machinery and construction equipment                                          6,465
  Vehicles                                                                      1,400
                                                                         -------------
                                                                               35,239
  Less accumulated depreciation                                               (15,698)
                                                                         -------------
                                                                               19,541
                                                                         -------------
Other assets:
  Deposits                                                                      3,167
  Investment securities available for sale (Note 3)                            24,730
  Client contracts and relationships, net of accumulated
    amortization of $141,445 (Note 4)                                         540,058
                                                                         -------------
                                                                              567,955
                                                                         -------------

        Total assets                                                     $  1,069,618
                                                                         =============

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
  Accounts payable                                                       $    168,984
  Accrued liabilities, related party                                           25,035
  Line of credit (Note 6)                                                      11,472
  Derivative instruments (Note 3)                                               4,050
                                                                         -------------

      Total liabilities (all current)                                         209,541
                                                                         -------------

Commitments (Note 7)

Stockholders' equity (Note 8):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                  -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    22,140,788 shares issued and outstanding                                   22,141
  Additional paid-in capital                                               38,585,134
  Accumulated other comprehensive income                                       24,730
  Accumulated deficit                                                     (37,771,928)
                                                                         -------------
      Total stockholders' equity                                              860,077
                                                                         -------------

        Total liabilities and stockholders' equity                       $  1,069,618
                                                                         =============

See accompanying notes to condensed consolidated financial statements.

                     INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
           Condensed Consolidated Statements of Operations and Comprehensive Loss
                                        (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                          ------------------------  -----------------------
                                                    June 30,                 June 30,
                                          ------------------------  -----------------------

                                              2004         2003        2004         2003
                                          ------------  ----------  -----------  ----------
Revenues                                  $   233,659           -      334,303           -
Cost of revenues                               58,275           -      141,743           -
                                          ------------  ----------  -----------  ----------

Gross profit                                  175,384           -      192,560           -
                                          ------------  ----------  -----------  ----------

General and administrative expense           (311,851)    (17,033)  (1,139,980)   (109,875)
                                          ------------  ----------  -----------  ----------

Loss from operations                         (136,467)    (17,033)  (  947,420)  ( 109,875)
                                          ------------  ----------  -----------  ----------

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 3)                        -      20,200      259,195     106,275
  Unrealized gain (loss) on derivative
    instruments (Note 3)                       37,800   (  20,000)      30,871   (   1,000)
  Minority interest in loss of
    subsidiary (Note 4)                             -           -       54,944           -
  Interest income                                 400           -        3,514           -
  Equity in losses of affiliate (Note 3)            -           -            -   (  50,924)
  Interest expense                                  -           -       (1,272)          -
                                          ------------  ----------  -----------  ----------
                                               38,200         200      347,252      54,351
                                          ------------  ----------  -----------  ----------

Net loss                                    (  98,267)    (16,833)    (600,168)    (55,524)
                                          ------------  ----------  -----------  ----------

Other comprehensive (loss) income;
  change in unrealized (loss) gain on
    securities available for sale           (  31,325)          -       24,730           -
                                          ------------  ----------  -----------  ----------

Total comprehensive loss                  $ ( 129,592)  (  16,833)  (  575,438)  (  55,524)
                                          ============  ==========  ===========  ==========

Basic and diluted net loss per
  share                                   $         *           *   (     0.03)  (    0.01)
                                          ============  ==========  ===========  ==========

Weighted average number of common
   shares outstanding                      20,070,046   8,651,251   19,803,529   8,651,251
                                          ============  ==========  ===========  ==========

               * Less than $(0.01) per share.

     See accompanying notes to condensed consolidated financial statements.

                              INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Condensed Consolidated Statement of Changes in Stockholders' Equity
                                        Nine Months Ended June 30, 2004
                                                  (Unaudited)

                                                                 Accumulated
                              Common  Stock       Additional        Other                           Total
                           --------------------     Paid-In     Comprehensive    Accumulated    Stockholders'
                             Shares     Amount      Capital         Income         Deficit         Equity
                           ----------  --------  -------------  --------------  -------------  ---------------
Balances, October 1, 2003   9,071,251  $  9,071  $ 37,186,597   $            -  $(37,171,760)  $       23,908

Common stock and warrants
  issued for cash          12,950,000    12,950     1,264,050                -             -        1,277,000

Common stock issued for
  purchase of assets           93,750        94        29,906                -             -           30,000

Warrants issued for cash            -         -        19,839                -             -           19,839

Warrant issued in partial
  satisfaction of note
  payable                           -         -        11,661                -             -           11,661

Option issued in
  connection with sale of
  affiliate common stock            -         -        73,107                -             -           73,107

Common stock issued upon
  cashless exercise of
  warrant                      25,787        26   (        26)               -             -                -

Net loss                            -         -             -                -   (   600,168)      (  600,168)

Other comprehensive
  income:
  Change in unrealized
   gain on securities
   available for sale               -         -             -           24,730             -           24,730
                           ----------  --------  -------------  --------------  -------------  ---------------
Balances,
  June 30, 2004            22,140,788  $ 22,141  $ 38,585,134   $       24,730  $(37,771,928)  $      860,077
                           ==========  ========  =============  ==============  =============  ===============

     See accompanying notes to condensed consolidated financial statements.

                   INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                    Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                                  Nine Months Ended
                                                                       June 30,
                                                             --------------------------

                                                                 2004          2003
                                                             -------------  -----------
Cash flows from operating activities:
 Net loss                                                    $ (  600,168)  (   55,524)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization expense                                            141,445            -
  Depreciation expense                                             11,667            -
  Amortization of prepaid investor relation services               70,969            -
  Provision for losses on accounts receivable                      29,500            -
  Unrealized (gain)loss on derivative instruments              (   30,871)       1,000
  Gain on sale and exchange of affiliate stock                 (  259,195)  (  106,275)
  Equity in losses of affiliate                                         -       50,924
  Minority interest in subsidiary                              (   54,944)           -
  Changes in operating assets and liabilities, net of
   business acquisition:
   Increase in accounts receivable                             (  117,676)           -
   (Decrease) increase in accounts payable and
     accrued liabilities                                         (401,467)       2,129
                                                             -------------  -----------
    Net cash used in operating activities                      (1,210,740)    (107,746)
                                                             -------------  -----------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrant to
   purchase affiliate stock                                       259,195      111,000
 Payment of notes receivable                                      135,000
 Cash acquired in business acquisition                                960            -
 Increase in notes receivable                                  (  100,000)           -
 Purchase of website                                           (   15,000)           -
 Purchase of equipment                                            (11,668)           -
                                                             -------------  -----------
   Net cash provided by investing activities                      268,487      111,000
                                                             -------------  -----------

Cash flows from financing activities:
 Proceeds from sale of common stock, option and warrants        1,369,946            -
 Payment to minority members                                  (    50,000)           -
 Payments on notes payable and line of credit                 (   143,110)           -
                                                             -------------  -----------
   Net cash provided by financing activities                    1,176,836            -
                                                             -------------  -----------

Net increase in cash and cash equivalents                         234,583        3,254

Cash and cash equivalents, beginning                                8,301        2,864
                                                             -------------  -----------

Cash and cash equivalents, ending                            $    242,884        6,118
                                                             =============  ===========

Supplemental disclosure of non-cash investing and
  financing activities:
Warrant issued in partial satisfaction of note payable       $     11,661            -
Note receivable satisfied in connection with extinguishment
  of note payable                                                  20,200            -
Common stock issued for purchase of assets                         30,000            -
Increase in investment securities available for sale and
  related unrealized gain                                          24,730            -
Reduction in related party receivable and accrued interest
  in exchange for affiliate common stock                                -       43,424

See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

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

Management's  Plans:

The Company reported a net loss of $600,168 for the nine months ended June 30, 2004, and an accumulated deficit of $37,771,928 as of June 30, 2004. The Company recognized revenues of $334,303 through June 30, 2004 from the operations of its wholly-owned subsidiary, Brunetti; however, Brunetti incurred a loss from operations of $568,640 through June 30, 2004.

To address its current cash flow concerns, the Company is in discussions with various parties attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. However, the Company cannot provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.


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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

Brunetti follows the percentage-of-completion method of accounting for its construction contracts. Accordingly, revenue is recognized in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Contract costs include all direct material, labor, subcontract costs and an estimate of indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue, which are recognized in the period in which the revisions are determined.

Brunetti also recognizes revenues from engineering and other services. This revenue is recognized when the services are performed and billable.

Loss  Per  Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (12,663,850 shares at June 30, 2004 and 338,050 shares at June 30, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the nine months ended June 30, 2004 and 2003, respectively, would have changed to the pro forma amounts indicated below:

                                                2004              2003
                                           --------------     -------------
     Net loss, as reported                 $(    600,168)      (    55,524)
     Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards                       (  1,667,000)                -
                                           --------------     -------------

     Net loss, pro forma                   $ ( 2,267,168)     (     55,524)
                                           ==============     =============
     Net loss per share, as reported       $(       0.03)     (       0.01)
                                           ==============     =============
     Net loss per share, pro forma         $(       0.11)                *
                                           ==============     =============

     * Less than $(0.01) per share.

The fair value of options granted during the nine months ended June 30, 2004 (Note 8) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected  dividend  yield                             0%
     Expected  stock  price  volatility              93%-127%
     Risk-free  interest  rate                    1.28%-3.73%
     Expected  life  of  options                    6.5 years

No options were granted during the nine months ended June 30, 2003.

3.   Investment in NanoPierce Technologies, Inc. and Related Transactions
-------------------------------------------------------------------------

As of June 30, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. On October 20, 2003, in connection with the Company's acquisition of Brunetti (Note 4), the Company's previous President/CEO resigned his positions as President/CEO and as a member of the Board of Directors of the Company. Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

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

At June 30, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). The Company did not sell any available for sale securities during the nine months ended June 30, 2004.

During the nine months ended June 30, 2003, the Company sold to an unrelated third party, 166,667 restricted shares of NanoPierce common stock held by the Company for cash of $50,000. These shares were sold at $0.30 per share. The closing market price of the NanoPierce common stock on the date of the sale was $0.62 per share. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of NanoPierce stock of $50,000.

During the nine months ended June 30, 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company. In exchange for the NanoPierce shares, the Company received a promissory note of $20,000 (Note 5). The closing market price of the NanoPierce common stock on the date of the sale was $0.28 per share (the shares were sold at $0.13 per share, a 50% discount from market, due to the restricted marketability of the shares). The carrying value of the NanoPierce shares held by the Company was $0. As a result, the Company recorded a $20,000 gain on the sale of affiliate stock. In October 2003, the note was paid (Note 6).

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

During the nine months ended June 30, 2003, the Company also sold 100,000 restricted common shares of NanoPierce common stock and granted two warrants to purchase 300,000 shares of NanoPierce common stock held by the Company, to the same third party discussed above, for $50,000 cash. Each warrant grants the third party the right to purchase up to 150,000 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock at the date of the grant was $0.67 per share. The warrants are exercisable immediately; one warrant expires in October 2005 and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder.

These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings
(loss) of the Company. At June 30, 2004, neither warrant had been exercised and the fair value of the derivatives was estimated to be $4,050.

4  Business Acquisitions
------------------------

Brunetti Acquisition:

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

The acquisition of Brunetti was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. The Company and Brunetti agreed to utilize acquisitions date of October 31, 2003 and January 31, 2004 for accounting purposes.

The preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $636,500 was allocated to client contracts and relationships, which represents management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. During the quarter ended June 30, 2004, the Company's estimate of the purchase price allocation changed, resulting in a $19,500 increase in client contacts and relationships. The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The client contracts and relationships were assigned a useful life of three years and are being amortized to general and administrative expense. Amortization expense of $141,445 has been recorded for the nine months ended June 30, 2004.

The following table reflects the estimated fair value of the assets acquired and the liabilities assumed in the purchase of the 60% controlling interest in Brunetti. The acquisition of the 40% minority interest in January 2004 did not affect the allocation.

          Assets acquired:
               Accounts receivable                 $      112,485
               Property and equipment                      19,540
               Deposits                                     3,167
               Intangible assets                          636,500

          Liabilities assumed:
               Accounts payable and accrued
                 expenses                            (    525,731)
               Payable to minority members           (     55,534)
               Note payable and lines of credit      (    136,443)
               Minority interest                     (     54,944)
                                                   ---------------

          Net cash acquired                        $ (        960)
                                                   ===============

The following table reflects unaudited pro forma results of operations of the Company assuming that the Brunetti acquisition had occurred on October 1, 2003 and 2002, respectively:

                                            Nine Months Ended
                                                June 30,
                                          2004             2003
                                     --------------    -----------
     Revenues                        $     507,000        556,000
     Net loss                        $ ( 1,136,000)      (242,000)
                                     ==============    ===========
     Basic and diluted
       net loss per share            $ (      0.06)    (     0.03)
                                     ==============    ===========
     Weighted average shares used
       in per share calculation         19,296,682      8,651,251
                                     ==============    ===========

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)
Asset  Acquisition:

On June 15, 2004, Brunetti signed an agreement with NetUnwired, LLC ("NetUnwired"), a Colorado limited liability company, to acquire all of NetUnwired's marketing rights, brand name, customer lists, contracts and distributor/VAR (Value Added Reseller) agreements. As consideration for the acquisition, the Company issued to the owner of NetUnwired, 93,750 shares of its restricted common stock valued at $30,000, the market price of the common stock on the date of acquisition. In addition, the Company granted to the owner of NetUnwired an option to purchase up to 500,000 shares of the Company's common stock (Note 8). Exercisability of the option is contingent upon the individual's ability to develop and perform $2 million of new project revenue (as defined, in the agreement) during the 12-month period ending June 15, 2005. The assets acquired are recorded as intangible assets and are being amortized over 3 years.

In addition, the Company, in connection with the asset purchase, agreed to grant options to various sales and marketing employees as part of a bonus pool for their efforts. The options are to be issued on a quarterly basis, if defined sales performance criteria are met.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

Line  of  Credit

At June 30, 2004, Brunetti has available a $50,000 line of credit that bears interest monthly at prime plus 2%, and that is collateralized by accounts receivable and equipment. The amount due under this line of credit at June 30, 2004 is $11,472.

7  Operating  Lease
-------------------

Brunetti leases office space under an operating lease which expires in January 2009, and which requires a base rent of $4,335 per month. Brunetti is also responsible for certain common area charges based on total charges incurred by the lessor.

8  Stockholders'  Equity
------------------------

Common  Stock

In June 2004, the Company issued 93,750 shares of the Company's restricted common stock to acquire certain assets.

In April 2004, the Company issued 2,000,000 shares of the Company's restricted common stock at $0.10 per share, upon the exercise of an option to purchase such shares.

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

Stock  Options

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

In June 2004, the Company granted an option to purchase up to 500,000 shares of common stock to the owner of NetUnwired in connection with an asset purchase (Note 4). This option has an exercise price of $0.32 per share, (equivalent to the market value of the Company's common stock at the grant date) and provides for cashless exercise.

In addition, the Company, in connection with the asset purchase, agreed to grant options to various sales and marketing employees as part of a bonus pool for their efforts. The options are to be issued on a quarterly basis, if defined sales performance criteria are met.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

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

Warrants

In February 2004, the Company issued warrants exercisable into 700,000 shares of the Company's restricted common stock. The warrants have an exercise price of $0.25 per share and expire in February 2009. The warrants were purchased by an unrelated third party for $500.

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

In September 2003, the Company entered into a one-year contract for investor relation services with a third party. Compensation includes a warrant exercisable into 580,000 shares of the Company's restricted common stock. The warrant, which is fully vested, exercisable and non-forfeitable upon issuance, has an exercise price of $0.20 per share and expires in 2006. The warrant was valued at approximately $95,000 using the Black-Scholes pricing model. The prepaid expense of $95,000 is being amortized over the one-year term of the agreement, as services are performed, of which $70,969 was expensed during the nine months ended June 30, 2004.

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

Management's  Plans:

     The Company reported a net loss of $600,168 for the nine months ended June 30, 2004, and an accumulated deficit of $37,771,928 as of June 30, 2004. The Company recognized revenues of $334,303 through June 30, 2004 from the operations of its wholly-owned subsidiary, Brunetti; however, Brunetti incurred a loss from operations of $568,640 through June 30, 2004.

     To address its current cash flow concerns, the Company is in discussions with various parties attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. However, Company cannot provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

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

     The allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $636,500 was allocated to client contracts and relationships, which represents management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements. The client contracts and relationships were assigned a useful life of three years and are being amortized to general and administrative expense. Amortization expense of $141,445 has been recorded for the nine months ended June 30, 2004.

     On  June  15,  2004,  Brunetti  signed  an  agreement  with NetUnwired, LLC
("NetUnwired"), a Colorado limited liability company, to acquire all of NetUnwired's marketing rights, brand name, customer lists, contracts and distributor/VAR (Value Added Reseller) agreements. As consideration for the acquisition, the Company issued to the owner of NetUnwired, 93,750 shares of its restricted common stock valued at $30,000, the market price of the common stock on the date of acquisition. In addition, the Company granted to the owner of NetUnwired an option to purchase up to 500,000 shares of the Company's common stock (Note 8). Exercisability of the option is contingent upon the individuals' ability to develop and perform $2 million of new project revenue (as defined) during the 12-month period ending June 15, 2005. The assets acquired are recorded as intangible assets and are being amortized over 3 years.

     Revenues for the nine months ended June 30, 2004 were $334,303 compared to $0 for the nine months ended June 30, 2003 ($233,659 and $0 for the three months ended June 30, 2004 and 2003, respectively). The $334,303 in revenues were generated from technology services by Brunetti. The Company expects to continue to generate revenues in the future through its technology services under existing contracts in place and through current sales efforts at Brunetti.

     Cost of revenues for the nine months ended June 30, 2004, were $141,743 resulting in a gross profit for the nine months ended June 30, 2004 of $192,560 (cost of revenues of $58,275 resulting in a gross profit of $175,384 for the three months ended June 30, 2004).

     Loss from operations for the nine months ended June 30, 2004 was $947,420 compared to $109,875 for the nine months ended June 30, 2003 ($136,467 and $17,033 for the three months ended June 30, 2004 and 2003, respectively). The increase of $837,545 for the nine months ended June 30, 2004 and $119,434 for the three months ended June 30, 2004, is due to the increase in general and administrative expenses as explained below.

     General and administrative expenses during the nine months ended June 30, 2004 were $1,139,980, compared to $109,875 for the nine months ended June 30, 2003 ($311,851 and $17,033 for the three months ended June 30, 2004 and 2003, respectively). The increase of $1,030,105 is primarily attributable to the consolidation of Brunetti beginning in October 2003 and its related expenses. Brunetti general and administrative expenses, included in the Company's consolidated statements of operations were $760,190 for the nine months ended June 30, 2004 and $172,233 for the three months ended June 30, 2004. Brunetti's general and administrative expenses primarily consist of payroll expense of $513,996 for the nine months ended June 30, 2004 ($121,460 for the three months ended June 30, 2004), travel expenses of $78,451 for the nine months ended June 30, 2004 ($25,443 for the three months ended June 30, 2004), and legal and accounting expenses of $27,726 for the nine months ended June 30, 2004 ($3,120 for the three months ended June 30, 2004).

     The Company recognized gains of $259,195 for the nine months ended June 30, 2004 on the sale of NanoPierce common stock, compared to gains of $106,275 for the nine months ended June 30, 2003 ($0 and $20,200 for the three months ended June 30, 2004 and 2003, respectively).

     During the nine months ended June 30, 2004, the Company sold to an unrelated third-party 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock for cash of $332,302. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($259,195) and the option ($73,107), resulting in a gain on the sale of stock of $259,195. In April 2004, the option was exercised for $200,000 cash.

     During the nine months ended June 30, 2004, the Company recognized a net loss of $600,168 compared to a net loss of $55,524 during the nine months ended June 30, 2003 ($98,267 and $16,833 for the three months ended June 30, 2004 and 2003, respectively). The increase of $544,644 is explained by gross profits of $192,560, the $1,030,105 increase in general and administrative expenses as a result of the Brunetti acquisition offset by the $259,195 gain from the sale of the NanoPierce common stock, a $30,871 gain on derivative instruments and a $54,944 minority interest in loss of subsidiary.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine months ended June 30, 2004, the Company received $200,000 in cash as the payment for the exercise of an option exercisable into 2,000,000 shares of its restricted common stock.

     During the nine months ended June 30, 2004, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,255,000 shares of its restricted common stock as part of an equity financing for $1,075,000. The warrants have an exercise price of $0.10 per share and have a term of 5 years. The warrants provide for cashless exercise.

     During the nine months ended June 30, 2004, the Company issued warrants to purchase 1,933,926 restricted common shares for cash of $19,339 to use as working capital. The warrants have an exercise price of $0.10 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the nine months ended June 30, 2004, the Company issued warrants to purchase 500,000 restricted common shares for cash of $500 to use as working capital. The warrants have an exercise price of $0.25 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the nine months ended June 30, 2004, the Company's subsidiary paid $140,000 on a line of credit and note payable and paid $50,000 to a minority member.

     During the nine months ended June 30, 2003, the Company entered into an agreement with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant of 150,000 shares has a term of 2 years. The second warrant of 150,000 shares has a term of 5 years.

     Both warrants provide for cashless exercise of the warrants and are exercisable immediately. The warrants were valued at $32,000 at the date of the issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2004, the fair value of the derivatives was estimated to be $4,050.

     As of June 30, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. At June 30, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicate that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares not subject to underlying warrants to the method of accounting prescribed by SFAS No. 115, "Instruments in Debt and Equity Securities". The Company has classified its investment in NanoPierce as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At June 30, 2004, the Company owns 164,870 shares of NanoPierce common stock that are tradeable, and based upon the closing bid price of $0.15 per share, the market value of the NanoPierce common shares at June 30, 2004, was $24,730. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company. The Company continues to evaluate additional merger and acquisition opportunities.

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



                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the period of April 1, 2004 to June 30, 2004 the Company made the following issuances of its securities:

     (a) The Company issued 200,000 shares of its restricted common stock upon the exercise of an option held by a purchaser who is a business associate of the Company. The option was issued in exchange for cash. The option has an exercise price of $0.10 per share and was exercised on April 1, 2004.

     (b) The Company issued 93,750 shares of its restricted common stock in exchange for the assignment of marketing rights, brand name, customer lists, contracts and distributor/VAR agreements to its wholly-owned subsidiary, Brunetti DEC, LLC, by a subcontractor of Brunetti DEC, LLC.

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

          Exhibit 11 Computation  of  Net  Loss  Per  Share

          Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act  of  2002

          Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act  of  2002

     (b) REPORTS ON FORM 8-K. The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

          - Amendment to Current Report on Form 8-K, dated January 30, 2004,filed with the Securities and Exchange Commission on April 14, 2004 (Regarding the pro forma financial statements in connection with the acquisition of the remaining 40% equity interest in Brunetti DEC, LLC by the Company).

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

                                      INTERCELL INTERNATIONAL
                                             CORPORATION
                                      (REGISTRANT)

Date:  August 12, 2004                /s/  Charles  L.  Brunetti
                                      ---------------------------------
                                      Charles  L.  Brunetti,
                                            Chief  Executive  Officer


                                      /s/  Kristi  J.  Kampmann
                                      ---------------------------------
                                        Kristi  J.  Kampmann,
                                            Chief  Financial  Officer