Form 10KSB
period 2004-09-30
INTERCELL INTERNATIONAL CORP
filed 2004-12-21
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

                      INTERCELL INTERNATIONAL CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                  84-0928627
  -------------------------------               ----------------------
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

                 (Title of Class)             Name of Each
                                           Exchange On Which
                                               Registered
               ---------------------------------------------
                  Common Stock                 NASDAQ:BB

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $599,520

     As of the close of trading on December 17, 2004, there were 23,836,323 common shares outstanding, 20,353,666 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 17, 2004, was approximately $1,272,104.

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

     As part of the merger, the Company acquired all of the assets and liabilities of Intercell Corporation. Such assets included shares of the common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At September 30, 2004, the Company owned 464,870 shares NanoPierce or approximately 0.52%. NanoPierce is a public company, traded on the Over-the-Counter Bulletin Board under the symbol "NPCT".

     On October 20, 2003, the Company acquired a controlling 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company ("Brunetti") for a $700,000 cash contribution to Brunetti. On January 30, 2004, the Company acquired the remaining 40% membership interest in Brunetti for a $300,000 cash contribution to Brunetti.

     On October 11, 2004, the Company, as the sole member of Brunetti, discontinued the operations of Brunetti. After review of the current operational and financial situation of Brunetti, the Company, as the sole member, commenced a self-liquidation of the assets of Brunetti in order to settle the outstanding liabilities of Brunetti.

     The Company plans to identify and acquire a new line of business for continuing operations. The company has not selected any particular business sector that it intends to concentrate its search on at the present time. In addition, at the present time, the Company has no specific business opportunity available to it.

BRUNETTI

Description of Brunetti Operations

     Brunetti provided consulting, design, engineering and construction services for the installation of new communication technology systems consisting of voice, video and data and fiber optic network wiring, as well as cabling and fixed wireless infrastructures. Specifically, Brunetti provided the "last mile" connectivity from the larger fiber optic systems installed by the larger companies to rural areas, small municipalities, and counties. Brunetti provided customers with 4 areas of service:

          -    Information Gathering & Preliminary Design;
          -    Final Network Design and Updates to the Business Model;
          -    Construction & System Integration; and
          -    Operation, Maintenance and Management of Installed Systems.

     Brunetti subcontracted those portions of the project, such as construction work, that it was not capable of carrying out. In addition, Brunetti subcontracted with larger firms that preferred to have such projects handled by companies with expertise in these areas.

EMPLOYEES

     As of September 30, 2004, the Company had 2 employees. The Company's employees are not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     PRINCIPAL EXECUTIVE OFFICES

     The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3640, Denver, Colorado 80202. NanoPierce, which leases the space, paid all of the required lease payments during the 2004 and 2003 fiscal years. During the year ended September 2004, the Company reimbursed NanoPierce $7,000 in rent expense.

     Brunetti was located at 1888 Sherman Street, Suite 620, Denver, Colorado 80202. Brunetti had signed a 5 year lease on the property, expiring in December 2009. The base rent was $4,233 per month, with an annual increase of 11.5%. The space was approximately 3,908 square feet and was used primarily for administrative activities.

ITEM  3.     LEGAL  PROCEEDINGS

     Paul H. Metzinger, President and Chief Executive Officer and a director of the Company and Ms. Kristi J. Kampmann, Chief Financial Officer of the Company are named defendants in litigation pending in the United States District Court for the Southern District of New York filed by Harvest Court LLC against NanoPierce and others. The litigation alleges violations of federal securities laws, common law fraud and various other claims. Both officers are being defended by the law firms which represent NanoPierce , both as Plaintiff and as Defendant in such litigation.

     Certain former employees of Brunetti have filed claims for unpaid wages and other expenses against the Company and Brunetti in the Small Claims Court of Denver County, Colorado. Management believes the Company has accrued for these claims, which are reported as a liability in the Company's consolidated financial statements at September 30, 2004. The claims have all been consolidated for a hearing in January 2005. In addition, a claim of approximately $230,000 has been made against Brunetti, which management believes is without merit and that the Company intends to vigorously contest.

     The lessor of the premises leased by Brunetti has filed legal action against Brunetti to enforce its rights under the lease after Brunetti ceased operations and vacated the premises. Damages have yet to be determined.

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

               2003 FISCAL YEAR        HIGH    LOW
               ----------------        ----    ---

               December 31, 2002       $0.12  $0.12
               March 31, 2003           0.05   0.05
               June 30, 2003            0.20   0.20
               September 30, 2003       0.32   0.30


               2004 FISCAL YEAR
               ----------------

               December 31, 2003       $0.35  $0.28
               March 31, 2004           0.45   0.45
               June 30, 2004            0.33   0.33
               September 30, 2004       0.12   0.12


     As of September 30, 2004, there were approximately 676 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its common stock as of that date.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its securities from June 30, 2004 through September 30, 2004.

          Title of      No. of
 Date    Securities     Shares      Consideration         Purchaser
-------  ------------  ---------  -----------------  -------------------
9/10/04  Common Stock     22,500  Cashless Warrant   Zenith Petroleum
                                     Conversion
9/10/04  Common Stock     22,500  Cashless Warrant   Thomas VanderStel
                                     Conversion
9/10/04  Common Stock      7,500  Cashless Warrant   Michael G. Bailey
                                     Conversion
9/15/04  Common Stock     15,000  Cashless Warrant   Daniel Long
                                     Conversion
9/15/04  Common Stock      7,500  Cashless Warrant   David Eisenberg
                                     Conversion
9/30/04  Common Stock  1,142,857  $          80,000  Paul H. Metzinger
9/30/04  Common Stock    571,428  $          40,000  Stanley R. Richards


     EXEMPTION FROM REGISTRATION CLAIMED. The issuance by the Company of its unregistered securities was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The persons, who received the unregistered securities, are sophisticated investors. The persons were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. The persons, who received such unregistered securities, acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing the securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

     The independent registered public accounting firm's report on the Company's financial statements as of September 30, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

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

     The allocation of the purchase price was made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $636,500 was allocated to client contracts and relationships, which represented management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition. The client contracts and relationships were assigned a useful life of three years and were being amortized to general and administrative expense. Amortization expense of $194,487 was recorded for the fiscal year ended September 30, 2004.

     During the fourth quarter ended September 30, 2004, the Company made a decision to impair the value of the client contracts and relationships and certain fixed assets. This decision was based on factors including the Company's evaluation of past and current operating results, and the cessation of the operational activities of Brunetti on October 11, 2004. As a result of this decision, the Company recorded an impairment charge of $494,317 in the fourth quarter ended September 30, 2004.

     The Company recognized $599,520 of revenues from operations during the fiscal year ended September 30, 2004 compared to $0 in the fiscal year ended September 30, 2003. This revenue was generated from services provided by Brunetti.

     Cost of revenues for the fiscal year ended September 30, 2004, were $359,935 resulting in a gross profit for the fiscal year ended September 30, 2004 of $239,585.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses were $1,771,266 in the year ended September 30, 2004 compared to $254,011 for the year ended September 30, 2003. The $1,517,255 increase is primarily attributable to an increase in expenses as a result of the acquisition of Brunetti DEC. As a result of the acquisition, such general and administrative expenses increased primarily as set forth on the table below:

             Expense               2004     2003    Increase
             -------               ----     ----    --------
     Amortization expense        $194,487  $     -  $ 194,487
     Bad debt expense            $118,048  $     -  $ 118,048
     Legal & accounting expense  $ 98,663  $51,577  $  47,086
     Payroll expense             $888,278  $48,807  $ 839,471
     Travel expense              $143,236  $ 7,725  $ 135,511

OTHER  INCOME/EXPENSE

     The Company recognized gains of $272,494 for the year ended September 30, 2004 on the sale and exchange of NanoPierce common stock, compared to gains of $99,225 on the sale and exchange of NanoPierce common stock for the year ended September 30, 2003.

     During the year ended September 30, 2004, the Company sold to an unrelated third-party, 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock for cash of $332,301. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($272,494) and the option ($59,807), resulting in a gain on the sale of stock of $272,494. In April 2004, the option was exercised for $200,000 cash.

     During the year ended September 30, 2003, the Company entered into an agreement, with an unrelated third party, to sell 100,000 shares of NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock was $0.69 per share at the date of grant. The first warrant to purchase 150,000 shares has a term of 2 years. The second warrant to purchase 150,000 shares has a term of 5 years. Both warrants provide for cashless exercise of the warrants and are exercisable immediately. The warrants were valued at $32,000 at the date of the issuance.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in the earnings (losses) of the Company. At September 30, 2004, the fair value of the derivatives was estimated to be $1,050. The Company recorded an unrealized gain of $33,870 on the derivative instruments during the year ended September 30, 2004 and an unrealized loss of $2,777 during the year ended September 30, 2003.

     Interest income during the year ended September 30, 2004 was $4,464 compared to $830 during the year ended September 30, 2003. Interest expense during the year ended September 30, 2004 was $1,060 compared to $96 during the year ended September 30, 2003.

     In connection with the purchase of the 60% interest in Brunetti during the year ended September 30, 2004, the Company recorded a $54,944 minority interest in the losses of Brunetti.

NET LOSS

     The Company recognized a net loss of $1,661,285 during the year ended September 30, 2004 compared to a net loss of $214,503 during the year ended
September 30, 2003. The $1,446,782 increase in net losses was primarily due to the $1,517,255 increase in general and administrative expenses, as a result of the acquisition of the controlling interest in Brunetti, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 2004, the Company's cash and cash equivalents increased by $189,390. Cash used in operations was $1,375,189. Cash proceeds from financing activities was $1,282,902. Cash provided by investing activities was $281,677.

     During the year ended September 30, 2004, the $1,375,189 of cash used in operations was used primarily to support the operations of Brunetti, from the date of acquisition.

     During the year ended September 30, 2004, the Company issued 1,714,285 shares of its common stock for cash of $120,000. The shares were issued at a 50% discount from the closing market price of $0.14 per share to an officer/director of the Company and a related party. The 50% discount did not represent compensation, but instead the stock was issued at a discount due primarily to the restrictions imposed on the marketability of the shares.

     During the year ended September 30, 2004, the Company received $200,000 in cash as payment for the exercise of an option exercisable into 2,000,000 shares of its restricted common stock.

     During the year ended September 30, 2004, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,255,000 shares of its restricted common stock as part of an equity financing for $1,075,000. The cash was used to purchase a 60% interest in Brunetti and to support future operations of the Company. The warrants have an exercise price of $0.10 per share and have a term of 5 years. The warrants provide for cashless exercise.

     During the year ended September 30, 2004, the Company issued warrants to purchase 1,933,926 restricted common shares for cash of $19,339 to use as working capital. The warrants have an exercise price of $0.10 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the year ended September 30, 2004, the Company issued warrants to purchase 500,000 restricted common shares for cash of $500 to use as working capital. The warrants have an exercise price of $0.25 per share and a term of 5 years, the warrants provide for cashless exercise.

     During the year ended September 30, 2004, the Company issued 200,000 shares of restricted common stock for cash of $2,000 to an investor in exchange for certain warrants previously issued to this investor.

     During the year ended September 30, 2004, the Company's subsidiary paid $143,744 on lines of credit and a note payable and paid $50,000 of existing liabilities to former minority members.

     The Company had capital expenditures of $26,777 during the year ended September 30, 2004 compared to $0 during the year ended September 30, 2003. Capital expenditures consisted mainly of computer equipment and office equipment, by Brunetti.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At September 30, 2004, the Company owned 464,870 shares of Nanopierce common stock with a market value of approximately $55,784 based upon the closing bid price of $0.12 per share (of which 300,000 shares with a market value of $36,000 are subject to warrant agreements). At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

     In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date of this interpretation was extended until the first interim or fiscal period that ends after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities considered to be special purpose entities no later than the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a special purpose entity or a VIE, management does not expect the adoption of FIN 46 will not impact the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following are some of the more significant accounting policies and methods used by the Company:

          -    stock-based compensation;
          - valuation of client contracts and relationships and other long-lived assets;
          -    derivative instruments; and
          -    litigation.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

     The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

Valuation of Client Contracts and Relationships and Other Long-Lived Assets

     The Company assesses the impairment of long-lived and intangible assets, such as client contracts and relationships, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. At September 30, 2004, management assessed the carrying value of client contracts and relationships and other long-lived assets for impairment, and based on this assessment the Company believed that an impairment charge was necessary in the case of the client contracts and relationships of Brunetti and certain fixed assets; therefore, the Company recognized an impairment of $494,317. The Company does not believe that there has been any other impairment to long-lived assets as of September 30, 2004.

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

Litigation

     The Company is involved in certain legal proceedings, as described in Note 9 to the consolidated financial statements included in this report.

     The Company intends to vigorously defend against these legal claims and does not believe the outcome of these proceedings will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, it is too early at this time to determine the ultimate outcome of these matters.

Contractual obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 9 of the consolidated financial statements. At September 30, 2004, the Company's commitments under these obligations were as follows:

                                                 OPERATING LEASES
                                                 ----------------
           Year ending September 30,
                      2005                       $         58,507
                      2006                                 61,927
                      2007                                 62,195
                      2008                                 63,505
                      2009                                 16,121
                                                 ----------------
                                                 $        262,255
                                                 ================


ITEM  7.     FINANCIAL  STATEMENTS

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating the Company required to be included in this Form 10-KSB.

There have been no significant changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM  8B.     OTHER  INFORMATION

None.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS

FINANCIAL  EXPERT

     The Company's Board of Directors does not have a designated Financial Expert, as defined by the SEC, due to factors including the Company's operational status, and the limited number of transactions, accounts and balances that the Company maintains. In addition, the estimates of cost that the Company would be required to incur in identifying and designating a Financial Expert are deemed not to be in the best interest of the Company.

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

       NAME AND AGE                  POSITION                PERIOD
       ------------                  --------                ------
                              Director, President,    May 28, 1997 to
Paul H. Metzinger (65)        and Chief Executive     October 20, 2003.
                              Officer                 September 30, 2004 to
                                                      present.

Charles E. Bauer, Ph.D. (51)  Director                November 22, 1996 to
                                                      present.

                              Chief Financial         October 1, 2003 to
Kristi J. Kampmann (32)       Officer                 present.
                              Secretary               July 1999 to present.

                              President & Chief       October 21, 2003 to
                              Executive Officer, Pro  January 30, 2004.
                              Tem
R. Mark Richards (54)                                 February 2000 to
                              Director                present.

Mallory Smith (55)            Director                February 2000 to
                                                      present.

Kevin B. Waide (52)           Director                January 1998 to
                                                      present.

Charles Brunetti (43)         Director                October 21, 2003 to
                                                      September 29, 2004.

                              Chief Executive         January 30, 2004 to
                              Officer                 September 29, 2004.

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

BIOGRAPHICAL  INFORMATION  ON  OFFICERS  AND DIRECTORS AND SIGNIFICANT EMPLOYEES

     PAUL H. METZINGER. Mr. Metzinger was re-appointed as a director, President and Chief Executive Officer of the Company on September 30, 2004. Prior to the re-appointment he served as the President, Chief Executive Officer and as a director of the Company from May 28, 1997 to October 21, 2003. Prior to becoming a director and officer of the Company, Mr. Metzinger served as the Company's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969. In addition Mr. Metzinger serves as a director and the President and Chief Executive Officer of NanoPierce Technologies, Inc.

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

     R. MARK RICHARDS. Mr. Richards has served as a director of the Company since February 2000. From October 21, 2003 to January 30, 2004, Mr. Richards served as the President and Chief Executive Officer, Pro Tem. Mr. Richards graduated in 1973 from Colorado School of Mines, in Golden Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various management positions, including Director - Business Development and is currently employed at the Rocky Flats Environmental Technology Site, where he has served in various capacities, including Program Manager.

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

     CHARLES BRUNETTI. Mr. Brunetti served as the Chief Executive Officer of the Company from January 30, 2004 through September 29, 2004. He served as a director from October 21, 2003 to September 29, 2004. In addition he served as the President and Chief Executive Officer of Brunetti DEC, LLC, until October 11, 2004. Mr. Brunetti's career has included activities in construction, engineering, environmental and communications in both Colorado and South Dakota, both residential and commercial. Mr. Brunetti holds a BA from Augustana College, in Sioux Falls, South Dakota, a BS from the University of Colorado, Denver and an MS from the Colorado School of Mines.

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

ITEM  10.    EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2004 and 2003 (the "Named Executive Officers"):

                                             ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                         ------------------------------------------------------------------------------------------
                                                                               AWARDS                   PAYOUTS
                                                                             --------------------------------------
NAME & PRINCIPAL   YEAR   SALARY       BONUS     OTHER ANNUAL   RESTRICTED   SECURITIES     LTIP       ALL OTHER
POSITION                    ($)         ($)      COMPENSATION      STOCK     UNDERLYING    PAYOUTS    COMPENSATION
                                                     ($)        AWARDS ($)     OPTIONS       ($)          ($)
                                                                              (#)
Paul H.            2004  $     -0-  $      -0-  $          -0-          -0-      500,000  $     -0-  $          -0-
Metzinger,         2003  $     -0-  $      -0-  $          -0-          -0-          -0-  $     -0-  $          -0-
Director,
President &
CEO(1)
Charles E.         2004  $ 122,100  $   50,000  $          -0-          -0-    1,000,000        -0-             -0-
Brunetti(2)        2003  $     -0-  $      -0-  $          -0-          -0-          -0-        -0-             -0-

(1) Paul Metzinger was elected President and Chief Executive Officer on May 28, 1997. He resigned both positions effective October 20, 2003. At the request of the Board of Directors, effective May 31, 2003, Mr. Metzinger agreed to forgive his past due salary of $75,000 and continue to work as the President and Chief Executive Officer without compensation through the date of his resignation. On September 29, 2004, Mr. Metzinger was re-appointed as the President and Chief Executive Officer. Mr. Metzinger as part of his re-appointment has agreed to work without salary, until such time, the Company is able to afford compensation.
(2) Charles E. Brunetti served as the Chief Executive Officer of the Company from January 30, 2004 until his resignation on September 29, 2004. He also served as the Chief Executive Officer and President of Brunetti DEC until his resignation on September 29, 2004. His employment agreement was with Brunetti DEC and he was compensated under such contract.

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

                             OPTION/SAR GRANTS TABLE

     The following table provides information relating to the grant of stock options to the Company's executive officers and directors during the fiscal year ended September 30, 2004:


                                     % OF TOTAL
                                    OPTIONS/SARS
                         # OF        GRANTED TO     EXERCISE
                      UNDERLYING    EMPLOYEES IN    OF BASE
                     OPTIONS/SARS  FISCAL YEAR(1)    PRICE
NAME                   GRANTED          END        (#/SHARE)   EXPIRATION DATE
-------------------  ------------  --------------  ----------  ---------------

Charles E. Bauer          250,000           5.26%  $     0.41  January 2014
Charles E. Brunetti       500,000          10.52%  $     0.51  October 2013
                          500,000          10.52%  $     0.41  January 2014
Kristi J. Kampmann        500,000          10.52%  $     0.51  October 2013
Paul H. Metzinger         500,000          10.52%  $     0.12  September 2014
R. Mark Richards          500,000          10.52%  $     0.51  October 2013
Mallory Smith             250,000           5.26%  $     0.41  January 2014
Kevin B. Waide            250,000           5.26%  $     0.41  January 2014

_______________
(1) Based on a total of 4,750,000 options granted to employees in the fiscal year ended September 30, 2004.

      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                OPTION/SAR VALUES

No options were exercised during the fiscal year ended September 30, 2004.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                           AND FISCAL YEAR-END OPTION/SAR VALUES

                                                 NUMBER OF       VALUE OF
                                                SECURITIES      UNEXERCISED
                                                UNDERLYING     IN-THE-MONEY
                                                UNEXERCISED    OPTIONS/SARS
                                               OPTIONS/SARS      AT FY-END
                                                 AT FY-END        ($)(1)
                                               ------------------------------
                          SHARES
                         ACQUIRED
                            ON        VALUE
                         EXERCISE   REALIZED   EXERCISABLE/    EXERCISABLE/
           NAME             (#)        ($)     UNEXERCISABLE   UNEXERCISABLE
     ------------------  ---------  ---------  -------------  ---------------

     Charles E. Bauer            0          0      255,000/0  $          0/0
     Charles Brunetti            0          0    1,000,000/0  $          0/0
     Kristi J. Kampmann          0          0      510,000/0  $          0/0
     Paul H. Metzinger           0          0      500,000/0  $     60,000/0
     R. Mark Richards            0          0      500,000/0  $          0/0
     Mallory Smith               0          0      250,000/0  $          0/0
     Kevin B. Waide              0          0      255,000/0  $          0/0


(1) The average of the closing bid and ask price of the Common Stock on September 30, 2004($0.12) was used to calculate the option value.

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

EMPLOYMENT AGREEMENTS

     On October 1, 2003, the Company entered into an employment agreement with Kristi J. Kampmann. The Employment Agreement is for a period of 2 years, beginning October 1, 2003. Any extension or renewal of the Employment Agreement must occur at least three months prior to the end of the initial term or any renewal term and absent mutual agreement of the parties, the failure to conclude such extension or renewal by such date shall be deemed notice to the Company and the Employee, that the relevant Employment Agreement shall not be extended. Under such Employment Agreement, Ms. Kampmann is to receive an annual gross salary of $60,000 per year. In July 2004, Ms. Kampmann agreed to forgo the payment of any salary until such time that the Company was able to afford payment.

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

     A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and principal shareholders of the Company) acquires sufficient control to elect more than a majority of the Company's Board of Directors, acquires 50% or more of the voting shares of the Company, or the Company adopts a plan of dissolution of liquidation. The Employment Agreement also includes a noncompete and nondisclosure provisions in which each Employee agrees not to compete with or disclose confidential information regarding the Company and its business during the term of the Employment Agreement and for a period of one year thereafter.

COMPENSATION PURSUANT TO PLANS

     STOCK OPTION PLANS. During the fiscal year ended September 30, 2004, the Company granted options to purchase 4,750,000 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries. During the fiscal year ended September 30, 2004, the Company cancelled options to purchase 117,500 shares of the common stock. As of September 30, 2004, 4,971,350 options are exercisable.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 2004, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

                                                                 % OF
NAME AND ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES  OUTSTANDING(7)

Paul H. Metzinger, President
Chief Executive Officer and Director
370 17th Street, Suite 3640
Denver, CO 80202                             3,131,434 (1)           8.62%

Cheri L. Metzinger
3236 Jellison Street
Wheat Ridge, CO 80033                        3,131,434 (1)           8.62%

Charles E. Bauer, Director
31312 Island Drive
Evergreen, CO 80439                            485,000 (2)           1.34%

Kristi J. Kampmann, Secretary & Chief
Financial Officer
370 17th Street, Suite 3640                    560,000 (3)           1.54%
Denver, CO 80202

R. Mark Richards
3892 Weld County Road 45
P.O. Box 388                                   764,313 (6)           2.10%
Hudson, CO 80642

Mallory Smith, Director
11211 E. Arapahoe Rd, Suite 116                606,910 (5)           1.67%
Englewood, CO 80112

Kevin B. Waide, Director
5790 Yukon Street
Arvada, CO 80002                               385,000 (4)           1.06%

All officers and directors as a group       5,932,657  (7)          16.33%
(6 persons)

(1) Includes 2,631,434 shares of common stock owned indirectly and beneficially by Mr. Metzinger through his wife's trust, and options consisting of 500,000 shares exercisable at $0.12 expiring in September 2014, held directly and beneficially by Mr. Metzinger. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
(2) Includes 200,000 shares of common stock owned directly and beneficially, options for 5,000 shares of common stock exercisable at $7.50 per share, expiring in September 2007, options for 250,000 shares of common stock exercisable at $0.41 per share, expiring in January 2014 and warrants for 30,000 shares of common stock exercisable at $0.10 per share, expiring in October 2008.
(3) Includes 50,000 shares of common stock owned directly and beneficially and options for 2,500 shares of common stock, exercisable at $7.50 per share, expiring in September 2007; an option for 7,500 shares of common stock, exercisable at $1.00 per share, expiring in June 2008; and an option for 500,000 shares of common stock, exercisable at $0.51 per share, expiring in October 2013.
(4) Includes 100,000 shares of common stock owned directly and beneficially; an option for 5,000 shares of common stock, exercisable at $2.00 per share, expiring in February, 2008; an option for 250,000 shares of common stock, exercisable at $0.41 per share, expiring in January 2014; and a warrant for 30,000 shares of common stock, exercisable at $0.10 per share, expiring in October 2008.
(5) Includes 296,910 shares of common stock owned directly and beneficially; an option for 250,000 shares of common stock, exercisable at $0.41 per share, expiring in January 2014; and a warrant for 60,000 shares of common stock, exercisable at $0.10 per share expiring in October 2008.
(6) Includes 204,313 shares of common stock owned directly and beneficially; an option for 500,000 shares of common stock, exercisable at $0.51 per share, expiring in October 2013; and a warrant for 60,000 shares of common stock, exercisable at $0.10 per share and expiring in September 2008.
(7) Based on 23,930,073 shares of common stock issued and outstanding on September 30, 2004 and assuming exercise of all 4,971,350 presently exercisable options and exercise of 7,425,000 outstanding warrants, there would be 36,326,423 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the fiscal year ended September 30, 2004, Mr. Metzinger, a director and officer of the Company, purchased 1,142,857 shares of the Company's restricted common stock at a 50% discount from the closing market price on September 27, 2004.

     During the fiscal year ended September 2004, the Company issued options under the 1995 plan to various officers and directors as set forth in the table below:

                                         Exercise
                                         ---------
           Name          No. of Options    Price    Expiration Date
     ------------------  --------------  ---------  ---------------
     Charles E. Bauer           250,000  $    0.41  January 2014
     Charles Brunetti           500,000  $    0.51  October 2013
                                500,000  $    0.41  January 2014
     Kristi J. Kampmann         500,000  $    0.51  October 2013
     Paul H. Metzinger          500,000  $    0.12  September 2014
     R. Mark Richards           500,000  $    0.51  October 2013
     Mallory Smith              250,000  $    0.41  January 2014
     Kevin B. Waide             250,000  $    0.41  January 2014

     During the fiscal year ended September 30, 2004, Messrs. Richards, Smith, Waide and Bauer, all officers and directors of the Company, participated in a private equity financing offered by the Company. As part of the financing they purchased restricted common stock of the Company at a purchase price of $0.10 per share with an attached warrant with an exercise price of $0.10 per share, a term of 5 years and each warrant provides for a cashless exercise. See the table set forth below:

                       No. of Common
                       -------------
     Name                 Shares      No. of Warrants  Purchase Price
     ----------------  -------------  ---------------  ---------------
     Charles E. Bauer        100,000           30,000  $        10,000
     R. Mark Richards        200,000           60,000  $        20,000
     Mallory Smith           200,000           60,000  $        20,000
     Kevin Waide             100,000           30,000  $        10,000

     During the fiscal year ended September 30, 2004, Mr. Brunetti, a director of the Company at the time, received a $10,000 payment and an option exercisable for 1,000,000 shares of the Company's common stock in return for the purchase of Mr. Brunetti's equity ownership in Brunetti DEC.

     During the fiscal year ended September 30, 2004, as previously mentioned, Kristi Kampmann signed an employment agreement with the Company to serve as the Chief Financial Officer.

     Prior to the fiscal year ended September 30, 2003, Mr. Metzinger, the President and CEO of the Company signed a Promissory Note in the principal amount of $39,000. The Promissory Note had a term of 1 year and an interest rate of 8% per annum. As of September 30, 2002, the promissory note was extended for a six-month period, due on March 31, 2003. On November 8, 2002 the Company accepted 74,870 restricted shares of common stock of NanoPierce as full payment of the $43,424 due on the note ($39,900 plus accrued interest of $3,524.) The NanoPierce stock was valued at the closing bid price of $0.58 on November 8, 2002.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following documents are filed as a part of this Report.

          Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT NO.  DESCRIPTION

       2(3)  Agreement for Purchase of Ownership Interest, dated
             October 20, 2003, by and between, Brunetti DEC, LLC and the Company.
    10.1(1)  1995 Compensatory Stock Option Plan.
    10.2(2)  Employment Agreement, dated June 1, 2002, between Paul H.
             Metzinger and the Company.
    10.3(4)  Employment Agreement, dated October 1, 2003, between Kristi J.
             Kampmann and the Company.
    10.4(4)  Code of Ethics
        11*  Statement Regarding Computation of Per Share Earnings.
        21*  List of Subsidiaries of Intercell International Corporation
        23*  Consent of Independent Registered Public Accounting Firm
        31*  Certifications pursuant to Section 302 of the Sarbanes-
             Oxley Act
        32*  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed  herewith.

     1. Incorporated by reference to the Company's current Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
     2.   Form  10-KSB  for  the  fiscal  year  ended  September  30,  2002.
     3.   Current  Report  on  Form  8-K,  dated  October  20,  2003.
     4.   Form  10-KSB  for  the  fiscal  year  ended  September  30,  2003.


     (b)  Reports on Form 8-K:

          - Current Report on Form 8-K, dated September 24, 2004, filed with the Securities and Exchange Commission on September 30, 2004 (Regarding the resignation of the Chief Executive Officer and a director of the Company and the appointment of a new Chief Executive Officer and director).

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The aggregate fees billed by Gelfond Hochstadt Pangburn, P.C., the Company's independent registered public accounting firm, for professional services in the fiscal years ended September 30, 2004 and 2003 are as follows:

     Services Rendered         2004          2003
     ------------------       -------       -------

     Audit Fees               $44,290       $35,920
     Audit Related Fees             0             0
     All Other Fees                 0             0

The Company's corporate tax returns are prepared by the firm of Thompson & Lowe, P.C. Fees for the fiscal year ended September 30, 2004 and 2003 were $6,500 and $6,530, respectively.

The engagement of the auditors was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended September 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERCELL  INTERNATIONAL  CORPORATION,
                                    (A  Nevada  Corporation)

Date:  December  20,  2004          By  /s/ Paul  H.  Metzinger
                                        ----------------------------------
                                        Paul  H.  Metzinger,  Director,  Chief
                                        Executive  Officer  &  President

Date:  December  20,  2004          By  /s/  Kristi  J.  Kampmann
                                        ----------------------------------
                                        Chief  Financial  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date:  December  20,  2004          By  /s/  R.  Mark  Richards
                                        ----------------------------------
                                        R.  Mark  Richards,  Director


Date:  December  20,  2004          By  /s/  Charles  E.  Bauer
                                        ----------------------------------
                                        Charles  E.  Bauer,  Director


Date:  December  20,  2004          By  /s/  Kevin  B.  Waide
                                        ----------------------------------
                                        Kevin  B.  Waide,  Director


Date:  December  20,  2004          By  /s/  Mallory  Smith
                                        ----------------------------------
                                        Mallory  Smith,  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report covering the Company's fiscal year ended September 30, 2004, nor any proxy material, has been sent to security holders of the Company.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY

                        Consolidated Financial Statements

                           September 30, 2004 and 2003

         (With Report of Independent Registered Public Accounting Firm)

                        CONSOLIDATED FINANCIAL STATEMENTS

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY

                   Index to Consolidated Financial Statements


                                                                     Page
                                                                     ----

Report of Independent Registered Public Accounting Firm              F-3

Consolidated Balance Sheet - September 30, 2004                      F-4

Consolidated Statements of Operations and Comprehensive Loss -
      Years ended September 30, 2004 and 2003                        F-5

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit) - Years ended September 30,
     2004 and 2003                                                   F-6

Consolidated Statements of Cash Flows - Years ended
     September 30, 2004 and 2003                                     F-8

Notes to Consolidated Financial Statements                           F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Intercell International Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Intercell International Corporation and subsidiary as of September 30, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell International Corporation and subsidiary as of September 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $1,661,285 for the year ended September 30, 2004, and an accumulated deficit of $38,833,045 as of September 30, 2004. In addition, in October 2004, the Company discontinued the operations of its operating subsidiary, Brunetti DEC, LLC. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
December 3, 2004

                INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                            Consolidated Balance Sheet
                                September 30, 2004


                              Assets
                              ------
Current assets:
  Cash and cash equivalents                                          $    197,691
  Accounts receivable                                                      28,440
  Inventory                                                                 3,817
                                                                     -------------
    Total current assets                                                  229,948
                                                                     -------------

Property and equipment:
  Office equipment and furniture                                           24,020
  Less accumulated depreciation                                          ( 17,896)
                                                                     -------------
                                                                            6,124
                                                                     -------------
Other assets:
  Deposits                                                                  1,600
  Investment securities available for sale (Note 4)                        19,784
                                                                     -------------
                                                                           21,384
                                                                     -------------

      Total assets                                                   $    257,456
                                                                     =============

               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:
  Accounts payable                                                   $    177,296
  Accrued payroll                                                         122,489
  Related party payable                                                    25,035
  Lines of credit (Note 6)                                                 20,872
  Derivative instruments (Note 4)                                           1,050
                                                                     -------------

      Total liabilities (all current)                                     346,742
                                                                     -------------

Commitments and contingencies (Note 9)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding              -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,930,073 shares issued and outstanding                               23,930
  Additional paid-in capital                                           38,700,045
  Accumulated other comprehensive income                                   19,784
  Accumulated deficit                                                 (38,833,045)
                                                                     -------------
      Total stockholders' deficit                                     (    89,286)
                                                                     -------------

        Total liabilities and stockholders' deficit                  $    257,456
                                                                     =============

See accompanying notes to consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended September 30, 2004 and 2003


                                            2004          2003
                                        -------------  ----------

Revenues                                $    599,520           -
Cost of revenues                             359,935           -
                                        -------------  ----------

Gross profit                                 239,585           -
                                        -------------  ----------

General and administrative expense       ( 1,771,266)  ( 254,011)
Impairment of client contracts and
  relationships (Note 1)                 (   494,317)          -
                                        -------------  ----------
                                         ( 2,265,583)  ( 254,011)
                                        -------------  ----------

Loss from operations                      (2,025,998)   (254,011)
                                        -------------  ----------

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 4)                 272,494      99,225
  Unrealized gain(loss) on derivative
    instruments (Note 4)                      33,870   (   2,777)
  Minority interest in loss of
    subsidiary (Note 5)                       54,944           -
  Interest income                              4,465         830
  Equity in losses of
    affiliate (Note 4)                             -   (  57,674)
  Interest expense                        (    1,060)  (      96)
                                        -------------  ----------
                                             364,713      39,508
                                        -------------  ----------

Net loss                                 ( 1,661,285)   (214,503)
                                        -------------  ----------

Other comprehensive income;
  change in unrealized gain on
    securities available for sale             19,784           -
                                        -------------  ----------

Total comprehensive loss                $ (1,641,501)  ( 214,503)
                                        =============  ==========

Basic and diluted net loss per
  share                                 $ (     0.08)  (    0.02)
                                        =============  ==========

Weighted average number of common
   shares outstanding                     20,394,150   8,669,662
                                        =============  ==========

See accompanying notes to consolidated financial statements.

                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                    Years Ended September 30, 2004 and 2003



                                Common Stock       Warrants to    Additional                        Total
                             -------------------     Acquire        Paid-In     Accumulated     Stockholders'
                              Shares     Amount    Common Stock     Capital       Deficit     Equity (Deficit)
                             ---------  --------  --------------  -----------  -------------  -----------------

Balances, October 1, 2002    8,651,251  $  8,651  $      10,000   $36,861,517  $(36,957,257)  $        (77,089)

Common stock and warrants
  issued for services,
  including deferred
  investor relations
  services                     420,000       420              -       219,580             -            220,000

Expired warrants                     -         -        (10,000)       10,000             -                  -

Forgiveness of accrued
  payroll owed to
  officer/shareholder
  (Note 7)                           -         -              -        75,000             -             75,000

Contribution of services
  by officer/shareholder
 (Note 7)                            -         -              -         6,250             -              6,250

Contribution of NanoPierce
  shares by directors
  (Note 4)                           -         -              -        14,250             -             14,250

Net loss                             -         -              -             -    (  214,503)        (  214,503)
                             ---------  --------  --------------  -----------  -------------  -----------------

Balances,
  September 30, 2003         9,071,251  $  9,071  $           -   $37,186,597  $(37,171,760)  $         23,908
                             =========  ========  ==============  ===========  =============  =================


                                                    (Continued)

                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                     Years Ended September 30, 2004 and 2003
                                                   (Continued)


                                                                  Accumulated
                              Common     Stock     Additional        Other                           Total
                            ----------  --------     Paid-In     Comprehensive    Accumulated    Stockholders'
                              Shares     Amount      Capital         Income         Deficit     Equity(Deficit)
                            ----------  --------  -------------  --------------  -------------  ----------------

Balances, October 1, 2003    9,071,251   $9,071    $37,186,597   $            -  $(37,171,760)  $        23,908

Common stock and warrants
  issued for cash           12,664,285    12,664     1,184,336                -             -         1,197,000

Common stock issued upon
  exercise of option         2,000,000     2,000       198,000                                          200,000

Common stock issued for
  purchase of assets
  (Note 3)                      93,750        94        29,906                -             -            30,000

Warrants issued for cash             -         -        19,839                -             -            19,839

Warrant issued in partial
  satisfaction of note
  payable                            -         -        11,661                -             -            11,661

Option issued in
  connection with sale of
  affiliate common stock
  (Note 4)                           -         -        59,807                -             -            59,807

Common stock issued upon
  cashless exercise of
  warrants                     100,787       101   (       101)               -             -                 -

Contribution of services
  by officer/stockholder
  (Note 7)                           -         -        10,000                -             -            10,000

Net loss                             -         -             -                -   ( 1,661,285)      ( 1,661,285)

Other comprehensive
  income:
  Change in unrealized
   gain on securities
   available for sale                -         -             -           19,784             -            19,784
                            ----------  --------  -------------  --------------  -------------  ----------------
Balances,
  September 30, 2004        23,930,073  $ 23,930  $ 38,700,045   $       19,784  $(38,833,045)  $    (   89,286)
                            ==========  ========  =============  ==============  =============  ================

                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                       Years Ended September 30, 2004 and 2003



                                                               2004          2003
                                                           -------------  -----------
Cash flows from operating activities:
 Net loss                                                  $ (1,661,285)  (  214,503)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization expense                                          194,487            -
  Depreciation expense                                           17,894            -
  Amortization of prepaid investor relation services             89,618        5,382
  Common stock issued for investor relation services                  -      125,000
  Contribution of services by officer/stockholder                10,000        6,250
  Impairment of client contracts and relationships              494,317            -
  Bad debt expense                                              118,000
  Unrealized (gain)loss on derivative instruments            (   33,870)       2,777
  Gain on sale and exchange of affiliate stock               (  272,494)  (   99,225)
  Equity in losses of affiliate                                       -       57,674
  Minority interest in subsidiary                            (   54,944)           -
  Changes in operating assets and liabilities, net of
   business acquisition:
   Increase in accounts receivable                           (   14,028)           -
   (Increase) decrease in deposits and other assets          (    2,249)       5,000
   Decrease in accounts payable and accrued liabilities        (260,635)  (    8,918)
                                                           -------------  -----------
    Net cash used in operating activities                    (1,375,189)    (120,563)
                                                           -------------  -----------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrants to
   purchase affiliate stock                                     272,494      111,000
 Payment of notes receivable                                    135,000
 Cash acquired in business acquisition                              960            -
 Increase in notes receivable                                (  100,000)  (   35,000)
 Purchase of equipment                                          (26,777)           -
                                                           -------------  -----------
   Net cash provided by investing activities                    281,677       76,000
                                                           -------------  -----------

Cash flows from financing activities:
 Proceeds from sale of common stock, options and warrants     1,476,646            -
 Proceeds from note payable                                                   50,000
 Payment to minority members                                (    50,000)           -
 Payments on notes payable and lines of credit              (   143,744)           -
                                                           -------------  -----------
   Net cash provided by financing activities                  1,282,902       50,000
                                                           -------------  -----------

Net increase in cash and cash equivalents                       189,390        5,437

Cash and cash equivalents, beginning of year                      8,301        2,864
                                                           -------------  -----------

Cash and cash equivalents, end of year                     $    197,691        8,301
                                                           =============  ===========

                                   (Continued)

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Years Ended September 30, 2004 and 2003
                                   (Continued)


                                                              2004     2003
                                                             -------  ------
Supplemental disclosure of non-cash investing and
  financing activities:
Forgiveness of accrued payroll owed to officer/shareholder   $     -  75,000
Warrant issued in partial satisfaction of note payable        11,661       -
Note receivable satisfied in connection with extinguishment
  of note payable                                             20,200       -
Common stock issued for purchase of assets                    30,000       -
Increase in investment securities available for sale and
  related unrealized gain                                     19,784       -
Reduction in related party receivable and accrued interest
  in exchange for affiliate common stock                           -  43,424
Sale of affiliate common stock for note receivable                 -  20,200
Issuance of warrant for deferred investor relation services        -  94,540
Contribution of NanoPierce shares by director                      -  14,250

  See accompanying notes to consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


1.  BASIS  OF  PRESENTATION,  BUSINESS,  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
--------------------------------------------------------------------------------
POLICIES:
---------


BASIS OF PRESENTATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company), and beginning in October 2003, a 60% controlling interest in Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company. On January 30, 2004, the Company acquired the remaining 40% interest in Brunetti (Note 3). During the three months ended December 31, 2003 and through January 30, 2004, the net loss incurred by Brunetti exceeded the minority interest in the equity (deficiency) of Brunetti. The excess of losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the acquisition, and during the fiscal year ended September 30, 2003, the Company had no revenue producing operations.

Through September 30, 2004, Brunetti activities mainly consisted of consulting, design, engineering and construction services for the installation of new communication technology systems consisting of voice, video and data and fiber optic network wiring, as well as cabling and fixed wireless infrastructures. On October 11, 2004, the Company discontinued the operations of Brunetti and commenced a self-liquidation of Brunetti.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and lines of credit approximate their carrying amounts due to the short maturities of these instruments. Management is not able to practicably estimate the fair value of the related party payable due to the related party nature of the underlying transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003

INVENTORY

Inventory consists primarily of equipment for use in the construction of wireless networks by Brunetti and is stated at the lower of cost (first-in, first-out) or market value.

CONCENTRATION OF CREDIT RISK

Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company maintains on allowance for potential credit losses based upon its loss history and its aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At September 30, 2004, no allowance for doubtful accounts receivable was deemed necessary by the Company. During the year ended September 30, 2004, three customers accounted for 13%, 24% and 32% of the Company's revenue, and one vendor accounted for 12% of the Company's cost of revenues.

DEFFERED INVESTOR RELATION SERVICES

In September 2003, the Company entered into a one-year contract for investor relation services with a third party. Compensation included a non-refundable retainer fee, which consisted of 420,000 shares of the Company's common stock, valued at $125,000, and a warrant to purchase up to 580,000 shares of the Company's common stock valued at $95,000(Note 7). The non-refundable retainer fee ($125,000) was expensed in September 2003. The deferred portion of investor relation services ($95,000) was amortized over the one-year term of the agreement as services were performed.

AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of 164,870 shares of common stock of NanoPierce Technologies, Inc. ("NanoPierce") (Note 4). These securities are carried at fair value ($19,784 at September 30, 2004) based upon quoted market prices. Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income (loss), included as a separate item in stockholders' equity (deficit). The Company reported an increase in the unrealized gain on available for sale securities of $19,784 in 2004. Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

IMPAIRMENT OF INTANGIBLE AN FIXED ASSETS

Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current and projected operational activities, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from the long-lived assets are less than the carrying amounts of unamortized assets.

In connection with the October 2003 acquisition of Brunetti, the Company allocated the excess of the purchase price of the controlling interest in Brunetti over the net tangible assets of Brunetti to client contracts and relationships (Note 3).

The client contracts and relationships were recorded at an estimated fair value of $636,500, and were assigned a useful life of three years. Amortization expense of $194,487 was recorded for the year ended September 30, 2004.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


During the fourth quarter ended September 30, 2004, the Company made a decision to provide an impairment loss for the remaining carrying value of the client contracts and relationships and certain fixed assets. This decision was based on factors including the Company's evaluation of past and current operating results, and the decision to discontinue Brunetti operations in October 2004. As a result of this decision, the Company recorded an impairment charge of $494,317 in the fourth quarter ended September 30, 2004. Brunetti is to be presented as discontinued operations beginning in the first fiscal quarter ending December 31, 2004.

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

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

REVENUE AND COST RECOGNITION

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company recognizes revenue in accordance with SAB 101 and SAB 104. The changes noted in SAB 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                  2004          2003
                                              ------------  ------------

     Net loss, as reported                    $(1,661,285)  (   214,503)
     Total stock-based employee compensation
     expense determined under fair value
     based method for all awards               (1,733,000)            -
                                              ------------  ------------

     Net loss, pro forma                      $(3,394,285)  (   214,503)
                                              ============  ============
     Net loss per share, as reported          $(     0.08)  (      0.02)
     Net loss per share, pro forma            $(     0.17)  (      0.02)

The fair value of options granted during the year ended September 30, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected dividend yield                        0%
     Expected stock price volatility          93%-127%
     Risk-free interest rate               1.28%-3.73
     Expected life of options               6.5 years

No options were granted during the year ended September 30, 2003.

LOSS PER SHARE

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (12,396,350 shares at September 30, 2004 and 918,850 shares at September 30,
2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


INCOME TAXES

Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

COMPREHENSIVE INCOME:

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available for sale securities to be included in comprehensive income.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 for certain VIE's created before February 2003 to the first fiscal period that ends after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a special purpose entity or a VIE, management does not expect the adoption of FIN 46 will not impact the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


2   GOING  CONCERN  AND  MANAGEMENT'S  PLANS:
---------------------------------------------

The Company's consolidated financial statements for the year ended September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,661,285 for the year ended September 30, 2004, and an accumulated deficit of $38,833,045 as of September 30, 2004. In addition, in October 2004, Brunetti ceased operations and the Company began liquidating the assets of Brunetti.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, the Company is in discussions with various parties attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. However, the Company cannot provide any assurance it will be able to raise funds through a further issuance of debt or equity in the Company.

3   BUSINESS  ACQUISITIONS:
---------------------------

BRUNETTI  ACQUISITION

On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti in exchange for a $700,000 cash contribution to Brunetti. In connection with the acquisition, the two founding members of Brunetti each received an option to purchase up to 500,000 shares of the Company's common stock (Note 7). The two founding members entered into 5-year employment agreements with Brunetti and also received a signing bonus of $50,000 each, which was recorded as general and administrative expense in October 2003.

On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti in exchange for a $300,000 cash contribution to Brunetti. In connection with this acquisition, the two founding members of Brunetti each received an additional option to purchase up to 500,000 shares of the Company's common stock (Note 7), and they each received a cash payment of $10,000, which was recorded as general and administrative expense in January 2004.

Brunetti  is  a  Denver,  Colorado-based  company, and through October 11, 2004,
Brunetti provided consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provided services primarily to state, municipal and local governments in the United States. As a limited liability company, Brunetti is not subject to income taxes. Instead, each member is taxed on its proportionate share of Brunetti's taxable income or each member deducts its proportionate share of taxable loss.

The acquisition of Brunetti was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. The Company and Brunetti agreed to utilize acquisition dates of October 31, 2003 and January 31, 2004 for accounting purposes.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


The allocation of the purchase price was made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $636,500 was allocated to client contracts and relationships, which represented management's best estimate of the fair value of the client contracts and relationships as of the date of the acquisition.

The following table reflects the estimated fair value of the assets acquired and the liabilities assumed in the purchase of the 60% controlling interest in Brunetti. The acquisition of the 40% minority interest in January 2004 did not affect the allocation.

          Assets acquired:
               Accounts receivable                 $      112,485
               Property and equipment                      19,540
               Deposits                                     3,167
               Client contracts and relationships         636,500

          Liabilities assumed:
               Accounts payable and accrued
                 expenses                            (    525,731)
               Payable to minority members           (     55,534)
               Note payable and lines of credit      (    136,443)
               Minority interest                     (     54,944)
                                                   ---------------

          Net cash acquired                        $ (        960)
                                                   ===============

The following table reflects unaudited pro forma results of operations of the Company assuming that the Brunetti acquisition had occurred on October 1, 2003 and 2002, respectively:

                                                Year Ended
                                               September 30,
                                        --------------------------
                                            2004          2003
                                        -------------  -----------

          Revenues                      $    771,000      975,000
          Net loss                      $( 1,816,000)    (739,000)
                                        =============  ===========
          Basic and diluted
            Net loss per share          $(      0.09)  (     0.04)
                                        =============  ===========
          Weighted average shares used
            in per share calculation      20,394,150   19,390,210
                                        =============  ===========

On October 11, 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. The Company intends to utilize the proceeds from the self-liquidation to settle outstanding debts to the extent possible. In addition, as a result of the decision to discontinue the operations of Brunetti and liquidate its assets, the Company recorded an impairment charge of $494,317 in the quarter ended September 30, 2004, which represented the remaining carrying value of the client contracts and relationships and certain fixed assets as of September 30, 2004.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


At September 30, 2004, the carrying values of Brunetti's assets and liabilities are as follows:

            Cash                              $ 33,759
            Accounts receivable                 28,440
            Inventory                            3,817
                                              --------
             Total current assets               66,016
                                              --------

            Office furniture and
              equipment, net                     4,013
            Deposits                             1,600
                                              --------
                                                 5,613
                                              --------
            Total assets                      $ 71,629
                                              ========

            Accounts payable                  $128,015
            Related party payable               25,035
            Lines of credit                     20,872
            Accrued payroll                    122,489
                                              --------
              Total liabilities (1)
                (all current)                 $296,411
                                              ========

(1) Liabilities above do not include payables to Intercell International Corporation of approximately $381,000 at September 30, 2004.

At September 30, 2004, the liabilities of Brunetti exceed the assets of Brunetti and proceeds from the liquidation of Brunetti assets are not expected to be sufficient to meet all obligations of Brunetti.

ASSET ACQUISITION

On June 15, 2004, Brunetti signed an agreement with NetUnwired, LLC ("NetUnwired"), a Colorado limited liability company, to acquire all of NetUnwired's marketing rights, brand name, customer lists, contracts and distributor/VAR (Value Added Reseller) agreements. As consideration for the acquisition, the Company issued to the owner of NetUnwired, 93,750 shares of its restricted common stock valued at $30,000, the market price of the common stock on the date of acquisition. In addition, the Company granted to the owner of NetUnwired an option to purchase up to 500,000 shares of the Company's common stock. Exercisability of the option is contingent upon the individual's ability to develop and perform $2 million of new project revenue (as defined) during the 12-month period ending June 15, 2005. The assets acquired were recorded as intangible assets and were being amortized over 3 years. However, these assets were determined to be impaired in the fourth quarter ended September 30, 2004 in connection with the decision to discontinue the operations of Brunetti, and therefore the Company recorded an impairment charge of $30,000. In December 2004, NetUnwired agreed to return the 93,750 shares of restricted common stock, as well as the stock options to the Company in exchange for the marketing rights, brand name, customer lists, contracts and distributor/VAR agreements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


4  INVESTMENT  IN  NANOPIERCE  AND  RELATED  TRANSACTIONS:
-------------------------------------------------------------------------------

As of September 30, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce. Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. On September 30, 2004, the President/CEO of NanoPierce was re-appointed as the CEO/President of the Company and to the board of directors of the Company. Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

NanoPierce has been engaged in the design, development and licensing of products using its intellectual property, the PI Technology. The PI Technology consists of patents, pending patent applications, patent applications in preparation, trade secrets, trade names, and trade marks. The PI Technology is designed to improve electrical, thermal and mechanical characteristics of electronic products. NanoPierce has designated and is commercializing its PI Technology as the NanoPierce Connection System (NCS) and markets the PI Technology to companies in various industries for a wide range of applications. Nanopierce made a decision to abandon its PI Technology during its fourth quarter ended June 30, 2004 and is pursuing business opportunities through its subsidiaries and equity investments. NanoPierce has not realized any significant revenues through September 30, 2004.

The Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 11.7% at October 1, 2002 to approximately 9.7% at September 30, 2003, and to approximately 0.5% at September 30, 2004.

The Company's ownership interest in NanoPierce decreased by approximately 9.2% during the fiscal year ended September 30, 2004, due primarily to the Company's sale of 5,911,894 shares of NanoPierce in December 2003, discussed below.

At September 30, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 300,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


SALES OF NANOPIERCE COMMON STOCK

Year ended September 30, 2004

In December 2003, the Company sold to an unrelated third party, 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock (Note 7) for cash of $332,301. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($272,494) and the option ($59,807), resulting in a gain on the sale of NanoPierce stock of $272,494. Primarily as a result of this transaction, the Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 9.7% at October 1, 2003, to approximately 0.5% at September 30, 2004.

Year ended September 30, 2003

During the year ended September 30, 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company and assists the Company from time to time with its financing activities. In exchange for the NanoPierce shares, the Company received a promissory note of $20,200 (Note 5). The closing market price of the NanoPierce common stock on the date of the sale was $0.28 per share (the shares were sold at $0.13 per share, a 50% discount from market, due to the restricted marketability of the shares). The carrying value of the NanoPierce shares held by the Company was $0. As a result, the Company recorded a $20,000 gain on the sale of affiliate stock.

During the year ended September 30, 2003, the Company sold to unrelated third parties, 200,842 restricted shares of NanoPierce common stock held by the Company for cash of $61,225. The Company sold 166,667 shares for $0.30 per share and sold 34,175 shares for $0.33 per share. The closing market prices of the NanoPierce common stock on the transaction dates was $0.62 and $0.70 per share, respectively. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $61,225.

WARRANTS TO PURCHASE NANOPIERCE COMMON STOCK

During the year ended September 30, 2003, the Company sold 100,000 restricted shares of NanoPierce common stock and granted two warrants to purchase up to 300,000 shares of NanoPierce common stock held by the Company, to a third party for $50,000 cash. Each warrant grants the third party the right to purchase up to 150,000 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The closing bid price of the NanoPierce common stock at the date of the grant was $0.69 per share. The warrants are exercisable immediately; one warrant expired in October 2004, and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000, and the 100,000 shares of NanoPierce common stock were valued at $18,000. The carrying value of the NanoPierce shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $18,000. These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At September 30, 2004, neither warrant had been exercised and the fair value of the derivatives was estimated to be $1,050. An unrealized gain of $33,870 was recognized during the fiscal year ended September 30, 2004, and an unrealized loss of $2,777 was recognized during the year ended September 30, 2003.

5  RELATED  PARTY  NOTES  AND  ADVANCES  RECEIVABLE:
----------------------------------------------------

In September 2003, the Company loaned $35,000 to NanoPierce, an affiliate of the Company at the time, in exchange for a 7% unsecured promissory note, due in September 2004. In November 2003, the Company loaned an additional $100,000 to NanoPierce in return for a 7% promissory note, collateralized by an assignment of 51% of the proceeds, if any, that NanoPierce might receive as a result of a pending NanoPierce lawsuit. In January 2004, both promissory notes were paid in full.

In September 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company and assists the Company from time to time with its financing efforts. In exchange for the NanoPierce shares, the Company received a 7% promissory note for $20,200. In October 2003, the note was satisfied in connection with the extinguishment of a note payable (Note 6).

In November 2002, the Company received 74,870 shares of NanoPierce valued at $43,424 ($0.58 per share; the closing bid price of the NanoPierce common stock on the date of exchange) in satisfaction of a $39,000 promissory note and related accrued interest of $4,424 due from an officer of the Company.

6  NOTES  PAYABLE  AND  LINES  OF  CREDIT:
------------------------------------------

Related Party Note Payable

In September 2003, a shareholder loaned the Company $50,000 in exchange for a 7% unsecured promissory note that was due in September 2004. In October 2003, the Company paid the note.

Lines of Credit

At September 30, 2004, Brunetti has a $50,000 line of credit that bears interest at prime plus 2% and that is collateralized by accounts receivable and equipment. The amount due under this line of credit at September 30, 2004 is $10,838. This line of credit is in default.

Brunetti also has available a $10,000 line of credit with a finance company that bears interest at 23%. The amount due under this line of credit at September 30, 2004 is $10,034. This line of credit is in default.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


7  STOCKHOLDERS'  EQUITY  (DEFICIT):
------------------------------------

COMMON STOCK

During the year ended September 30, 2004, the Company issued 2,000,000 shares of restricted common stock upon the exercise of an option for $200,000 to purchase such shares at $0.10 per share. The Company also issued 100,787 shares of its restricted common stock as a result of the cashless exercise of warrants to acquire 180,000 shares of common stock.

During the year ended September 30, 2004, the Company issued 10,750,000 shares of restricted common stock and warrants exercisable into 3,225,000 shares of its restricted common stock for cash of $1,075,000. The warrants have an exercise price of $0.10 per share, a term of 5 years and provide for cashless exercise. In addition, the Company issued 1,714,285 shares of its restricted common stock for cash of $120,000. The shares were issued at a 50% discount from the closing market price of $0.14 per share to an officer/director of the Company and a related party.

During the year ended September 30, 2004, the Company issued 200,000 shares of restricted common stock for cash of $2,000 to an investor in exchange for certain warrants previously issued to this investor.

CAPITAL TRANSACTIONS

2004 Transactions

During the fourth quarter ended September 30, 2004, an officer of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $10,000, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

2003 Transactions

In May 2003, an officer/shareholder of the Company forgave $75,000 of accrued salary. This officer/shareholder provided additional services for no compensation through September 30, 2003. These additional services were estimated to be valued at $6,250, which was recorded as expense. The Company has accounted for the forgiveness of accrued salary and additional services rendered as capital transactions, which resulted in an increase in additional paid-in capital.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


STOCK OPTIONS

The Company has established a Compensatory Stock Option Plan (the "1995 Plan" or the "Option Plan") and has reserved 10,000,000 shares of common stock for issuance under the Option Plan. Incentive stock options can be granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock's fair market value at the date of grant or the date the exercise price of any such option is modified. Vesting provisions are determined by the board of directors. All stock options expire 10 years from the date of grant.

A summary of the status of the Option Plan is as follows:

                                                   September 30,
                                            2004                 2003
                                    -----------------------------------------
                                                Weighted            Weighted
                                                 Average             Average
                                                Exercise            Exercise
                                     Shares       Price    Shares     Price
                                    ---------   ---------  -------  ---------
     Outstanding at beginning of
       year                           338,850   $   17.74  338,850  $   17.74
     Granted                        4,750,000        0.43        -          -
     Cancelled                      ( 117,500)       8.19        -          -
     Exercised                              -           -        -          -
                                    ----------  ---------  -------  ---------
     Outstanding at end of year     4,971,350   $    1.43  338,850  $   17.74
                                    ==========             =======

     Options exercisable at end of
       year                         4,971,350   $    1.62  338,850  $   17.74

The following table summarizes information about stock options outstanding as of September 30, 2004:

              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
              -------------------                      -------------------
                                                 Weighted
     Range of                  Remaining          Average
     Exercise      Number of  Contractual        Exercise   Number of  Exercise
     Prices         Options      Life              Price     Options     Price
     ------------  ---------  -----------        ---------  ---------  ---------
     0.40-0.99     4,750,000          9.2 years  $    0.43  4,750,000  $    0.43
     1.00-10.00      158,500          2.6             8.12    158,500       8.12
     15.00-30.00      14,800          2.2            18.60     14,800      18.60
     40.00-80.00      48,050          1.9            64.06     48,050      64.06
                   ---------  -----------        ---------  ---------  ---------
                   4,971,350          8.9 years  $    0.74  4,971,350  $    0.74
                   =========                                =========

During the year ended September 30, 2004, the Company granted options to purchase up to 500,000 shares of common stock to an officer/director of the Company. This option has an exercise price of $0.14 per share (equivalent to the market value of the Company's common stock at the grant date), a term of 10 years, and provides for cashless exercise.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


During the year ended September 30, 2004, the Company granted options to purchase up to 1,250,000 shares of common stock to officers/directors of the Company and an option to purchase 500,000 shares of common stock to an employee of its subsidiary, Brunetti. These options have an exercise price of $0.41 per share (equivalent to the market value of the Company's common stock at the grant date), a term of 10 years, and provide for a cashless exercise.

During the year ended September 30, 2004, the Company granted options to purchase up to 1,500,000 shares of common stock to officers/directors of the Company and options to purchase up to 1,000,000 shares of common stock to employees of its subsidiary, Brunetti. The options have an exercise price of $0.51 per share (equivalent to the market value of the Company's common stock at the grant date), a term of 10 years and provide for cashless exercise.

During the year ended September 30, 2004, options to purchase up to 117,500 shares of common stock were cancelled.

WARRANTS

At September 30, 2004, the following warrants to purchase common stock were outstanding:

          Number of common  Exercise
           shares covered   ---------
            by warrants       Price         Expiration Date
          ----------------  ---------  -------------------------

                 6,145,000  $    0.10    September- October 2008
                   580,000       0.20         September 2006
                   700,000       0.25         February  2009
          ----------------
                 7,425,000
          ================


During the year ended September 30, 2004, the Company issued warrants exercisable into 700,000 shares of the Company's restricted common stock. The warrants have an exercise price of $0.25 per share and expire in February 2009. The warrants were purchased by an unrelated third party for $500.

During the year ended September 30, 2004, the Company issued warrants to purchase 1,933,926 restricted common shares for cash of $19,839. The warrants were issued for working capital and have an exercise price of $0.10 per share, a term of 5 years, and provide for cashless exercise.

During the year ended September 30, 2004, the Company issued a warrant to purchase 1,166,074 restricted common shares as partial payment on a $50,000 promissory note. The value of the warrant was estimated to be $11,661. The warrant has an exercise price of $0.10 per share, a term of 5 years, and provides for cashless exercise.

During the year ended September 30, 2004, the Company issued warrants to purchase 3,225,000 restricted common shares as part of an equity financing. The warrants have an exercise price of $0.10 per share, a term of 5 years, and provide for cashless exercise. During the year ended September 30, 2004 the Company issued 100,787 shares of restricted common stock upon the cashless exercise of 180,000 warrants.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


During the year ended September 30, 2003, the Company entered into a one-year contract for investor relation services with a third party. Compensation included a warrant exercisable into 580,000 shares of the Company's restricted common stock. The warrant, which is fully vested, exercisable and was non-forfeitable upon issuance, has an exercise price of $0.20 per share and expires in 2006. The warrant was valued at approximately $95,000 using the Black-Scholes pricing model. The value assigned to the warrant was amortized over the one-year term of the agreement, as services were performed, of which $90,000 was expensed during the year ended September 30, 2004 and $5,000 was expensed during the year ended September 30, 2003.

8  INCOME  TAXES:
-----------------

The Company did not incur income tax expense for the years ended September 30, 2004 and 2003. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                              Years Ended
                                              September 30,
                                         ---------------------
                                            2004       2003
                                         ----------  ---------

Expected income tax benefit              $(565,000)  $(73,000)
State income taxes                         (60,000)    (8,000)
Change in valuation allowance              625,000     81,000
                                         ----------  ---------
                                         $       -   $      -
                                         ==========  =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2004 are as follows:

     Deferred tax assets (non-current):
       Net operating loss carryforwards  $   1,600,000
       Intangible assets                       160,000
     Less valuation allowance             (  1,760,000)
                                         --------------
       Net deferred tax assets           $           -
                                         ==============

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $4,170,000 and a capital loss carryforward of approximately $5,170,000 after giving effect to an ownership change and liquidation of certain subsidiaries. The net operating losses expire from 2005 to 2024. The Company's net operating loss carryforwards are subject to annual limitations which may defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


9  COMMITMENTS  AND  CONTINGENCIES:
-----------------------------------

Office  Leases

The Company shares office space with NanoPierce. NanoPierce, which leases the space, paid all of the required lease payments during the 2004 and 2003 fiscal years. During the year ended September 2004, the Company reimbursed NanoPierce $7,000 in rent expense. The portion of the lease expense allocated to the Company was not material during 2003.

The Company, through its subsidiary, has also entered into certain facilities and equipment leases. The leases are non-cancelable operating leases that expire through December 2009. Future minimum lease payments under these operating leases are as follows:


                 Year ending
                September 30,
                -------------

                    2005           $ 58,507
                    2006             61,927
                    2007             62,195
                    2008             63,505
                    2009             16,121
                                   --------
                                   $262,255
                                   ========


Aggregate rental expense under operating leases was $61,245 for the year ended September 30, 2004.

The landlord of the premises leased by Brunetti has filed legal action against Brunetti to enforce its rights under the lease after Brunetti ceased operations and vacated the premises. The Company estimates such expense to be $13,005 through December 31, 2004.

Litigation

Certain former employees of Brunetti have filed claims for unpaid wages and other expenses against the Company and Brunetti in the Small Claims Court of Denver County, Colorado. Management believes the Company has adequately accrued for these claims at September 30, 2004. In addition, a claim of approximately $230,000 has been made against Brunetti, which management believes is without merit and that the Company intends to vigorously contest.

The lessor of the premises leased by Brunetti has filed legal action against Brunetti to enforce its rights under the lease after Brunetti ceased operations and vacated the premises. Damages have yet to be determined.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company, is not prepared to be material.