Form 10QSB
period 2004-12-31
INTERCELL INTERNATIONAL CORP
filed 2005-02-22
CIK 745655

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                      Nevada                           84-0928627
         --------------------------------       -----------------------
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

As of February 22, 2005 there were 23,836,323 shares of the registrant's sole class of common shares outstanding.

Transitional  Small  Business  Disclosure  Format     Yes         No   X
                                                           ---        ---

PART I -                          FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements                                        Page
                                                                                 ----
           Report of Independent Registered Public Accounting Firm                F-1

           Condensed Consolidated Balance Sheet - December 31, 2004               F-2

           Condensed Consolidated Statements of Operations  and
             Comprehensive Loss- Three months ended
             December 31, 2004 and 2003                                           F-3

           Condensed Consolidated Statement of Changes in Stockholders'
             Deficit -Three months ended December 31, 2004                        F-4

           Condensed Consolidated Statements of Cash Flows -
             Three months ended December 31, 2004 and 2003                        F-5

           Notes to Condensed Consolidated Financial Statements                   F-7

Item 2.    Management's Discussion and Analysis                                     1

Item 3.    Controls and Procedures                                                  3

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds              3

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                         4

           SIGNATURES                                                               5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Intercell International Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of December 31, 2004, the related condensed consolidated statements of operations and comprehensive loss, and cash flows for the three-month periods ended December 31, 2004 and 2003, and the condensed consolidated statement of changes in stockholders' deficit for the three-month period ended December 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ GHP HORWATH, P.C.

Denver, Colorado
February  18,  2005

                INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                       Condensed Consolidated Balance Sheet
                                 December 31, 2004
                                    (Unaudited)


                                Assets
                                ------
Current assets:
  Cash and cash equivalents                                          $     75,667
  Restricted cash(Note 5)                                                  35,000
  Assets of discontinued operations (Note 2)                               14,803
                                                                     -------------
    Total current assets                                                  125,470
                                                                     -------------

Property and equipment, net                                                 1,900
                                                                     -------------

Other assets:
  Investment securities available for sale (Note 3)                        53,528
                                                                     -------------

       Total assets                                                  $    180,898
                                                                     =============

                Liabilities and Stockholders' Deficit
                -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                           $     63,326
  Note payable, related party (Note 5)                                     35,000
  Liabilities of discontinued operations (Note 2)                         302,474
                                                                     -------------
    Total liabilities (all current)                                       400,800
                                                                     -------------

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit (Note 6):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding              -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                               23,836
  Additional paid-in capital                                           38,723,059
  Accumulated other comprehensive income                                   53,528
  Accumulated deficit                                                ( 39,020,325)
                                                                     -------------
      Total stockholders' deficit                                    (    219,902)
                                                                     -------------

        Total liabilities and stockholders' deficit                  $    180,898
                                                                     =============

      See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                 Three Months Ended
                                                    December 31,
                                            -------------------------
                                                2004         2003
                                            ------------  -----------
General and administrative expense          $(   95,857)  (  109,991)
                                            ------------  -----------

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 3)                          -      259,195
  Unrealized gain on derivative
    instruments (Note 3)                            900        1,920
  Interest income                                    99        1,934
  Interest expense                          (       163)  (      260)
                                            ------------  -----------
                                                    836      262,789
                                            ------------  -----------

(Loss) income from continuing
  operations                                (    95,021)     152,798
                                            ------------  -----------

Discontinued operations; loss
  from operations of subsidiary
  (Note 2)                                  (    92,259)  (  262,966)
                                            ------------  -----------

Net loss                                    (   187,280)  (  110,168)
                                            ------------  -----------

Other comprehensive income;
  change in unrealized gain on
    securities available for sale (Note 3)       33,744       41,218
                                            ------------  -----------

Total comprehensive loss                    $(  153,536)  (   68,950)
                                            ============  ===========

Basic and diluted loss per share:
  (Loss) income from continuing
    operations                              $(     0.01)        0.01
  Loss from discontinued operations                   *   (     0.02)
                                            ------------  -----------

Net loss per share, basic and diluted       $(     0.01)  (     0.01)
                                            ============  ===========

Weighted average number of common
   shares outstanding                        23,858,741   17,386,004
                                            ============  ===========

*    Less than $(0.01) per share.

See accompanying notes to condensed consolidated financial statements.

                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                      Three Months Ended December 31, 2004
                                                   (Unaudited)

                                                                       Accumulated
                                       Common Stock      Additional       Other                           Total
                                 ----------------------    Paid-In    Comprehensive    Accumulated    Stockholders'
                                   Shares      Amount      Capital        Income         Deficit         Deficit
                                 -----------  ---------  -----------  --------------  -------------  ---------------
Balances, October 1, 2004        23,930,073   $ 23,930   $38,700,045  $       19,784  $(38,833,045)  $(      89,286)

Common stock in exchange
  for marketing
  rights (Note 6)                (   93,750)   (    94)           94               -             -                -

Contribution of services
  by officers/stockholders
  (Note 6)                                -          -        22,920               -             -           22,920

Net loss                                  -          -             -               -   (   187,280)   (     187,280)

Other comprehensive
  income:
  Change in unrealized
   gain on securities
   available for sale (Note 3)            -          -             -          33,744             -           33,744
                                 -----------  ---------  -----------  --------------  -------------  ---------------
Balances,
  December 31, 2004              23,836,323   $ 23,836   $38,723,059  $       53,528  $( 39,020,325)  $(    219,902)
                                 ===========  =========  ===========  ==============  =============  ===============

                     See accompanying notes to condensed consolidated financial statements.

                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                           --------------------------
                                                               2004          2003
                                                           -------------  -----------
Cash flows from operating activities:
 Net loss                                                  $(   187,280)  (  110,168)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                              92,259      262,966
  Amortization expense                                                -       34,274
  Depreciation expense                                              211            -
  Amortization of prepaid investor relation services                  -       23,829
  Contribution of services by officer/stockholder                22,920            -
  Unrealized gain on derivative instruments                 (       900)  (    1,920)
  Gain on sale and exchange of affiliate stock                        -   (  259,195)
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable
    and accrued liabilities                                      13,696   (   19,234)
                                                           -------------  -----------
    Net cash used in operating activities from
     continuing operations                                  (    59,094)  (   69,448)
                                                           -------------  -----------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrants to
   purchase affiliate stock                                           -      259,195
 Increase in notes receivable                                         -   (  100,000)
                                                           -------------  -----------
   Net cash provided by investing activities from
     continuing operations                                            -      159,195
                                                           -------------  -----------

Cash flows from financing activities:
 Proceeds from sale of common stock, options and warrants             -    1,169,446
 Increase in restricted cash                                (    35,000)           -
 Proceeds from note payable                                      35,000            -
 Payment on note payable                                              -      (18,139)
                                                           -------------  -----------
   Net cash provided by financing activities from
    continuing operations                                             -     1,151,307
                                                           -------------  -----------

Net cash used in discontinued operations                    (    29,171)  (  763,806)
                                                           -------------  -----------

Net (decrease) increase in cash and cash equivalents        (    88,265)     477,248

Cash and cash equivalents, beginning of period                  163,932        8,301
                                                           -------------  -----------

Cash and cash equivalents, end of period                   $     75,667      485,549
                                                           =============  ===========

                                     (Continued)

                INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)
                                    (Continued)

                                                               Three Months Ended
                                                                  December 31,
                                                             ---------------------
                                                                2004       2003
                                                             ----------  ---------
Supplemental disclosure of non-cash investing and
  financing activities:
Common stock returned in exchange for marketing rights       $       94          -
Warrant issued in partial satisfaction of note payable                -     11,661
Note receivable satisfied in connection with extinguishment
  of note payable                                                     -     20,200
Increase in investment securities available for sale and
  related unrealized gain                                        33,744     41,218

      See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)


1.  BASIS  OF  PRESENTATION,  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES:
-------------------------------------------------------------------------------

PRESENTATION  OF  INTERIM  INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company or Intercell), and beginning in October 2003, a 60% controlling interest in Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company. On January 30, 2004, the Company acquired the remaining 40% interest in Brunetti. In October 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004. It is the Company's opinion that when the interim consolidated financial statements are read in conjunction with the September 30, 2004 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $187,280 for the three months ended December 31, 2004, and an accumulated deficit of $39,020,325 as of December 31, 2004. In October 2004, Brunetti ceased operations (Note 2), and the Company no longer has any ongoing revenue-generating activities.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

MANAGEMENT'S  PLANS

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

STOCK-BASED  COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the three months ended December 31, 2004 and 2003, respectively, would have changed to the pro forma amounts indicated below:

                                             2004          2003
                                         ------------  ------------
Net loss, as reported                    $(  187,280)  (   110,168)
Total stock-based employee compensation
expense determined under fair value
based method for all awards                        -   ( 1,100,000)
                                         ------------  ------------

Net loss, pro forma                      $(  187,280)  ( 1,210,168)
                                         ============  ============
Net loss per share, as reported          $(     0.01)  (      0.01)
Net loss per share, pro forma            $(     0.01)  (      0.09)

The fair value of options granted during the three months ended December 31, 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                       0%
Expected stock price volatility             127%
Risk-free interest rate                    1.28%
Expected life of options              6.5 years

No options were granted during the three months ended December 31, 2004.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)
LOSS  PER  SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation of diluted loss per share, as the impact of the potential common shares (12,396,350 shares at December 31, 2004 and 9,713,850 shares at December 31, 2003) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain amounts previously reported in the December 31, 2003 condensed consolidated financial statements have been reclassified to conform to current year presentation.

2  DISCONTINUED  OPERATIONS:
----------------------------

Brunetti is a Denver, Colorado-based limited liability company, and through October 11, 2004, Brunetti provided consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provided services primarily to state, municipal and local governments in the United States.

On October 11, 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. The Company intends to utilize the proceeds from the self-liquidation to settle outstanding debts to the extent possible. Brunetti anticipates filing for protection under Chapter 7 of the United States Bankruptcy Code in the near future.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

At December 31, 2004, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

  Cash                    $ 14,803
                          --------
    Total assets
     (all current)        $ 14,803
                          ========

  Accounts payable        $161,724
  Related party payable     25,035
  Line of credit            10,578
  Accrued payroll          105,137
                          --------
    Total liabilities
      (all current)(1)    $302,474
                          ========

     (1) Liabilities above do not include payables to Intercell International Corporation of approximately $384,358 at December 31, 2004.

At December 31, 2004, the liabilities of Brunetti exceed its assets, and proceeds from the liquidation of Brunetti assets are not expected to be sufficient to meet all obligations of Brunetti.

Revenues attributable to Brunetti operations for the three months ended December 31, 2004 and 2003, reported in discontinued operations, were $58,101 and $112,877, respectively. Operations related to Brunetti resulted in a net loss during the three months ended December 31, 2004 of $92,259 and a net loss of $262,966 during the three months ended December 31, 2003. Brunetti did not incur any income taxes during these periods.

3  INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS:
----------------------------------------------------

As of December 31, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). On September 30, 2004, the President/CEO of NanoPierce was re-appointed as the CEO/President of Intercell and to the board of directors of Intercell. Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

At December 31, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At December 31, 2004, 314,870 shares of NanoPierce were available for sale and had a fair market value of $53,528. The Company reported an increase in the unrealized gain on available for sale securities of $33,744 during the three months ended December 31, 2004. The Company did not sell any available for sale securities during the three months ended December 31, 2004.

In December 2003, the Company sold to an unrelated third-party 5,911,894 shares of NanoPierce common stock held by the Company along with an option to purchase 2,000,000 shares of the Company's common stock for cash of $332,301. The closing market price of the NanoPierce common stock on the date of the sale was $0.25 per share. The carrying value of the NanoPierce shares on the transaction date was $0. The sale price was allocated between the estimated fair value of the NanoPierce shares ($272,494) and the option ($59,807), resulting in a gain on the sale of NanoPierce stock of $259,195. As a result of this transaction, the Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 9.65% at October 1, 2003, to approximately 0.7% at December 31, 2003.

WARRANTS  TO  PURCHASE  NANOPIERCE  COMMON  STOCK

Prior to October 1 2003, the Company sold 100,000 restricted shares of NanoPierce common stock and granted two warrants to purchase up to 300,000 shares of NanoPierce common stock held by the Company, to a third party for $50,000 cash. Each warrant grants the third party the right to purchase up to 150,000 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The warrants are exercisable immediately; one warrant expired in October 2004, and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000. These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value.

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At December 31, 2004, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $150, which is presented in accounts payable and accrued liabilities. An unrealized gain of $900 and $1,920 was recognized during the three months ended December 31, 2004 and 2003, respectively.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

4  NOTES  RECEIVABLE:
---------------------

In October 2003, the Company loaned $100,000 to NanoPierce in return for a 7% promissory note. In January 2004, the promissory note was paid in full by NanoPierce.

The Company also had a $20,200 unsecured, 7% note receivable due from a firm that assists the Company from time to time with its financing efforts. An officer of the firm is related to a member of the Board of Directors of the Company. In October 2003, this note was satisfied in connection with the extinguishment of a note payable (Note 5).

5  NOTES  PAYABLE  AND  CREDIT  FACILITIES:
-------------------------------------------

NOTES PAYABLE, RELATED PARTIES

In December 2004, NanoPierce loaned the Company $35,000 in return for an unsecured, 7% promissory note, due in December 2005. The funds were utilized to purchase a six-month certificate of deposit in order to obtain a letter of credit, discussed below.

In September 2003, a shareholder loaned the Company $50,000 in return for an unsecured 7% promissory note. In October 2003, the Company paid the note.

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005, and is collateralized by a 6-month certificate of deposit. As of December 31, 2004, there is no outstanding balance on the letter of credit.

LINE  OF  CREDIT

At December 31, 2004, Brunetti has a $50,000 line of credit that bears interest monthly at prime plus 2%, and that is collateralized by accounts receivable and equipment. The amount due under this line of credit at December 31, 2004 is $10,578. The amount is currently in default.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

6  STOCKHOLDERS'  DEFICIT:
--------------------------

COMMON  STOCK

In December 2004, the Company exchanged certain marketing rights (with a carrying value of $0) for the return of 93,750 shares of the Company's restricted common stock and the extinguishment of $10,488 of accounts payable and accrued expenses owed by Brunetti to this party. The shares were retired by the Company. As a result of this transaction, the Company recognized a gain of $10,488, which is included in discontinued operations.

In October 2003, the Company issued 10,750,000 shares of its restricted common stock and warrants exercisable into 3,225,000 shares of its restricted common stock for cash of $1,075,000. The 10,750,000 shares of common stock were issued at a price of $0.10 per share. The warrants have an exercise price of $0.10 per share, a term of 5 years and provide for cashless exercise.

In October 2003, the Company also issued 200,000 shares of its restricted common stock for cash of $2,000. The 200,000 shares of common stock were issued at a price of $0.01 per share.

CAPITAL  TRANSACTIONS

During the three months ended December 31, 2004, officers of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $22,920, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

STOCK  OPTIONS

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

WARRANTS

In October 2003, the Company also issued a warrant to purchase 1,933,926 restricted common shares for cash of $19,339. The warrant was issued for working capital and has an exercise price of $0.10 per share, a term of 5 years, and provide for cashless exercise.

In October 2003, the Company also issued warrants to purchase 1,166,074 restricted common shares as partial payment on a $50,000 promissory note. The value of the warrants was estimated to be $11,661. The warrants have an exercise price of $0.10 per share, a term of 5 years, and provide for cashless exercise.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

In addition, in October 2003, the Company issued warrants to purchase 3,255,000 restricted common shares as part of an equity placement. The warrants have an exercise price of $0.10 per share and a term of 5 years, and provide for cashless exercise.

7.COMMITMENTS  AND  CONTINGENCIES:
----------------------------------

Litigation

Certain former employees of Brunetti have filed claims for unpaid wages and other expenses against the Company and Brunetti in the Small Claims Court of Denver County, Colorado. Management believes the Company has adequately accrued for these claims at December 31, 2004. In addition, a claim of approximately $230,000 has been made against Brunetti, which management believes is without merit and the Company intends to vigorously contest such claims.

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

     The Report of Independent Registered Public Accounting Firm on the Company's condensed consolidated financial statements as of September 30, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the quarterly Financial Statements.

MANAGEMENT'S  PLANS

     The Company reported a net loss of $187,280 for the three months ended December 31, 2004, and an accumulated deficit of $39,020,325 as of December 31, 2004.

     To address its current cash flow concerns, the Company is in discussions with investment bankers and financial institutions attempting to raise additional funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. However, the Company cannot provide any assurance it will be able to raise funds through a further issuance of debt or equity in the Company.

RESULTS  OF  OPERATIONS

     On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti for a $700,000 cash contribution to Brunetti. On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti for a $300,000 cash contribution to Brunetti. On October 11, 2004, the Company ceased the operations of Brunetti. Brunetti plans on filing for protection under Chapter 7 of the United States Bankruptcy Code in the near future. Brunetti is a Denver, Colorado-based company that provided consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provided services primarily to state, municipal and local governments in the United States.

     Loss from continuing operations for the three months ended December 31, 2004 was $95,021 compared to income of $152,798 for the three months ended December 31, 2003. The decrease of $247,819 for the three months ended December 31, 2004 is explained by the non-recurrence of a $259,195 gain on the sale and exchange of affiliate stock in 2003 and the decrease in general and administrative expenses as explained below.

     General and administrative expenses during the three months ended December 31, 2004 were $95,857, compared to $109,991 for the three months ended December 31, 2003. The decrease of $14,134 is primarily attributable to the decrease in amortization expense offset by an increase in accounting fees.

     During the three months ended December 31, 2004, the Company recognized a net loss of $187,280 compared to a net loss of $110,168 during the three months ended December 31, 2003. The increase of $77,112 is explained by the non-recurrence of a $259,195 gain on the sale and exchange of affiliate stock in 2003, offset by an approximate $171,000 decrease in the loss from discontinued operations between 2003 and 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended December 31, 2004, the Company used $59,094 in operating activities from continuing operations, the Company received $35,000 from a promissory note which was used to secure a $35,000 Letter of Credit. The Company had $75,667 of cash and cash equivalents at December 31, 2004, which is being used to support operations. During the three months ended December 31, 2004, $29,171 was used in discontinued operations.

     Prior to September 30, 2003, the Company entered into an agreement with an unrelated third party, to sell 100,000 shares of the NanoPierce common stock held by the Company along with warrants to purchase up to 300,000 restricted shares of NanoPierce common stock held by the Company. In exchange for the NanoPierce common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The first warrant of 150,000 shares expired in October 2004. The second warrant of 150,000 shares has a term of 5 years.

     The remaining warrant provides for cashless exercise and is exercisable immediately.

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At December 31, 2004, the fair value of the derivative was estimated to be $150.

     As of December 31, 2004, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At December 31, 2004, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares not subject to underlying warrants to the method of accounting prescribed by SFAS No. 115, "Instruments in Debt and Equity Securities". The Company has classified its investment in NanoPierce as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

     To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions, attempt to raise capital through the sale of additional capital stock, or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At December 31, 2004, the Company owns 314,870 shares of NanoPierce common stock that are tradeable, and based upon the closing bid price of $0.17 per share, the market value of the NanoPierce common shares at December 31, 2004, was $53,528. The Company cannot provide any assurance that it will be able to raise funds through issuances of debt or equity in the future. The Company continues to evaluate additional merger and acquisition opportunities.

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the period of October 1, 2004 to December 31, 2004, the Company made the following issuances of its securities:

     (a)  The  Company  canceled  93,750  shares of its restricted common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) EXHIBITS. The following is a complete list of exhibits field as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

          Exhibit  11   Computation  of  Net  Loss  Per  Share

          Exhibit  31.1  Certification  of  Chief  Executive Officer pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act

          Exhibit  31.2  Certification  of  Chief  Financial Officer pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act

          Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) REPORTS ON FORM 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2004.

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

                                        INTERCELL INTERNATIONAL
                                             CORPORATION
                                        (REGISTRANT)

Date:  February  22,  2005              /s/  Paul  H.  Metzinger
                                        ----------------------------------------
                                        Paul  H.  Metiznger,
                                                Chief  Executive  Officer


                                        /s/  Kristi  J.  Kampmann
                                        ----------------------------------------
                                        Kristi  J.  Kampmann,
                                                Chief  Financial  Officer