Form 10QSB
period 2005-03-31
INTERCELL INTERNATIONAL CORP
filed 2005-05-23
CIK 745655

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
                     ----------- ---------------------------
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

As of May 23, 2005 there were 23,836,323 shares of the registrant's sole class of common shares outstanding.

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

         Condensed Consolidated Balance Sheet -March 31, 2005                               F-2

         Condensed Consolidated Statements of Operations  and
                  Comprehensive Loss- Three and Six months ended
                  March 31, 2005 and 2004                                                   F-3

         Condensed Consolidated Statement of Changes in Stockholders'
                  Deficit - Six months ended March 31, 2005                                 F-4

         Condensed Consolidated Statements of Cash Flows -
                  Three and Six months ended March 31, 2005 and 2004                        F-5

         Notes to Condensed Consolidated Financial Statements                               F-7

Item 2.  Management's Discussion and Analysis                                                1

Item 3. Controls and Procedures                                                              3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Intercell International Corporation

I have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of March 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended March 31, 2005 and 2004, the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of changes in stockholders' deficit for the six-month period ended March 31, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on our reviews, I am not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/ Larry O'Donnell, CPA, PC

Aurora, Colorado
Friday, May 20, 2005




               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                                  Assets
Current assets:
  Cash and cash equivalents                                                               $    46,167
  Restricted cash(Note 6)                                                                      35,000
  Assets of discontinued operations (Note 3)                                                    9,174
                                                                                           ----------
    Total current assets                                                                       90,341
                                                                                           ----------

Property and equipment, net                                                                     1,688
                                                                                           ----------

Other assets:
  Investment securities available for sale (Note 4)                                            31,487
                                                                                           ----------

       Total assets                                                                       $   123,516
                                                                                           ==========

                                  Liabilities and Stockholders' Deficit

Liabilities not subject to compromise Current liabilities:
    Accounts payable and accrued liabilities                                              $       444
                                                                                           ----------
      Total current liabilities                                                                   444
                                                                                           ----------

  Liabilities subject to compromise (Note 2)
    Accounts payable                                                                           64,166
    Accrued liabilities                                                                           611
    Note payable                                                                               35,000
    Liabilities of discontinued operations (Note 3)                                           308,683
                                                                                           ----------
      Total liabilities subject to compromise                                                 408,460
                                                                                           ----------

      Total liabilities                                                                       408,904
                                                                                           ----------

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                                  -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                                   23,836
  Additional paid-in capital                                                               38,740,834
  Accumulated other comprehensive income                                                       31,487
  Accumulated deficit                                                                     (39,081,543)
                                                                                           ----------
      Total stockholders' deficit                                                         (   285,530)
                                                                                           ----------

        Total liabilities and stockholders' deficit                                       $   123,516
                                                                                           ==========

See accompanying notes to condensed consolidated financial statements.



                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                     (Debtor-In-Possession)
             Condensed Consolidated Statements of Operations and Comprehensive Loss
                                           (Unaudited)

                                                             Three Months Ended                         Six Months Ended
                                                                 March 31,                                  March 31,
                                                                 ---------                                  ---------
                                                         2005                 2004                  2005                 2004
                                                         ----                 ----                  ----                 ----

General and administrative expense                $(   49,014)          (  131,181)          (  144,871)           ( 255,708)
                                                    ---------            ---------            ---------             --------

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 4)                                -                    -                    -              259,195
  Unrealized gain (loss) on
    derivative instruments (Note 4)                       150           (    8,850)               1,050            (   6,930)
  Interest income                                          38                1,084                  137                3,114
  Interest expense                                 (      555)                   -           (      718)           (     260)
                                                    ---------            ---------            ---------             --------
                                                   (      367)          (    7,766)                 469              255,119
                                                    ---------            ---------            ---------             -------- -

Loss from continuing operations                    (   49,381)          (  123,415)          (  144,402)           (     589)
                                                    ---------            ---------            ---------             --------

Discontinued operations; loss
  from operations of subsidiary
  (Note 3)                                         (    3,280)          (  271,299)          (  104,096)           ( 504,291)
                                                    ---------            ---------            ---------             --------

Net loss                                           (   52,661)          (  394,714)          (  248,498)           ( 504,880)
                                                    ---------            ---------            ---------             --------

Other comprehensive (loss) income;
  change in unrealized (loss) gain on
    securities available for
    sale (Note 4)                                  (   22,041)              14,838               11,702               56,056
                                                    ---------            ---------            ---------             --------

Total comprehensive loss                          $(   74,702)          (  379,876)          (  236,796)           ( 448,824)
                                                    =========            =========            =========             ========

Basic and diluted loss per share:
  (Loss) income from continuing
    operations                                    $         *           (     0.01)          (     0.01)                   *
  Loss from discontinued operations                         *           (     0.01)                   *            (    0.03)
                                                    ---------            ---------            ---------             --------

Net loss per share, basic and diluted             $         *           (     0.02)         $(     0.01)           (    0.03)
                                                    =========            =========            =========             ========

Weighted average number of common
   shares outstanding                              23,836,323           20,047,038           23,847,655            19,296,682
                                                   ==========           ==========           ==========            ==========

         * Less than $(0.01) per share.


         See accompanying notes to condensed consolidated financial statements.



                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                     (Debtor-In-Possession)
              Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                 Six Months Ended March 31, 2005
                                           (Unaudited)



                                                                                    Accumulated
                                                                    Additional         Other                               Total
                                         Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                         ------------
                                   Shares           Amount           Capital           Income          Deficit           Deficit
                                   ------           ------           -------           ------          -------           -------
Balances, October 1, 2004       23,930,073       $ 23,930          $38,700,045    $    19,784       $(38,833,045)    $(   89,286)

Common stock in exchange
  for marketing
  rights (Note 7)               (  93,750)        (    94)                 94               -                 -                -

Contribution of services
  by officers/stockholders
  (Note 7)                               -              -              40,695               -                 -           40,695

Net loss                                 -              -                   -               -       (   248,498)     (   248,498)
                                                                                                                -

Other comprehensive
  income:
  Change in unrealized
   gain on securities
   available for sale
   (Note 4)                              -              -                   -          11,703                 -           11,703
                                ----------        -------          ----------      ----------        ----------       ----------
Balances,
  March 31, 2005                23,836,323      $  23,836         $38,740,834     $    31,487      $(39,081,543)     $(  285,530)
                                ==========        =======          ==========      ==========        ==========        =========



                           See accompanying notes to condensed consolidated financial statements.



                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                     (Debtor-In-Possession)
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                                               Six Months Ended
                                                                                                  March 31,
                                                                                          2005                  2004
                                                                                          ----                  ----

Cash flows from operating activities:
 Net loss                                                                         $ (  248,948)           (  504,880)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                                    104,096               504,291
  Amortization expense                                                                       -                85,690
  Depreciation expense                                                                     422                   352
  Amortization of prepaid investor relation services                                         -                47,399
  Contribution of services by officer/stockholder                                       40,695                     -
  Unrealized gain on derivative instruments                                         (    1,050)                6,930
  Gain on sale and exchange of affiliate stock                                               -            (  259,195)
  Changes in operating assets and liabilities:

   Increase (decrease) in accounts payable
    and accrued liabilities                                                             15,855            (    3,741)
                                                                                     ---------             ---------
    Net cash used in operating activities from
     continuing operations                                                          (   88,480)           (  123,154)
                                                                                     ---------             ---------

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrants to
   purchase affiliate stock                                                                  -               259,195
 Payment of note receivable                                                                  -               135,000
 Increase in notes receivable                                                                -            (  100,000)
 Purchase of equipment                                                                       -            (    2,814)
                                                                                     ---------             ---------
   Net cash provided by investing activities from
     continuing operations                                                                   -               291,381
                                                                                     ---------            ----------

Cash flows from financing activities:
 Proceeds from sale of common stock, options and warrants                                    -             1,279,946
 Increase in restricted cash                                                        (   35,000)                    -
 Proceeds from note payable                                                             35,000                     -
 Payment on note payable                                                                     -            (   16,610)
                                                                                    ----------             ---------
   Net cash provided by financing activities from
    continuing operations                                                                    -             1,263,336
                                                                                    ----------             ---------

Net cash used in discontinued operations                                           (    29,170)           (  507,893)
                                                                                    ----------             ---------

Net (decrease) increase in cash and cash equivalents                               (   117,650)              352,205

Cash and cash equivalents, beginning of period                                         163,932                 8,301
                                                                                    ----------            ----------

Cash and cash equivalents, end of period                                          $     46,167               361,205
                                                                                    ==========            ==========

                                   (Continued)


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)



                                                                                                      Six Months Ended
                                                                                                         March 31,
                                                                                                 2005                  2004
                                                                                                 ----                  ----

Supplemental disclosure of non-cash investing and financing activities:
Common stock returned in exchange for marketing rights                                    $       94                     -
Warrant issued in partial satisfaction of note payable                                             -                11,661
Note receivable satisfied in connection with extinguishment
  of note payable                                                                                  -                20,200
Increase in investment securities available for sale and
  related unrealized gain                                                                      11,703               56,056


See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

1. BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------------------------

PRESENTATION OF INTERIM INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company or Intercell), and beginning in October 2003, a 60% controlling interest in Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company. On January 30, 2004, the Company acquired the remaining 40% interest in Brunetti. In October 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the March 31, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay (Note 2).

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $236,796 for the six months ended March 31, 2005, and an accumulated deficit of $39,081,687 as of March 31, 2005.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the six months ended March 31, 2005 and 2004, respectively, would have changed to the pro forma amounts indicated below:


                                                                        2005                  2004
                                                                        ----                  ----
Net loss, as reported                                           $(  236,796)           (   504,880)
Total stock-based employee compensation expense determined
under fair value based method for all awards
                                                                          -            ( 1,667,000)
                                                                  ---------             ----------

Net loss, pro forma                                             $(  236,796)           ( 2,171,880)
                                                                  =========             ==========
Net loss per share, as reported                                 $(     0.01)           (      0.03)
Net loss per share, pro forma                                   $(     0.01)           (      0.11)

The fair value of options granted during the three months ended March 31, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                                                     0%
Expected stock price volatility                                       93%-127%
Risk-free interest rate                                          1.28% - 3.73%
Expected life of options                                             6.5 years

No options were granted during the three months ended March 31, 2005.

LOSS PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income
(loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation of diluted loss per share, as the impact of the potential common shares (12,396,350 shares at March 31, 2005 and 14,163,850 shares at March 31, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

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

RECLASSIFICATIONS

Certain amounts previously reported in the March 31, 2004 condensed consolidated financial statements have been reclassified to conform to current year presentation.

2 VOLUNTARY REORGANIZATION UNDER CHAPTER 11
-------------------------------------------

On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On March 1, 2005, the Company's wholly-owned subsidiary, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code (Note 3). As consequence of the bankruptcy filing, litigation against the Debtors was stayed.

Management, at this time, is developing a plan of reorganization to submit to the Court.

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise reflected in the condensed consolidated balance sheets represent the liabilities of the Debtor incurred prior to the Petition Date. Liabilities subject to compromise consisted of the following:

                                                                  March 31, 2003

Pre-petition accounts payable                                    $     64,310
Accrued interest                                                          611
Short-term debt                                                        35,000
Liabilities of discontinued operations                                308,683
                                                                 ------------
Total liabilities subject to compromise                          $    408,604
                                                                 ------------

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

3 DISCONTINUED OPERATIONS:
-------------------------

Brunetti is a Denver, Colorado-based limited liability company, and through October 11, 2004, Brunetti provided consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems. Brunetti provided services primarily to state, municipal and local governments in the United States.

On October 11, 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

At March 31, 2005, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

          Cash                                          $     9,174
                                                        -----------
            Total assets
             (all current)                              $     9,174
                                                        ===========

          Accounts payable                              $   179,473
          Related party payable                              25,035
          Line of credit                                     10,735
          Accrued payroll                                    93,440
                                                        -----------
            Total liabilities
              (all current)(1)                          $   308,683
                                                        ===========

       (1) Liabilities above do not include payables to Intercell International Corporation of approximately $384,358 at March 31, 2005.

Revenues attributable to Brunetti operations for the six months ended March 31, 2005 and 2004, reported in discontinued operations, were $11,546 and $100,644, respectively ($0 and $59,968 for the three months ended March 31, 2005 and 2004, respectively). Operations related to Brunetti resulted in a net loss during the six months ended March 31, 2005 and 2004 of $77,945 and $504,291, respectively ($3,280 and $271,299 during the three months ended March 31, 2005 and 2004, respectively). Brunetti did not incur any income taxes during these periods.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

4  INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS:
---------------------------------------------------

As of March 31, 2005, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

At March 31, 2005, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At March 31, 2005, 314,870 shares of NanoPierce were available for sale and had a fair market value of $31,487. The Company reported an increase in the unrealized gain on available for sale securities of $11,703 during the six months ended March 31, 2005. The Company did not sell any available for sale securities during the six months ended March 31, 2005.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debotor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $1,050 and an unrealized loss of $6,930 was recognized during the six months ended March 31, 2005 and 2004, respectively.

5  NOTES RECEIVABLE:
-------------------

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

6  NOTES PAYABLE AND CREDIT FACILITIES:
--------------------------------------

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

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005 and is collateralized by a 6-month certificate of deposit. As of March 31, 2005, there is no outstanding balance on the letter of credit.

7  STOCKHOLDERS' DEFICIT:
------------------------

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

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

CAPITAL TRANSACTIONS

During the six months ended March 31, 2005, officers of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $40,695, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

STOCK OPTIONS

In January 2004, the Company granted options to purchase up to 1,250,000 shares of common stock to officers/directors of the Company and an option to purchase 500,000 shares of common stock to an employee of its subsidiary, Brunetti. These options have an exercise price of $0.41 per share, a term of 10 years, and provide for cashless exercise.

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

WARRANTS

In February 2004, the Company issued warrants exercisable into 700,000 shares of the Company's restricted common stock. The warrants have an exercise price of $0.25 per share and expire in February 2009. Te warrants were purchased by an unrelated third party for $500 cash.

In October 2003, the Company issued a warrant to purchase 1,933,926 restricted common shares for cash of $19,339. The warrant was issued for working capital and has an exercise price of $0.10 per share, a term of 5 years, and provides for cashless exercise.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

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

8 COMMITMENTS AND CONTINGENCIES:
-------------------------------

Litigation

The filing of the Chapter 11 and 7 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors.

Certain former employees of Brunetti have filed claims for unpaid wages and other expenses against the Company and Brunetti in the Small Claims Court of Denver County, Colorado. On March 2, 2005, the Court found in favor of the employees and found that the claims were the responsibility of the Company.

In addition, a claim of approximately $230,000 has been made against Brunetti.

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

Management's Plans

         The Company reported a net loss of $248,498 for the six months ended March 31, 2005 ($52,661 for the three months ended March 31, 2005), and an accumulated deficit of $39,081,543 as of March 31, 2005.

         On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the March 31, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay

Results of Operations

         On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti for a $700,000 cash contribution to Brunetti. On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti for a $300,000 cash contribution to Brunetti. On October 11, 2004, the Company ceased the operations of Brunetti. On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         Loss from continuing operations for the six months ended March 31, 2005 was $144,402 compared $589 for the six months ended March 31, 2004 ($49,381 and $123,415 for the three months ended March 31, 2005 and 2004, respectively). The increase of $143,813 for the six months ended March 31, 2005, is explained by the non-recurrence of a $259,195 gain on the sale and exchange of affiliate stock in 2003 and the decrease in general and administrative expenses as explained below.

         General and administrative expenses during the six months ended March 31, 2005 were $144,871, compared to $255,708 for the six months ended March 31, 2004. The decrease of $110,837 is primarily attributable to the decrease in amortization and consulting expenses.

         During the six months ended March 31, 2005, the Company recognized a net loss of $248,498 compared to a net loss of $504,880 during the six months ended March 31, 2004 (net losses of $74,702 and $379,876 for the three months ended March 31, 2005 and 2004, respectively). The decrease of $256,382 is explained by an approximate $400,195 decrease in the loss from discontinued operations between 2003 and 2004 off set by an increase of $143,813 in loss from continuing operations.

Liquidity and Capital Resources

         During the six months ended March 31, 2005, the Company used $88,480 in operating activities from continuing operations, the Company received $35,000 from a note payable which was used to secure a $35,000 Letter of Credit. The Company had $46,167 of cash and cash equivalents at March 31, 2005, which is being used to support operations. During the six months ended March 31, 2005, $29,170 was used in discontinued operations.

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

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2005, the fair value of the derivative was estimated to be $0.

         As of March 31, 2005, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At March 31, 2005, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares not subject to underlying warrants to the method of accounting prescribed by SFAS No. 115, "Instruments in Debt and Equity Securities". The Company has classified its investment in NanoPierce as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

         At March 31, 2005, the Company owns 314,870 shares of NanoPierce common stock that are tradeable, and based upon the closing bid price of $0.10 per share, the market value of the NanoPierce common shares at March 31, 2005, was $31,487.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the March 31, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay.

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

           Exhibit 11   Computation of Net Loss Per Share
           Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                              Section 302 of the Sarbanes-Oxley Act

           Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                              Section 302 of the Sarbanes-Oxley Act

           Exhibit 32.1 Certification of Principal Executive Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act

           Exhibit 32.2 Certification of Principal Financial Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act

        (b) Reports on Form 8-K. The registrant filed the following current reports on Form 8-K during the quarter ended March 31, 2005:

               - Current Report on Form 8-K dated, March 1, 2005, filed with the Securities and Exchange Commission on March 2, 2005(Item 8.01 Other Events, regarding the bankruptcy filing of the wholly-owned subsidiary, Brunetti DEC, LLC).

               - Current Report on Form 8-K dated, March 11, 2005, filed with the Securities and Exchange Commission on March 15, 2004 (Item 5.02(b) Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers).

               - Current Report on Form 8-K dated, March 16, 2005, filed with the Securities and Exchange Commission on March 18, 2005 (Item 1.03 Bankruptcy or Receivership).

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

                                             INTERCELL INTERNATIONAL
                                                 CORPORATION
                                            (Registrant)


Date:     May 23, 2005                      /s/ R. Mark Richards
                                            -----------------------------------
                                            R. Mark Richards,
                                                     Chief Executive Officer


                                            /s/  Kristi J. Kampmann
                                            -----------------------------------
                                              Kristi J. Kampmann,
                                                     Chief Financial Officer