Form 10QSB/A
period 2005-03-31
INTERCELL INTERNATIONAL CORP
filed 2005-05-24
CIK 745655

FORM 10-QSB/A

                                  AMENDMENT #1



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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the six months ended March 31, 2005 and 2004, respectively, would have changed to the pro forma amounts indicated below:



                                                                        2005                  2004
                                                                        ----                  ----
Net loss, as reported                                           $(  248,498)           (   504,880)
Total stock-based employee compensation expense determined
under fair value based method for all awards
                                                                          -            ( 1,667,000)
                                                                  ---------             ----------

Net loss, pro forma                                             $(  248,498)           ( 2,171,880)
                                                                  =========             ==========
Net loss per share, as reported                                 $(     0.01)           (      0.03)
Net loss per share, pro forma                                   $(     0.01)           (      0.11)


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