Form 10QSB
period 2005-06-30
INTERCELL INTERNATIONAL CORP
filed 2005-08-12
CIK 745655

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

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

As of August 12, 2005 there were 23,836,323 shares of the registrant's sole class of common shares outstanding.

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

         Condensed Consolidated Balance Sheet -June 30, 2005                                F-2

         Condensed Consolidated Statements of Operations  and
                  Comprehensive Loss- Three and Nine months ended
                  June 30, 2005 and 2004                                                    F-3

         Condensed Consolidated Statement of Changes in Stockholders'
                  Deficit - Nine months ended June 30, 2005                                 F-4

         Condensed Consolidated Statements of Cash Flows -
                  Three and Nine months ended June 30, 2005 and 2004                        F-5

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Intercell International Corporation

I have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of June 30, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended June 30, 2005 and 2004, the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of changes in stockholders' deficit for the nine-month period ended June 30, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/ Larry O'Donnell, CPA, PC

Aurora, Colorado
August 10, 2005


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


                                     Assets

Current assets:
  Cash and cash equivalents                                                    $    35,615
  Restricted cash(Note 6)                                                           35,000
  Assets of discontinued operations (Note 3)                                         9,377
                                                                                ----------
    Total current assets                                                            79,992
                                                                                ----------

Property and equipment, net                                                          1,478
                                                                                ----------

Other assets:
  Investment securities available for sale (Note 4)                                 31,487
                                                                                ----------

       Total assets                                                            $   112,957
                                                                                ==========

                      Liabilities and Stockholders' Deficit

Liabilities not subject to compromise Current liabilities:
    Accounts payable and accrued liabilities                                   $    23,720
                                                                                ----------
      Total current liabilities                                                     23,720
                                                                                ----------

  Liabilities subject to compromise (Note 2)
    Accounts payable                                                                63,417
    Accrued liabilities                                                                611
    Note payable                                                                    35,000
    Liabilities of discontinued operations (Note 3)                                308,683
                                                                                ----------
      Total liabilities subject to compromise                                      407,711
                                                                                ----------

      Total liabilities                                                            431,431
                                                                                ----------

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                       -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                        23,836
  Additional paid-in capital                                                    38,740,834
  Accumulated other comprehensive income                                            31,487
  Accumulated deficit                                                          (39,114,631)
                                                                                ----------
      Total stockholders' deficit                                              (   318,474)
                                                                                ----------

        Total liabilities and stockholders' deficit                            $   112,957
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

                                                              Three Months Ended                         Nine Months Ended
                                                                   June 30,                                  June 30,
                                                                   --------                                  --------
                                                          2005                 2004                  2005                 2004
                                                          ----                 ----                  ----                 ----
General and administrative expense                 $(   34,064)          (  139,618)          (  178,042)           ( 379,790)
                                                     ---------            ---------            ---------             --------

Other income (loss):
  Gain on sale and exchange of
  Unrealized gain on derivative
  Interest income                                           27                  400                  164                3,514
  Interest expense                                           -                    -           (      718)           (     260)
                                                     ---------            ---------            ---------             --------
                                                            27               38,200                  496              293,320
                                                     ---------            ---------            ---------             --------

Loss from continuing operations                     (   34,037)          (  101,418)          (  177,546)           (  86,470)
                                                     ---------            ---------            ---------             --------

Discontinued operations; income

Net loss                                            (   33,837)          (   98,267)          (  281,586)           ( 600,168)
                                                     ---------            ---------            ---------             --------

Other comprehensive (loss) income;
  change in unrealized (loss) gain on

Total comprehensive loss                           $(   33,837)          (  129,592)          (  269,883)           ( 575,438)
                                                     =========            =========            =========             ========

Basic and diluted loss per share:
  Loss from continuing operations                  $         *                    *           (     0.01)                   *
  Loss from discontinued operations                          *                    *                    *            (    0.03)
                                                     ---------            ---------            ---------             --------

Net loss per share, basic and diluted              $         *                    *           (     0.01)           (    0.03)
                                                     =========            =========            =========             ========

Weighted average number of common


         * Less than $(0.01) per share.

         See accompanying notes to condensed consolidated financial statements.


                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                             (Debtor-In-Possession)
                      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                         Nine Months Ended June 30, 2005
                                                   (Unaudited)



                                                                                   Accumulated
                                                                   Additional         Other                               Total
                                           Common Stock             Paid-In       Comprehensive      Accumulated      Stockholders'
                                           ------------
                                     Shares           Amount        Capital           Income          Deficit           Deficit
                                     ------           ------        -------           ------          -------           -------
Balances, October 1, 2004         23,930,073       $ 23,930       $38,700,045    $    19,784       $(38,833,045)    $(   89,286)

Common stock in exchange
  for marketing
  rights (Note 7)                   (93,750)            (94)               94              -                  -               -

Contribution of services
  by officers/stockholders
  (Note 7)                                -               -            40,605              -                  -          40,695

Net loss                                  -               -                -               -        (   281,586)     (  281,586)

Other comprehensive
  income:
  Change in unrealized
    gain on securities
    available for sale
    (Note 4)                               -              -                -          11,703                  -          11,703
                                 ------------     ----------     -------------  -------------      -------------    ------------
Balances,
  June 30, 2005                   23,836,323       $ 23,836       $38,740,834    $    31,487       $(39,114,631)    $(  318,474)
                                 ============     ==========     =============  =============      =============    ============

                          See accompanying notes to condensed consolidated financial statements.

                                                       F-4


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                               2005                  2004
                                                                               ----                  ----
Cash flows from operating activities:
 Net loss                                                              $ (  281,586)           (  600,168)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                         104,040               513,698
  Amortization expense                                                            -               141,445
  Depreciation expense                                                          634                   528
  Amortization of prepaid investor relation services                              -                70,969
  Contribution of services by officer/stockholder                            40,695                     -
  Unrealized gain on derivative instruments                              (    1,050)           (   30,871)
  Gain on sale and exchange of affiliate stock                                    -            (  259,195)
  Changes in operating assets and liabilities:

   Increase (decrease) in accounts payable
    Net cash used in operating activities from

Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrants to
 Payment of note receivable                                                       -               135,000
 Increase in notes receivable                                                     -            (  100,000)
 Purchase of equipment                                                            -            (    2,814)
                                                                          ---------             ---------
   Net cash provided by investing activities from

Cash flows from financing activities:
 Proceeds from sale of common stock, options and warrants                         -             1,369,950
 Increase in restricted cash                                             (   35,000)                    -
 Proceeds from note payable                                                  35,000                     -
 Payment on note payable                                                          -            (   16,610)
                                                                         ----------             ---------
   Net cash provided by financing activities from

Net cash used in discontinued operations                                (    29,170)           (1,281,794)
                                                                         ----------             ---------

Net (decrease) increase in cash and cash equivalents                    (   127,972)              198,940

Cash and cash equivalents, beginning of period                              163,587                 8,301
                                                                         ----------            ----------

Cash and cash equivalents, end of period                               $     35,615               207,241
                                                                         ==========            ==========

                                   (Continued)


                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                             (Debtor-In-Possession)
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                   (Continued)



                                                                                  Six Months Ended
                                                                                     March 31,
                                                                             2005                  2004
                                                                             ----                  ----
Supplemental disclosure of non-cash investing and
Common stock returned in exchange for marketing rights                $        94                    -
Warrant issued in partial satisfaction of note payable                          -               11,661
Note receivable satisfied in connection with extinguishment
Common stock issued for purchase of assets                                      -               30,000
Increase in investment securities available for sale and


                     See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

1. BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------------------------

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

On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the June 30, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay (Note 2).

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the nine months ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $281,586 for the nine months ended June 30, 2005, and an accumulated deficit of $39,114,631 as of June 30, 2005.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share for the nine months ended June 30, 2005 and 2004, respectively, would have changed to the pro forma amounts indicated below:


                                                                        2005                  2004
                                                                        ----                  ----
Net loss, as reported                                           $(  281,586)           (   600,168)
Total stock-based employee compensation expense determined

Net loss, pro forma                                             $(  281,586)           ( 2,267,168)
                                                                  =========             ==========
Net loss per share, as reported                                 $(     0.01)           (      0.03)
Net loss per share, pro forma                                   $(     0.01)           (      0.11)

The fair value of options granted during the nine months ended June 30, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                                               0%
Expected stock price volatility                                 93%-127%
Risk-free interest rate                                    1.28% - 3.73%
Expected life of options                                       6.5 years

No options were granted during the nine months ended June 30, 2005.

LOSS PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income
(loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation of diluted loss per share, as the impact of the potential common shares (12,396,350 shares at June 30, 2005 and 12,663,850 shares at June 30, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

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

RECLASSIFICATIONS

Certain amounts previously reported in the June 30, 2004 condensed  consolidated
financial   statements  have  been  reclassified  to  conform  to  current  year presentation.

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

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise reflected in the condensed consolidated balance sheets represent the liabilities of the Debtor incurred prior to the Petition Date. Liabilities subject to compromise consisted of the following:

                                                                 June 30, 2005
                                                                 -------------

Pre-petition accounts payable                                    $     63,417
Accrued interest                                                          611
Short-term debt                                                        35,000
Liabilities of discontinued operations                                308,683
                                                                 ------------
Total liabilities subject to compromise                          $    407,711
                                                                 ------------

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

3 DISCONTINUED OPERATIONS:
--------------------------

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

At June 30, 2005, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

  Cash                                          $     9,377
                                                -----------
    Total assets

  Accounts payable                              $   179,473
  Related party payable                              25,035
  Line of credit                                     10,735
  Accrued payroll                                    93,440
                                                -----------
    Total liabilities

                        (1)    Liabilities  above  do not  include  payables  to
                               Intercell     International     Corporation    of
                               approximately $384,358 at June 30, 2005.

Revenues attributable to Brunetti operations for the nine months ended June 30, 2005 and 2004, reported in discontinued operations, were $11,746 and $334,303, respectively ($0 and $233,659 for the three months ended June 30, 2005 and 2004, respectively). Operations related to Brunetti resulted in a net loss during the nine months ended June 30, 2005 and 2004 of $104,040 and $568,200, respectively ($0 and $63,909 during the three months ended June 30, 2005 and 2004, respectively). Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS:
----------------------------------------------------

As of June 30, 2005, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

At June 30, 2005, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At June 30, 2005, 314,870 shares of NanoPierce were available for sale and had a fair market value of $31,487. The Company reported an increase in the unrealized gain on available for sale securities of $11,703 during the nine months ended June 30, 2005. The Company did not sell any available for sale securities during the nine months ended June 30, 2005.

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

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $1,050 and $30,871 was recognized during the nine months ended June 30, 2005 and 2004, respectively.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

5  NOTES RECEIVABLE:
--------------------

In October 2003, the Company loaned $100,000 to NanoPierce in return for a 7% promissory note. In January 2004, the promissory note was paid in full by NanoPierce.

The Company also had a $20,200 unsecured, 7% note receivable due from a firm that assists the Company from time to time with its financing efforts. An officer of the firm is related to a member of the Board of Directors of the Company. In October 2003, this note was satisfied in connection with the extinguishment of a note payable.

6  NOTES PAYABLE AND CREDIT FACILITIES:
---------------------------------------

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

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005 and is collateralized by a 6-month certificate of deposit. As of June 30, 2005, there is no outstanding balance on the letter of credit.

7  STOCKHOLDERS' DEFICIT:
-------------------------

COMMON STOCK

In December 2004, the Company exchanged certain marketing rights (with a carrying value of $0) for the return of 93,750 shares of the Company's restricted common stock (issued in June 2004) and the extinguishment of $10,488 of accounts payable and accrued expenses owed by Brunetti to this party. The shares were retired by the Company. As a result of this transaction, the Company recognized a gain of $10,488, which is included in discontinued operations.

In April 2004, the Company issued 2,000,000 shares of the Company's restricted common stock at $0.10 per share, upon the exercise of an option to purchase such shares.

In November 2003, the Company issued 25,787 shares of its restricted common stock as a result of the cashless exercise of a warrant.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

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

CAPITAL TRANSACTIONS

During the nine months ended June 30, 2005, officers of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $40,695, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

STOCK OPTIONS

In July 2005, options exercisable for 50,000 shares expired.

In June 2004, the Company granted options to purchase up to 500,000 shares of common stock to a third party in connection with an asset purchase. This option has an exercise price of $0.32 per share (equivalent to the market value of the Company's common stock at the grant date) and provides for cashless exercise.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

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

8 COMMITMENTS AND CONTINGENCIES:
--------------------------------

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

Management's Plans

         The Company reported a net loss of $281,586 for the nine months ended June 30, 2005 ($33,837 for the three months ended June 30, 2005), and an accumulated deficit of $39,114,631 as of June 30, 2005.

         On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the June 30, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay

Results of Operations

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

         Loss from continuing operations for the nine months ended June 30, 2005 was $177,546 compared $86,470 for the nine months ended June 30, 2004 ($33,837 and $101,418 for the three months ended June 30, 2005 and 2004, respectively). The increase of $68,716 for the nine months ended June 30, 2005, is explained by the non-recurrence of a $259,195 gain on the sale and exchange of affiliate stock in 2004 and the decrease in general and administrative expenses as explained below.
                                        1

         General and administrative expenses during the nine months ended June 30, 2005 were $178.042, compared to $379,790 for the nine months ended June 30, 2004. The decrease of $201,748 is primarily attributable to the decrease in amortization and consulting expenses.

         During the nine months ended June 30, 2005, the Company recognized a net loss of $281,586 compared to a net loss of $601,168 during the nine months ended June 30, 2004 (net losses of $33,837 and $98,267 for the three months ended June 30, 2005 and 2004, respectively). The decrease of $318,584 is explained by an approximate $409,658 decrease in the loss from discontinued operations between 2004 and 2005 off set by an increase of $91,076 in loss from continuing operations.

Liquidity and Capital Resources

         During the nine months ended June 30, 2005, the Company used $98,802 in operating activities from continuing operations, the Company received $35,000 from a note payable which was used to secure a $35,000 Letter of Credit. The Company had $35,615 of cash and cash equivalents at June 30, 2005, which is being used to support operations. During the nine months ended June 30, 2005, $29,170 was used in discontinued operations.

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

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2005, the fair value of the derivative was estimated to be $0.

         As of June 30, 2005, the Company owns approximately 0.5% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At June 30, 2005, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer has the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares not subject to underlying warrants to the method of accounting prescribed by SFAS No. 115, "Instruments in Debt and Equity Securities". The Company has classified its investment in NanoPierce as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

         At June 30, 2005, the Company owns 314,870 shares of NanoPierce common stock that are tradeable, and based upon the closing bid price of $0.10 per share, the market value of the NanoPierce common shares at June 30, 2005, was $31,487.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the June 30, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay.

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

            Exhibit 11        Computation of Net Loss Per Share
            Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act

            Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act

            Exhibit 32.1 Certification of Principal Executive Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act

            Exhibit 32.2 Certification of Principal Financial Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K. The registrant filed the following current reports on Form 8-K during the quarter ended June 30, 2005:

            - Current Report on Form 8-K dated, May 10, 2005, filed with the Securities and Exchange Commission on May 13, 2005(Item 4.01 Changes in Registrant's Certifying Accountant).

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

                                            INTERCELL INTERNATIONAL
                                                     CORPORATION
                                            (Registrant)

Date:    August 12, 2005                    /s/ R. Mark Richards
                                            -------------------------
                                            R. Mark Richards,
                                                Chief Executive Officer


                                            /s/  Kristi J. Kampmann
                                            -----------------------
                                            Kristi J. Kampmann,
                                                Chief Financial Officer