Form 10KSB
period 2005-09-30
INTERCELL INTERNATIONAL CORP
filed 2006-01-17
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

                 INTERCELL INTERNATIONAL CORPORATION
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                 Nevada                                    84-0928627
-----------------------------------------      ---------------------------------
    (State of other jurisdiction of                (I.R.S. employer identifica-
     incorporation or organization)                tion number)

                 370 Seventeenth Street, Suite 3640
                       Denver, Colorado 80202
----------------------------------------------------------------------
        (Address and zip code of principal executive office)

Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

       (Title of Class)          Name of Each Exchange On
                                     Which Registered
------------------------------- ----------------------------
         Common Stock                    NASDAQ:BB

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X            No
             ---              ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         State issuer's revenues for its most recent fiscal year:  $0

         As of the close of trading on January 11, 2006, there were 23,836,323 common shares outstanding, 20,153,666 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on January 11, 2006, was approximately $203,537.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure      Yes [_]  No  [X]

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

         As part of the merger, the Company acquired all of the assets and liabilities of Intercell Corporation. Such assets included shares of the common stock of NanoPierce Technologies, Inc. ("NanoPierce"). At September 30, 2005, the Company owned 464,870 shares NanoPierce or approximately 0.35%. NanoPierce is a public company, traded on the Over-the-Counter Bulletin Board under the symbol "NPCT".

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

         The Company is in the process of developing a plan of reorganization for confirmation by the court. The Company has not selected any particular business sector that it intends to concentrate its search on at the present time. In addition, at the present time, the Company has no specific business opportunity available to it.

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

Employees

         As of September 30, 2005, the Company had 1 employee. The Company's employee is not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relations with its employee is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Principal Executive Offices

         The principal executive office of the Company is located at 370 Seventeenth Street, Suite 3640, Denver, Colorado 80202. NanoPierce, which leases the space, paid all of the required lease payments during the 2005 and 2004 fiscal years.

         Brunetti was located at 1888 Sherman Street, Suite 620, Denver, Colorado 80202. Brunetti had signed a 5 year lease on the property, expiring in December 2009. The base rent was $4,233 per month, with an annual increase of 11.5%. The space was approximately 3,908 square feet and was used primarily for administrative activities.

ITEM 3.  LEGAL PROCEEDINGS

         Ms. Kristi J. Kampmann, Chief Financial Officer of the Company is a named defendant in litigation pending in the United States District Court for the Southern District of New York filed by Harvest Court LLC against NanoPierce and others. The litigation alleges violations of federal securities laws, common law fraud and various other claims. She is being defended by the law firms which represent NanoPierce, both as Plaintiff and as Defendant in such litigation.

         On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         On March 16, 2005, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession.


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

          2004 Fiscal Year                   High                  Low

December 31, 2003                          $ 0.35                 $ 0.28
March 31, 2004                               0.45                   0.45
June 30, 2004                                0.33                   0.33
September 30, 2004                           0.12                   0.12


          2005 Fiscal Year

December 31, 2004                          $ 0.08                  $0.08
March 31, 2005                               0.02                   0.02
June 30, 2005                                0.01                   0.01
September 30, 2005                           0.01                   0.01


         As of September 30, 2005, there were approximately 676 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its common stock as of that date.

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

Recent Sales of Unregistered Securities

         The Company made conducted no unregistered sales of its securities from October 1, 2004 through September 30, 2005.

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

     The reports of each of the independent registered public accounting firms on the Company's financial statements as of September 30, 2005, and for each of the years in the two-year period then ended, include a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

Results of Operations

         On March 16, 2005, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the September 30, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise."

            On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti for a $700,000 cash contribution to Brunetti. On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti for a $300,000 cash contribution to Brunetti. Brunetti was a Denver, Colorado-based company that provided consulting, design, engineering and construction services designed to enable and enhance voice, data and video communications through fiber and wireless systems.

     During the fourth quarter of the fiscal year ended September 30, 2004, the Company made a decision to impair the value of the client contracts and relationships and certain fixed assets. This decision was based on factors including the Company's evaluation of past and current operating results, and the cessation of the operational activities of Brunetti on October 11, 2004. As a result of this decision, the Company recorded an impairment charge of $494,317 in the fourth quarter of the fiscal year ended September 30, 2004, which is included in discontinued operations.

         On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code. At such time, the Company began to account for the operations of Brunetti as discontinued operations.

General and Administrative Expenses

     General and Administrative expenses were $180,025 in the year ended September 30, 2005 compared to $334,995 for the year ended September 30, 2004. The $154,970 decrease is primarily attributable to a decrease in expenses and the subsequent cessation of operations of the Brunetti and the subsequent bankruptcy filings. During the fiscal year ended September 30, 2005, general and administrative expenses decreased as follows:

     General & Administrative
     Expense                                        Decrease
     -------                                        --------
Consulting expense                                $    81,269
Payroll expense                                   $    62,640

Other Income/Expense

         The Company recognized gains of $272,494 for the year ended September 30, 2004 on the sale and exchange of NanoPierce common stock. The Company did not recognize any gains or losses on the exchange of NanoPierce common stock during the year ended September 30, 2005.

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

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in the earnings (losses) of the Company. At September 30, 2005, the fair value of the derivatives was estimated to be $0. The Company recorded an unrealized gains of $1,050 on the derivative instruments during the year ended September 30, 2005 and of $33,870 on the derivative instruments during the year ended September 30, 2004.

         Interest income during the year ended September 30, 2005 was $203 compared to $4,464 during the year ended September 30, 2004. Interest expense during the year ended September 30, 2005 was $718 compared to $260 during the year ended September 30, 2005.

Net Loss

         The Company recognized a net loss of $283,530 during the year ended September 30, 2005 compared to a net loss of $1,661,285 during the year ended September 30, 2004. The $1,377,755 decrease in net losses was primarily due to the cessation of operations of Brunetti.

Liquidity and Capital Resources

         During the year ended September 30, 2005, the Company's cash and cash equivalents decreased by $141,247. Cash used in continuing operations was $112,076. The Company did not recognize cash from financing activities or investing activities of continuing operations during the year ended September 30, 2005.

         During the year ended September 30, 2005, cash of $29,170 was used by discontinued operations.

         To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of NanoPierce common stock held as an investment by the Company. At September 30, 2005, the Company owned 464,870 shares of Nanopierce common stock with a market value of approximately $25,190 based upon the closing bid price of $0.08 per share (of which 150,000 shares with a market value of $12,000 are subject to warrant agreements). At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as the beginning of the next annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.


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

Valuation of Client Contracts and Relationships and Other Long-Lived Assets

     The Company assesses the impairment of long-lived and intangible assets, such as client contracts and relationships, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. At September 30, 2004, management assessed the carrying value of client contracts and relationships and other long-lived assets for impairment, and based on this assessment the Company believed that an impairment charge was necessary in the case of the client contracts and relationships of Brunetti and certain fixed assets; therefore, the Company recognized an impairment of $494,317, which included in discontinued operations. The Company does not believe that there has been any other impairment to long-lived assets as of September 30, 2005.

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

Contractual Obligations

     For more information on the Company's contractual obligations on operating leases, refer to Note 10 of the consolidated financial statements. At September 30, 2005, the Company's contractual obligations had been stayed by the filing of the bankruptcy proceedings.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 10, 2005, the Board of Directors of the Company, authorized the dismissal of GHP Horwath, P.C. (GHP) as the Registrant's independent registered public accounting firm.

         GHP's reports on the Registrant's consolidated financial statements as of September 30, 2004 and 2003, and for each of the years in the two-year period ended September 30, 2004, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the Registrant's "ability to continue as a going concern". The Registrant had no disagreements with GHP in connection with its audits for the two most recent fiscal years, and for interim periods subsequent to September 30, 2004, through the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     The Company has engaged the services of Larry O'Donnell, CPA as the Company's independent registered public accounting firm.

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

Executive Officers and Directors

         The executive officers and directors of the Company are as follows:


     Name and Age                      Position                            Period
     ------------                      --------                            ------
Paul H. Metzinger (66)               Director, President, and            May 28, 1997 to October 20, 2003.
                                     Chief Executive Officer             September 30, 2004 to March 16, 2005

Charles E. Bauer, Ph.D. (52)         Director                            November 22, 1996 to present

Kristi J. Kampmann (33)              Chief Financial Officer,            October 1, 2003 to present
                                     Secretary                           July 1999 to present

                                     President & Chief                   October 21, 2003 to January 30, 2004
                                     Executive Officer                   March 16, 2005 to present

R. Mark Richards (53)                Director                            February 2000 to present.

Mallory Smith (56)                   Director                            February 2000 to present.

Kevin B. Waide (53)                  Director                            January 1998 to March 16, 2004.

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

Biographical Information on Officers and Directors and Significant Employees

     R. Mark Richards. Mr. Richards has served as the President and Chief Executive Officer of the Company since March 16, 2005. Mr. Richards has served as a director of the Company since February 2000. From October 21, 2003 to January 30, 2004, Mr. Richards served as the President and Chief Executive Officer, Pro Tem. Mr. Richards graduated in 1973 from Colorado School of Mines, in Golden, Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various management positions, including Director - Business Development and is currently employed at the Rocky Flats Environmental Technology Site, where he has served in various capacities, including Program Manager.

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

     Paul H. Metzinger. Mr. Metzinger served as a director, President and Chief Executive Officer of the Company from September 30, 2004 through March 16, 2005. Prior to that he served as the President, Chief Executive Officer and as a director of the Company from May 28, 1997 to October 21, 2003. Prior to becoming a director and officer of the Company, Mr. Metzinger served as the Company's General Counsel and practiced securities law in Denver, Colorado for over 32 years. Mr. Metzinger received his J.D. degree in 1967 from Creighton University Law School and his L.L.M. from Georgetown University in 1969. In addition Mr. Metzinger serves as a director and the President and Chief Executive Officer of NanoPierce Technologies, Inc.

     Kevin B. Waide. Mr. Waide served as a director of the Company from January 28, 1998 through March 16, 2005. Mr. Waide's experience includes six years of sales and marketing for a large, independent, Denver-based accounting firm and fourteen years in various positions in the securities industry. Mr. Waide has an extensive background in business analysis, mergers, acquisitions and franchising. Mr. Waide is a graduate of Central College in Pella, Iowa.

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

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2005 and 2004 (the "Named Executive Officers"):



                                            Annual Compensation                       Long Term Compensation
                                                                            Awards                  Payouts
   Name & Principal     Year    Salary     Bonus      Other Annual    Restricted    Securities      LTIP         All Other
       Position                  ($)        ($)       Compensation   Stock Awards   Underlying     Payouts     Compensation
                                                          ($)             ($)       Options (#)      ($)            ($)
R. Mark Richards        2005  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
Paul H. Metzinger,      2005  $ -0-         $-0-          $-0-            -0-           -0-         $-0-           $-0-
Charles E. Brunetti(2)  2005  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-

(1) Paul Metzinger was elected President and Chief Executive Officer on May 28, 1997. He resigned both positions effective October 20, 2003. On September 30, 2004, Mr. Metzinger was re-appointed as the President and Chief Executive Officer. Mr. Metzinger as part of his re-appointment has agreed to work without salary, until such time, the Company is able to afford compensation.
(2) Charles E. Brunetti served as the Chief Executive Officer of the Company from January 30, 2004 until his resignation on September 29, 2004. He also served as the Chief Executive Officer and President of Brunetti DEC until his resignation on September 29, 2004. His employment agreement was with Brunetti DEC and he was compensated under such contract.

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

                             Option/SAR Grants Table

No options were granted during the fiscal year ended September 30, 2005.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                               Option/SAR Values

No options were exercised during the fiscal year ended September 30, 2005.


              Aggregated Option/SAR Exercises in Last Fiscal Year,
                      and Fiscal Year-End Option/SAR Values

                                                                Number of           Value of
                                                               Securities         Unexercised
                                                               Underlying         In-the-Money
                                                               Unexercised      Options/SARS at
                                                             Options/SARS at     FY-End ($)(1)
                                                                 FY-End
                                                            ------------------ -------------------
                                   Shares
                                  Acquired
                                     on          Value
                                  Exercise      Realized     Exercisable/        Exercisable/
             Name                    (#)           ($)        Unexercisable      Unexercisable
Charles E. Bauer                      0            0            255,000/0             $0/0
Kristi J. Kampmann                    0            0            510,000/0             $0/0
Paul H. Metzinger                     0            0            500,000/0             $0/0
R. Mark Richards                      0            0            500,000/0             $0/0
Mallory Smith                         0            0            250,000/0             $0/0
Kevin B. Waide                        0            0            255,000/0             $0/0

(1) The average of the closing bid and ask price of the Common Stock on September 30, 2005($0.01) was used to calculate the option value.

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

Compensation Pursuant to Plans

         Stock Option Plans. During the fiscal year ended September 30, 2005, the Company did not grant any options under is stock option plan. During the fiscal year ended September 30, 2005, the Company cancelled options to purchase 50,000 shares of the common stock. As of September 30, 2005, 4,921,350 options are exercisable.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

         The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 2005, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


             Name and Address of Beneficial Owner                       Number of Shares           % of Outstanding (6)
Paul H. Metzinger, President                                            3,131,434(1)                8.62%
Chief Executive Officer and Director
370 17th Street, Suite 3640
Denver, CO 80202

Cheri L. Metzinger                                                      3,131,434(1)                8.62%
3236 Jellison Street
Wheat Ridge, CO 80033

Charles E. Bauer, Director                                                485,000(2)                1.34%
31312 Island Drive
Evergreen, CO 80439

Kristi J. Kampmann, Secretary & Chief Financial Officer                   560,000(3)                1.54%
370 17th Street, Suite 3640
Denver, CO 80202

R. Mark Richards                                                          764,313(5)                2.10%
3892 Weld County Road 45
P.O. Box 388
Hudson, CO 80642

Mallory Smith, Director                                                   606,910(4)                1.67%
11211 E. Arapahoe Rd, Suite 116
Englewood, CO 80112

All officers and directors as a group                                   5,932,657(6)               16.33%
(4 persons)

(1) Includes 2,631,434 shares of common stock owned indirectly and beneficially by Mr. Metzinger through his wife's trust, and options consisting of 500,000 shares exercisable at $0.12 expiring in September 2014, held directly and beneficially by Mr. Metzinger. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
(2) Includes 200,000 shares of common stock owned directly and beneficially, options for 5,000 shares of common stock exercisable at $7.50 per share, expiring in September 2007, options for 250,000 shares of common stock exercisable at $0.41 per share, expiring in January 2014 and warrants for 30,000 shares of common stock exercisable at $0.10 per share, expiring in October 2008.
(3) Includes 50,000 shares of common stock owned directly and beneficially and options for 2,500 shares of common stock, exercisable at $7.50 per share, expiring in September 2007; an option for 7,500 shares of common stock, exercisable at $1.00 per share, expiring in June 2008; and an option for 500,000 shares of common stock, exercisable at $0.51 per share, expiring in October 2013.
(4) Includes 296,910 shares of common stock owned directly and beneficially; an option for 250,000 shares of common stock, exercisable at $0.41 per share, expiring in January 2014; and a warrant for 60,000 shares of common stock, exercisable at $0.10 per share, expiring in October 2008.
(5) Includes 204,313 shares of common stock owned directly and beneficially; an option for 500,000 shares of common stock, exercisable at $0.51 per share, expiring in October 2013; and a warrant for 60,000 shares of common stock, exercisable at $0.10 per share and expiring in September 2008.
(6) Based on 23,930,073 shares of common stock issued and outstanding on September 30, 2005 and assuming exercise of all 4,971,350 presently exercisable options and exercise of 7,425,000 outstanding warrants, there would be
36,326,423 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

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

         During the fiscal year ended September 2004, the Company issued options under the 1995 Plan to various officers and directors as set forth in the table below:



              Name                     No. of Options          Exercise Price            Expiration Date
              ----                     --------------          --------------            ---------------
Charles E. Bauer                          250,000                  $0.41                   January 2014
Charles Brunetti                          500,000                  $0.51                   October 2013
Kristi J. Kampmann                        500,000                  $0.51                   October 2013
Paul H. Metzinger                         500,000                  $0.12                  September 2014
R. Mark Richards                          500,000                  $0.51                   October 2013
Mallory Smith                             250,000                  $0.41                   January 2014
Kevin B. Waide                            250,000                  $0.41                   January 2014

         During the fiscal year ended September 30, 2004, Messrs. Richards, Smith, Waide and Bauer, all officers and directors of the Company, participated in a private equity financing offered by the Company. As part of the financing they purchased restricted common stock of the Company at a purchase price of $0.10 per share with an attached warrant with an exercise price of $0.10 per share, a term of 5 years and each warrant provides for a cashless exercise. See the table set forth below:


                                           No. of
               Name                     Common Shares              No. of Warrants            Purchase Price
               ----                     -------------              ---------------            --------------
Charles E. Bauer                            100,000                    30,000                    $10,000
R. Mark Richards                            200,000                    60,000                    $20,000
Mallory Smith                               200,000                    60,000                    $20,000
Kevin Waide                                 100,000                    30,000                    $10,000

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

Exhibit No.     Description

    2(3)        Agreement for Purchase of Ownership Interest, dated
                October 20, 2003, by and between, Brunetti DEC, LLC and the
                Company.
    10.1(1)     1995 Compensatory Stock Option Plan.
    10.2(2)     Employment Agreement, dated June 1, 2002, between Paul H.
                Metzinger and the Company.
    10.3(4)     Employment Agreement, dated October 1, 2003, between Kristi J.
                Kampmann and the Company.
    10.4(4)     Code of Ethics
    11*         Statement Regarding Computation of Per Share Earnings.
    21*         List of Subsidiaries of Intercell International Corporation
    23*         Consents of Independent Registered Public Accounting Firms
    31*         Certifications pursuant to Section 302 of the Sarbanes-
                Oxley Act
    32*         Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith.

   (1) Incorporated by reference to the Company's current Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
   (2)    Form 10-KSB for the fiscal year ended September 30, 2002.
   (3)    Current Report on Form 8-K, dated October 20, 2003.
   (4)    Form 10-KSB for the fiscal year ended September 30, 2003.


(b)       Reports on Form 8-K:

           None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Larry O'Donnell, CPA, PC and GHP Horwath, P.C., the Company's independent registered public accounting firms, for professional services in the fiscal years ended September 30, 2005 and 2004 are as follows:

           Services Rendered                 2005                       2004
           -----------------                 ----                       ----

  Audit Fees                                 $41,675                    $44,290
  Audit Related Fees                               0                          0
  All Other Fees                                   0                          0

The Company's corporate tax returns are prepared by the firm of Thompson & Lowe, P.C. Fees for the fiscal year ended September 30, 2005 and 2004 were $8,500 and $6,500, respectively.

The engagement of the auditors was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended September 30, 2005.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY

                        Consolidated Financial Statements

                           September 30, 2005 and 2004

        (With Reports of Independent Registered Public Accounting Firms)

                        CONSOLIDATED FINANCIAL STATEMENTS

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY

                   Index to Consolidated Financial Statements


                                                                        Page

Report of Independent Registered Public Accounting Firm
   Larry O'Donnell, CPA                                                  F-3

Report of Independent Registered Public Accounting Firm
   GHP Horwath, P.C.                                                     F-4

Consolidated Balance Sheet - September 30, 2005                          F-5

Consolidated Statements of Operations and Comprehensive Loss -
      Years ended September 30, 2005 and 2004                            F-6

Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) - Years ended September 30, 2005 and 2004              F-7

Consolidated Statements of Cash Flows - Years ended
         September 30, 2005 and 2004                                     F-9

Notes to Consolidated Financial Statements                               F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Intercell International Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Intercell International Corporation and subsidiary as of September 30, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years in the one-year period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell International Corporation and subsidiary as of September 30, 2005, and the results of their operations and their cash flows for each of the years in the one-year period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $283,530 for the year ended September 30, 2005, and an accumulated deficit of $39,116,575 as of September 30, 2005. In addition, in March 2005, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Larry O'Donnell
Denver, Colorado
January 12, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Intercell International Corporation

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows of Intercell International Corporation and subsidiary for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Intercell International Corporation and subsidiary for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ GHP Horwath, P.C.

Denver, Colorado
December 3, 2004, except for the restatement adjustments described in Note 4, as to which the date is January 12, 2006



                  INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                (Debtor-In-Possession)
                              Consolidated Balance Sheet
                                  September 30, 2005


                                        Assets
Current assets:
  Cash and cash equivalents                                                            $    22,340
  Restricted cash(Note 6)                                                                   35,000
  Accounts Receivable                                                                       35,000
  Assets of discontinued operations (Note 3)                                                 9,377
                                                                                        ----------
    Total current assets                                                                   101,717
                                                                                        ----------

Property and equipment, net                                                                  1,266
                                                                                        ----------

Other assets:
  Investment securities available for sale (Note 4)                                         25,190
                                                                                        ----------

       Total assets                                                                    $   128,173
                                                                                        ==========

                         Liabilities and Stockholders' Deficit

Liabilities not subject to compromise
    Current liabilities:
    Accounts payable and accrued liabilities                                           $    44,177
                                                                                        ----------
      Total current liabilities                                                             44,177
                                                                                        ----------

  Liabilities subject to compromise (Note 3)
    Accounts payable                                                                        63,417
    Accrued liabilities                                                                        611
    Note payable                                                                            35,000
    Liabilities of discontinued operations (Note 3)                                        308,683
                                                                                        ----------
      Total liabilities subject to compromise                                              407,711
                                                                                        ----------

      Total liabilities                                                                    451,888
                                                                                        ----------

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                               -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                                23,836
  Additional paid-in capital                                                            38,743,834
  Accumulated other comprehensive income                                                    25,190
  Accumulated deficit                                                                  (39,116,575)
                                                                                        ----------
      Total stockholders' deficit                                                      (   323,715)
                                                                                        ----------

        Total liabilities and stockholders' deficit                                    $   128,173
                                                                                        ==========


See accompanying notes to consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended September 30, 2005 and 2004


                                                        2005              2004
                                                        ----              ----

General and administrative expense               $(  180,025)       (  334,995)

Other income (loss):
  Gain on sale and exchange of
    affiliate stock (Note 5)                               -           272,494
  Unrealized gain on derivative
    instruments (Note 5)                               1,050            33,870
  Interest income                                        203             4,465
  Interest expense                                (      718)       (      260)
                                                   ---------         ---------
                                                         535           310,569
                                                   ---------         ---------

Loss from continuing operations                   (  179,490)       (   24,426)
                                                   ---------         ---------

Discontinued operations; loss from
  operations of subsidiary (Notes 3 and 4)        (  104,040)       (1,636,859)
                                                   ---------         ---------

Net loss                                          (  283,530)       (1,661,285)
                                                   ---------         ---------

Other comprehensive income;
  change in unrealized gain on
  securities available for
  sale (Note 5)                                        5,406            19,784
                                                   ---------         ---------

Total comprehensive loss                         $(  277,980)       (1,641,501)
                                                   =========         =========

Basic and diluted loss per share:
  Loss from continuing operations                $(     0.01)       (    0.03)
  Loss from discontinued operations                        *        (    0.05)
                                                   ---------         --------

Net loss per share, basic and diluted            $(     0.01)       (    0.08)
                                                   =========         ========

Weighted average number of common
  shares outstanding                              23,836,323       20,394,150
                                                  ==========       ==========

         * Less than $(0.01) per share.

         See accompanying notes to consolidated financial statements.



                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                             (Debtor-In-Possession)
                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                     Years Ended September 30, 2005 and 2004



                                                                                   Accumulated
                                                                   Additional         Other                               Total
                                        Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                        ------------
                                  Shares           Amount           Capital           Income          Deficit      Equity(Deficit)
                                  ------           ------           -------           ------          -------      ---------------

Balances, October 1, 2003       9,071,251       $  9,071          $37,186,597    $         -       $(37,171,760)    $    23,908

Common stock and warrants
  issued for cash              12,664,285         12,664            1,184,336              -                  -       1,197,000

Common stock issued upon
exercise of option              2,000,000          2,000              198,000                                           200,000

Common stock issued for
  purchase of assets
  (Note 4)                         93,750           94                 29,906              -                  -          30,000

Warrants issued for cash                -            -                 19,839              -                  -          19,839

Warrant issued in partial
  satisfaction of note
  Payable                               -            -                 11,661              -                  -          11,661

Option issued in
  connection with sale of
  affiliate common stock
  (Note 5)                              -            -                 59,807              -                  -          59,807

Common stock issued upon
  cashless exercise of
  warrant                         100,787          101                   (101)             -                  -               -

Contribution of services
  by officer/stockholder
  (Note 8)                              -            -                 10,000              -                  -          10,000

Net loss                                -            -                      -              -        ( 1,661,285)    ( 1,661,285)

Other comprehensive
  income:
  Change in unrealized
  gain on securites
  available for sale                    -            -                      -         19,784                  -          19,784
                              ------------    ---------          -------------   ------------      -------------    ------------
Balances,
  September 30, 2004           23,930,073      $23,930            $38,700,045     $   19,784       $(38,833,045)       $(89,286)
                              ============    =========          =============   ============      =============    ============


(Continued)
                                               F-7




                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                             (Debtor-In-Possession)
                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                     Years Ended September 30, 2005 and 2004
                                                   (continued)




                                                                                   Accumulated
                                                                   Additional         Other                               Total
                                        Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                        ------------
                                  Shares           Amount           Capital           Income          Deficit           Deficit
                                  ------           ------           -------           ------          -------           -------

Balances, October 1, 2004      23,930,073       $ 23,930          $38,700,045    $    19,784       $(38,833,045)    $(   89,286)

Common stock in exchange
  for marketing
  rights (Note 7)                 (93,750)           (94)                  94              -                  -               -

Contribution of services
  by officers/stockholders
  (Note 7)                              -              -               43,695              -                  -          43,695

Net loss                                -              -                    -              -        (   283,530)     (  283,530)

Other comprehensive
  income:
  Change in unrealized
  gain on securities
  available for sale
  (Note 4)                              -              -                    -          5,406                  -           5,406
                              ------------      ---------         ------------   ------------      -------------     ------------
Balances,
  September 30, 2005           23,836,323       $ 23,836          $38,743,834    $    25,190       $(39,116,575)     $( 323,715)
                              ============      =========         ============   ============      =============     ============



                  See accompanying notes to consolidated financial statements.



                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                     (Debtor-In-Possession)
                         Condensed Consolidated Statements of Cash Flows
                             Years Ended September 30, 2005 and 2004


                                                                                         2005                  2004
                                                                                         ----                  ----
Cash flows from operating activities:
 Net loss                                                                        $ (  283,530)           (1,661,285)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                                   104,040             1,636,859
  Depreciation expense                                                                    844                   704
  Amortization of prepaid investor relation services                                        -                89,618
  Contribution of services by officer/stockholder                                      43,695                10,000
  Unrealized gain on derivative instruments                                        (    1,050)           (   33,870)
  Gain on sale and exchange of affiliate stock                                              -            (  272,494)
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                                 (   35,000)
   Increase in accounts payable and accrued liabilities                                58,925                 4,560
                                                                                    ---------             ---------
    Net cash used in operating activities from
      continuing operations                                                        (  112,076)           (  225,908)
                                                                                    ---------             ---------
Cash flows from investing activities:
 Proceeds from sale of affiliate stock and warrants to
    purchase affiliate stock                                                                -               272,494
 Payment of note receivable                                                                 -               135,000
 Increase in notes receivable                                                               -            (  100,000)
 Purchase of equipment                                                                      -            (    2,814)
                                                                                    ---------             ---------
   Net cash provided by investing activities from
     continuing operations                                                                  -               304,680
                                                                                    ---------             ---------
Cash flows from financing activities:
 Proceeds from sale of common stock, options and warrants                                   -             1,476,646
 Increase in restricted cash                                                       (   35,000)                    -
 Proceeds from note payable                                                            35,000                     -
 Payment on note payable                                                                    -            (   50,000)
                                                                                   ----------             ---------
   Net cash provided by financing activities from
     continuing operations                                                                  -             1,426,646)
                                                                                    ---------             ---------

Net cash used in discontinued operations                                          (    34,105)           (1,316,028)
                                                                                   ----------             ---------

Net (decrease) increase in cash and cash equivalents                              (   141,246)              189,390

Cash and cash equivalents, beginning of year                                          197,691                 8,301
                                                                                   ----------            ----------

Cash and cash equivalents, end of year                                           $     22,340               197,691
                                                                                   ==========            ==========

                                   (Continued)








                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                     (Debtor-In-Possession)
                         Condensed Consolidated Statements of Cash Flows
                             Years Ended September 30, 2005 and 2004
                                           (Continued)



                                                                                         2005                  2004
                                                                                         ----                  ----
Supplemental disclosure of non-cash investing and
  financing activities:
Common stock returned in exchange for marketing rights                            $        94                    -
Warrant issued in partial satisfaction of note payable                                      -               11,661
Note receivable satisfied in connection with extinguishment
  of note payable                                                                           -               20,200
Common stock issued for purchase of assets                                                  -               30,000
Increase in investment securities available for sale and
  related unrealized gain                                                               5,405               19,784













          See accompanying notes to consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004


1. BASIS OF PRESENTATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
-------------------------------------------------------------------------
POLICIES:
---------

BASIS OF PRESENTATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company or Intercell), and beginning in October 2003, a 60% controlling interest in Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company. On January 30, 2004, the Company acquired the remaining 40% interest in Brunetti. In October 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. During the three months ended December 31, 2003 and through January 30, 2004, the net loss incurred by Brunetti exceeded the minority interest in the equity (deficiency) of Brunetti. The excess of losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's consolidated balance sheet. On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code (Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the September 30, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay (Note 3).

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of 364,870 shares of common stock of NanoPierce Technologies, Inc. ("NanoPierce") (Note 5). These securities are carried at fair value ($25,190 at September 30, 2005) based upon quoted market prices. Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income (loss), included as a separate item in stockholders' equity (deficit). The Company reported an increase in the unrealized gain on available for sale securities of $5,405 and $19,784 in 2005 and 2004 respectively. Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

IMPAIRMENT OF INTANGIBLE AND FIXED ASSETS

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

In connection with the October 2003 acquisition of Brunetti, the Company allocated the excess of the purchase price of the controlling interest in Brunetti over the net tangible assets of Brunetti to client contracts and relationships.

The client contracts and relationships were recorded at an estimated fair value of $636,500, and were assigned a useful life of three years. Amortization expense of $194,487 was recorded for the year ended September 30, 2004, which is included in discontinued operations.

During the fourth quarter of the year ended September 30, 2004, the Company made a decision to provide an impairment loss for the remaining carrying value of the client contracts and relationships and certain fixed assets. This decision was based on factors including the Company's evaluation of past and current operating results, and the decision to discontinue Brunetti operations in October 2004. As a result of this decision, the Company recorded an impairment charge of $494,317 in the year ended September 30, 2004 which is included in discontinued operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets, which range from five to seven years.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

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

Had compensation cost for the Company's stock plans been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:


                                                                        2005                  2004
                                                                        ----                  ----
Net loss, as reported                                           $(  283,530)           ( 1,661,285)
Total stock-based employee compensation
expense determined under fair value
based method for all awards                                               -            ( 1,733,000)
                                                                  ---------             ----------

Net loss, pro forma                                             $(  283,530)           ( 3,394,285)
                                                                  =========             ==========
Net loss per share, as reported                                 $(     0.01)           (      0.08)
Net loss per share, pro forma                                   $         -            (      0.17)

No options were granted during the year ended September 30, 2005.

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
        Expected life of options                                  6.5 years

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (12,346,350 shares at September 30, 2005 and 12,396,350 shares at September 30,
2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the next annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

RECLASSIFICATIONS

Certain  amounts  previously   reported  in  the  2004  consolidated   financial
statements have been reclassified to conform to current year presentation.

2   GOING CONCERN AND MANAGEMENT'S PLANS:
-----------------------------------------

The Company's consolidated financial statements for the year ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $283,530 for the year ended September 30, 2005, and an accumulated deficit of $39,116,575 as of September 30, 2005. In addition, on March 16, 2005, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code.

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

3 VOLUNTARY REORGANIZATION UNDER CHAPTER 11:
--------------------------------------------

On March 16, 2005, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On March 1, 2005, the Company's wholly-owned subsidiary, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code. As consequence of the bankruptcy filing, litigation against the Debtors was stayed.

Management, at this time, is developing a plan of reorganization to submit to the Court.

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise reflected in the condensed consolidated balance sheet represent the liabilities of the Debtor incurred prior to the Petition Date. Liabilities subject to compromise consisted of the following:

                                                                   September 30,
                                                                       2005
                                                                      -----

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
                                                                 ------------

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

4  DISCONTINUED OPERATIONS:
---------------------------

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

On October 11, 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. As a result of the decision to discontinue the operations of Brunetti and liquidate its assets, the Company recorded an impairment charge of $494,317 during the fourth quarter of the fiscal year ended September 30, 2004, which represented the remaining carrying value of the client contracts and relationships and certain fixed assets as of September 30, 2004.

On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code. The results of operations from Brunetti have been retroactively restated as discontinued operations.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

At September 30, 2005, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

  Cash                                          $     9,377
                                                -----------
    Total assets
      (all current)                             $     9,377
                                                ===========

  Accounts payable                              $   179,473
  Related party payable                              25,035
  Line of credit                                     10,735
  Accrued payroll                                    93,440
                                                -----------
    Total liabilities
      (all current)(1)                          $   308,683
                                                ===========

(1) Liabilities above do not include payables to Intercell International Corporation of approximately $384,358 at September 30, 2005.

Revenues attributable to Brunetti operations for the year ended September 30, 2005 and 2004, reported in discontinued operations, were $11,746 and $599,520, respectively. Operations related to Brunetti resulted in a net loss during the year ended September 30, 2005 and 2004 of $104,040 and $1,636,859, respectively. Brunetti did not incur any income taxes during these periods.

Asset Acquisition

On June 15, 2004, Brunetti signed an agreement with NetUnwired, LLC ("NetUnwired"), a Colorado limited liability company, to acquire all of NetUnwired's marketing rights, brand name, customer lists, contracts and distributor/VAR (Value Added Reseller) agreements. As consideration for the acquisition, the Company issued to the owner of NetUnwired, 93,750 shares of its restricted common stock valued at $30,000, the market price of the common stock on the date of acquisition. In addition, the Company granted to the owner of NetUnwired an option to purchased up to 500,000 shares of the Company's common stock. Exercisability of the option is contingent upon the individual's ability to develop and perform $2 million of new project revenue (as defined) during the 12-month period ending June 15, 2005. The asses acquired were recorded as intangible assets and were being amortized over 3 years. However, these assets were determined to be impaired in the fourth quarter of the year ended September 30, 2004 in connection with the decision to discontinue the operations of Brunetti, and therefore the Company recorded an impairment charge of $30,000. In December 2004, NetUnwired returned the 93,750 shares of restricted common stock in exchange for the marketing rights, brand name, customer lists, contracts and distributor/VAR agreements.

5  INVESTMENT IN NANOPIERCE AND RELATED TRANSACTIONS:
-----------------------------------------------------

As of September 30, 2005, the Company owns approximately 0.35% of the outstanding common stock of NanoPierce. Through October 20, 2003, the Company's President/CEO was also the President/CEO of NanoPierce and was also a member of the board of directors of both companies. From September 30, 2004 through March 16, 2005, the President/CEO of NanoPierce served as the CEO/President of the Company and to the board of directors of the Company. Through October 20, 2003, the Company accounted for its investment in NanoPierce under the equity method of accounting due to the Company's ability to exercise significant influence over the operating and financial policies of NanoPierce.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

NanoPierce, during the 2004/2005 year, has substantially ceased its technology operations. NanoPierce currently owns 49% of a German company involved in the manufacturing and sale of RFID (Radio Frequency Identification Devices) and is the 50% owner of a joint venture involved in the manufacturing and sale of a natural supplement to poultry fee.

The Company's ownership interest in NanoPierce's outstanding common stock decreased from approximately 9.7% at October 1, 2003 to approximately 0.15% at September 30, 2004, and to approximately 0.35% at September 30, 2005.

The Company's ownership interest in NanoPierce decreased by approximately 0.25% during the fiscal year ended September 30, 2005, due primarily to the issuance of its common shares by NanoPierce.

At September 30, 2005, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to warrant agreements, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).

Sales of Nanopierce Common Stock

Year ended September 30, 2005

There were no sales of NanoPierce common stock during the year ended September 30, 2005.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At September 30, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $1,050 was recognized during the fiscal year ended September 30, 2005, and an unrealized gain of $33,870 was recognized during the year ended September 30, 2004.

6  RELATED PARTY NOTES AND ADVANCES RECEIVABLE:
-----------------------------------------------

In September 2003, the Company loaned $35,000 to NanoPierce, an affiliate of the Company at the time, in exchange for a 7% unsecured promissory note, due in September 2004. In November 2003, the Company loaned an additional $100,000 to NanoPierce in return for a 7% promissory note. In January 2004, both promissory notes were paid in full.

In September 2003, the Company sold 155,390 restricted shares of NanoPierce common stock to a company in which an officer is related to a member of the Board of Directors of the Company and assists the Company from time to time with its financing efforts. In exchange for the NanoPierce shares, the Company received a 7% promissory note for $20,200. In October 2003, the note was satisfied in connection with the extinguishment of a note payable (Note 7).

7  NOTES PAYABLE AND CREDIT FACILITIES:
---------------------------------------

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

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005 and is collateralized by a 6-month certificate of deposit. In October 2005, the Company agreed to decrease to $20,000 and extend its term to May 2006. As of September 30, 2005, there is no outstanding balance on the letter of credit.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

8  STOCKHOLDERS' DEFICIT:
-------------------------

COMMON STOCK

Year Ended 2005

During the year ended September 30, 2005, the Company exchanged certain marketing rights (with a carrying value of $0) for the return of 93,750 shares of the Company's restricted common stock (issued in June 2004) and the extinguishment of $10,488 of accounts payable and accrued expenses owed by Brunetti to this party. The shares were retired by the Company. As a result of this transaction, the Company recognized a gain of $10,488, which is included in discontinued operations.

Year Ended 2004

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

CAPITAL TRANSACTIONS

2005 Transactions

During the year ended September 30, 2005, officers of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $43,695, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

2004 Transactions

During the year ended September 30, 2004, an officer of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $10,000, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

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


A summary of the status of the Option Plan is as follows:

                                                                     September 30,
                                                          2005                            2004
                                             ------------------------------- -------------------------------
                                                                Weighted                        Weighted
                                                                Average                         Average
                                                             Exercise Price                  Exercise Price
                                                 Shares                          Shares
                                                --------        ---------       ---------        ------

Outstanding at beginning of                       4,971,350
  Year                                                       $     1.43        338,850          $ 17.74
Granted                                                   -           -      4,750,000             0.43
Cancelled                                           (50,000)      10.00       (117,500)            8.19
Exercised                                                 -           -              -                -
                                                   --------    ---------     ---------           ------
Outstanding at end of year                        4,921,350  $     1.26      4,971,350           $ 1.43
                                                  =========                  =========

Options exercisable at end of
  Year                                            4,921,350  $     1.26        4,971,350         $ 1.43

The following table summarizes information about stock options outstanding as of September 30, 2005:


                  Options Outstanding                                    Options Exercisable
                                          Remaining          Weighted
Range of Exercise      Number of         Contractual          Average          Number of      Exercise
      Prices            Options             Life             Exercise           Options         Price
      ------            -------             ----             --------           -------         -----
$0.40-0.99          4,750,000            8.2 years            $ 0.43       4,750,000             $ 0.43
1.00-10.00            108,500            1.7                    7.26         108,500               7.26
15.00-30.00            14,800            1.2                   18.60          14,800              18.60
40.00-80.00            48,050            0.9                   64.06          48,050              64.06
                    ---------         ------                   -----       ---------              -----
                    4,921,350            3.5 years            $ 1.26       4,921,350             $ 1.26
                    =========                                              =========

2005 Transactions

During the year ended September 30, 2005, options to purchase up to 50,000 shares of common stock cancelled.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

2004 Transactions

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

WARRANTS

At September 30, 2005, the following warrants to purchase common stock were outstanding:

  Number of common shares
    covered by warrants         Exercise Price           Expiration Date
    -------------------         --------------           ---------------

         6,145,000           $     0.10              September- October 2008
           580,000                 0.20                   September 2006
           700,000                 0.25                   February  2009
         ---------
         7,425,000
         =========

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

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

9  INCOME TAXES:
----------------

The Company did not incur income tax expense for the years ended September 30, 2005 and 2004. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:

                                                       Years Ended
                                                       September 30,
                                                   2005             2004
                                                   ----             ----

Expected income tax benefit                     $( 96,400)        $(565,000)
State income taxes                                (10,240)          (60,000)
Change in valuation allowance                     106,640           625,000
                                                 --------           -------
                                                 $      -         $       -
                                                 ========           =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2005 are as follows:

         Deferred tax assets (non-current):
           Net operating loss carry forwards         $283,500
         Less valuation allowance                    (283,500)
                                                     ---------
           Net deferred tax assets                   $      -
                                                     =========

As of September 30, 2005, the Company had net operating loss carryforwards of approximately $4,453,500 and a capital loss carryforward of approximately $5,170,000 after giving effect to an ownership change and liquidation of certain subsidiaries. The net operating losses expire from 2006 to 2025. The Company's net operating loss carryforwards are subject to annual limitations which may defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

10 COMMITMENTS AND CONTINGENCIES:
---------------------------------

Office Leases

The Company shares office space with NanoPierce. NanoPierce, which leases the space, paid all of the required lease payments during the 2005 and 2004 fiscal years. During the year ended September 2004, the Company reimbursed NanoPierce $7,000 in rent expense.

The Company, through its subsidiary, has also entered into certain facilities and equipment operating leases that are non-cancelable and that expire through December 2009. During the year ended September 30, 2004, Brunetti paid $54,245 in rent expenses. In October 2004, Brunetti ceased operations and moved from the premises. Rent expense was $16,454, during the year ended September 30, 2005. Future minimum lease payments under these leases total approximately $203,700. The lease obligations have stayed as a result of the bankruptcy filing (see below).

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                    Years Ended September 30, 2005 and 2004


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


                                   EXHIBIT 11


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                        COMPUTATION OF NET LOSS PER SHARE
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                   2005                   2004
                                                                   ----                   ----
Net loss                                                          $( 283,530)         $( 1,661,285)
                                                                                         =========

Weighted average number of common shares
  outstanding                                                      23,836,323           20,394,150

Common equivalent shares representing shares
  issuable upon exercise of outstanding options and
  warrants                                                                  -                    -
                                                                   ----------           ----------
                                                                   23,836,323           20,394,150
                                                                   ==========           ==========

Basic and diluted loss per share applicable
  to common shareholders                                          $(    0.01)          $(     0.08)
                                                                    ========             =========


    Stock options and warrants are not considered in the calculations for those periods as the impact of potential common shares (12,346,350 shares at September 30, 2005 and 12,396,350 shares at September 30, 2004) would be to decrease net loss per share.


                                   Exhibit 21

            List of Subsidiary of Intercell International Corporation

             Name                 State of Incorporation        Date of Incorporation          Doing Business As
------------------------------- ---------------------------- ---------------------------- ----------------------------
Brunetti DEC, LLC                      Colorado, USA                  12/04/98            Brunetti DEC, LLC
------------------------------- ---------------------------- ---------------------------- ----------------------------

                                   EXHIBIT 23


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We hereby consent to the incorporation by reference into the Registration Statement on Form S-8 (No. 333-67742) of Intercell International Corporation and subsidiary of our report dated December 3, 2004, except for the restatement adjustments described in Note 4, as to which the date is January 12, 2006 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), which appears on page F-4 of this Annual Report on Form 10-KSB for the year ended September 30, 2005.



/s/ GHP Horwath, P.C.

Denver, Colorado
January 12, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

         No annual report covering the Company's fiscal year ended September 30, 2005, nor any proxy material, has been sent to security holders of the Company.

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

                                        INTERCELL INTERNATIONAL CORPORATION,
                                        (A Nevada Corporation)

Date:  January 12, 2006                  By /s/R. Mark Richards
                                            -------------------
                                              R. Mark Richards, Director, Chief
                                              Executive Officer & President

Date:  January 12, 2006                 By /s/ Kristi J. Kampmann
                                          -----------------------
                                              Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date:  January 12, 2006                     By  /s/ R. Mark Richards
                                                --------------------
                                                R. Mark Richards, Director



Date:  January 12, 2006                     By  /s/ Mallory Smith
                                                -----------------
                                                Mallory Smith, Director