Form 10QSB
period 2005-12-31
INTERCELL INTERNATIONAL CORP
filed 2006-02-17
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 16, 2006 there were 23,836,323 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format        Yes [_]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements                                     Page
                                                                           ----

         Report of Independent Registered Public Accounting Firm            F-1

         Condensed Consolidated Balance Sheet - December 31, 2005           F-2

         Condensed Consolidated Statements of Operations  and
                  Comprehensive Loss- Three months ended
                  December 31, 2005 and 2004                                F-3

         Condensed Consolidated Statement of Changes in Stockholders'
                  Deficit -Three months ended December 31, 2005             F-4

         Condensed Consolidated Statements of Cash Flows -
                  Three months ended December 31, 2005 and 2004             F-5

         Notes to Condensed Consolidated Financial Statements               F-6

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Intercell International Corporation

I have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of December 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended December 31, 2005 and 2004, the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2005 and 2004, and the condensed consolidated statement of changes in stockholders' deficit for the three-month period ended December 31, 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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




/s/ Larry O'Donnell, CPA, PC

Aurora, Colorado
February 16, 2006
                                       F-1


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                      Condensed Consolidated Balance Sheet
                                December 31, 2005
                                   (Unaudited)


                                     Assets
Current assets:
  Cash and cash equivalents                                                $    45,289
  Restricted cash (Note 6)                                                      20,000
  Assets of discontinued operations (Note 3)                                     9,377
                                                                            ----------
    Total current assets                                                        74,666
                                                                            ----------

Property and equipment, net                                                      1,140
                                                                            ----------

Other assets:
  Investment securities available for sale (Note 4)                             18,892
                                                                            ----------

       Total assets                                                        $    94,698
                                                                            ==========
                      Liabilities and Stockholders' Deficit

Liabilities not subject to compromise Current liabilities:
    Accounts payable and accrued liabilities                               $    21,856
                                                                            ----------
      Total current liabilities                                                 21,856
                                                                            ----------
  Liabilities subject to compromise (Note 2)
    Accounts payable                                                            63,417
    Accrued liabilities                                                            611
    Note payable                                                                35,000
    Liabilities of discontinued operations (Note 3)                            308,683
                                                                            ----------
      Total liabilities subject to compromise                                  407,711
                                                                            ----------
      Total liabilities                                                        429,567
                                                                            ----------
Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                   -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                    23,836
  Additional paid-in capital                                                38,743,834
  Accumulated other comprehensive income                                        18,892
  Accumulated deficit                                                      (39,121,430)
                                                                            ----------
      Total stockholders' deficit                                          (   334,868)
                                                                            ----------

        Total liabilities and stockholders' deficit                        $    94,698
                                                                            ==========

See accompanying notes to condensed consolidated financial statements.


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

                                                                   2005                 2004
                                                                   ----                 ----

General and administrative expense                          $(    5,302)          (   95,857)
                                                              ---------            ---------

Other income (loss):
  Unrealized gain on derivative
    instruments (Note 4)                                              -                  900
  Interest income                                                   448                   99
  Interest expense                                                    -           (      163)
                                                              ---------            ---------
                                                                    448                  836
                                                              ---------            ---------

Loss from continuing operations                              (    4,854)          (   95,021)
                                                              ---------            ---------

Discontinued operations; income
  (loss) from operations of subsidiary
  (Note 3)                                                            -           (   92,259)
                                                              ---------            ---------
Net loss                                                     (    4,854)          (  187,280)
                                                              ---------            ---------

Other comprehensive (loss) income;
  change in unrealized (loss) gain on
     securities available for
     sale (Note 4)                                           (    6,298)              33,744
                                                              ---------            ---------
Total comprehensive loss                                    $(   11,152)          (  153,536)
                                                              =========            =========

Basic and diluted loss per share:
  Loss from continuing operations                           $         *           (     0.01)
  Loss from discontinued operations                                   *                    *
                                                              ---------            ---------

Net loss per share, basic and diluted                       $         *           (     0.01)
                                                              =========            =========

Weighted average number of common
  shares outstanding                                         23,836,323           23,858,741
                                                             ==========           ==========
* Less than $(0.01) per share.

See accompanying notes to condensed consolidated financial statements.



                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                             (Debtor-In-Possession)
                      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                      Three Months Ended December 31, 2005
                                                   (Unaudited)



                                                                                   Accumulated
                                                                   Additional         Other                               Total
                                        Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                        ------------
                                  Shares           Amount           Capital           Income          Deficit           Deficit
                                  ------           ------           -------           ------          -------           -------
Balances, October 1, 2005      23,836,323       $ 23,836          $38,743,834    $    25,190       $(39,116,575)   $(   323,715)

Net loss                                -              -                   -               -       (     4,854)     (     4,854)

Other comprehensive
  income:
  Change in unrealized
  gain on securities
  available for sale
  (Note 4)                              -              -                   -           6,298                  -     (     6,298)
                               ----------       --------          -----------    -----------       -------------    ------------
Balances,
  December 31, 2005            23,836,323       $ 23,836          $38,743,834    $    18,892       $(39,121,430)   $(   334,868)
                               ==========       ========          ===========    ===========       =============    ============


     See accompanying notes to condensed consolidated financial statements.


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                 Condensed Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

                                                                                                     2005                  2004
                                                                                                     ----                  ----
Cash flows from operating activities:
 Net loss                                                                                    $ (    4,854)           (  187,280)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                                                     -                92,259
  Depreciation expense                                                                                127                   211
  Contribution of services by officer/stockholder                                                       -                22,920
  Unrealized gain on derivative instruments                                                             -            (      900)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                                 35,000
  (Decrease) increase in accounts payable
     and accrued liabilities                                                                   (   22,325)               13,696
                                                                                                ---------             ---------
    Net cash received (used) in operating activities from
      continuing operations                                                                         7,948            (   59,094)
                                                                                                ---------             ---------
Cash flows from investing activities:
   Net cash provided by investing activities from
     continuing operations                                                                              -                     -
                                                                                                ---------             ---------
Cash flows from financing activities:
 Decrease (increase) in restricted cash                                                            15,000            (   35,000)
 Proceeds from note payable                                                                             -                35,000
                                                                                               ----------             ---------
   Net cash provided by financing activities from
     continuing operations                                                                         15,000                     -
                                                                                                ---------             ---------

Net cash used in discontinued operations                                                                -            (   29,171)
                                                                                               ----------             ---------

Net increase(decrease) increase in cash and cash equivalents                                       22,948            (   88,265)

Cash and cash equivalents, beginning of period                                                     22,341               163,932
                                                                                               ----------            ----------

Cash and cash equivalents, end of period                                                     $     45,289                75,667
                                                                                               ==========            ==========

Supplemental disclosure of non-cash investing and
  financing activities:
Common stock returned in exchange for marketing rights                                        $         -                    94
(Decrease) increase in investment securities available for
  sale and related unrealized gain                                                                 (6,298)               33,744

See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)


1. BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------------------------

PRESENTATION OF INTERIM INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Intercell International Corporation, a Nevada corporation (the Company or Intercell), and Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company. In October 2004, the Company discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti. On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the December 31, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay (Note 2).

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's last Annual Report on Form 10-KSB for the fiscal year ended
September 30, 2005. It is the Company's opinion that when the interim consolidated financial statements are read in conjunction with the September 30, 2005 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,854 for the three months ended December 31, 2005, and an accumulated deficit of $39,121,430 as of December 31, 2005. In October 2004, Brunetti ceased operations (Note 2), and the Company no longer has any ongoing revenue-generating activities.

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

No options were granted during the three months ended December 31, 2005 and 2004.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)
LOSS PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income
(loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation of diluted loss per share, as the impact of the potential common shares (12,331,350 shares at December 31, 2005 and 12,396,350 shares at December 31, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise reflected in the condensed consolidated balance sheets represent the liabilities of the Debtor incurred prior to the Petition Date. Liabilities subject to compromise consisted of the following:

                                                                   December 31,
                                                                       2005

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

At December 31, 2005, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

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
                                                ===========

          (1)   Liabilities   above  do  not  include   payables  to   Intercell
          International Corporation of approximately $384,358 at December 31, 2005.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

Revenues attributable to Brunetti operations for the three months ended December 31, 2005 and 2004, reported in discontinued operations, were $0 and $58,101, respectively. Operations related to Brunetti resulted in a net loss during the three months ended December 31, 2005 and 2004 of $0 and $92,259, respectively. Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS:
---------------------------------------------------

As of December 31, 2005, the Company owns approximately 0.32% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce").

At December 31, 2005, the Company owns 464,870 shares of NanoPierce common stock, of which 150,000 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At December 31, 2005, 314,870 shares of NanoPierce were available for sale and had a fair market value of $18,892. The Company reported an increase in the unrealized loss on available for sale securities of $6,298 during the three months ended December 31, 2005. The Company did not sell any available for sale securities during the three months ended December 31, 2005.

On January 31, 2005, NanoPierce changed its corporate name to Vyta Corp and instituted a 1 for reverse split of its issued and outstanding common stock. At that time the Company's owned 23,244 shares of NanoPierce (now known as Vyta
Corp) common stock.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

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

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At December 31, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $900 was recognized during the three months ended December 31, 2004.

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

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005 and is collateralized by a 6-month certificate of deposit. In October 2005, the Company agreed to decrease the amount of the letter of credit to $20,000 and extend its term to May 2006. As of September 30, 2005, there is no outstanding balance on the letter of credit.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Three Months Ended December 31, 2005 and 2004
                                   (Unaudited)

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

OPTIONS

In December 2005, options exercisable for 15,000 shares of the Company's common stock expired.

8. COMMITMENTS AND CONTINGENCIES:
--------------------------------

Litigation

The filing of the Chapter 11 and 7 cases automatically stayed proceedings in private lawsuits relating to pre-petition claims as to the Debtors.

Certain former employees of Brunetti had filed claims for unpaid wages and other expenses against the Company and Brunetti in the Small Claims Court of Denver County, Colorado. On March 2, 2005, the Court found in favor of the employees and found that the claims were the responsibility of the Company.

In addition, a claim of approximately $230,000 had been made against Brunetti, which management believes is without merit and that the Company intends to vigorously contest.

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

         The Report of Independent Registered Public Accounting Firm on the Company's condensed consolidated financial statements as of September 30, 2005, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the quarterly Financial Statements.

Management's Plans

         The Company reported a net loss of $4,813 for the three months ended December 31, 2005, and an accumulated deficit of $39,121,388 as of December 31, 2005.

         On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. The claims are reflected in the December 31, 2005 Condensed Consolidated Balance Sheet as "liabilities subject to compromise." Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets are stayed, although the holders of such claims have the right to move the court for relief from the stay

Results of Operations

         On October 11, 2004, the Company ceased the operations of its wholly owned subsidiary, Brunetti DEC, LLC ("Brunetti"). On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         Loss from continuing operations for the three months ended December 31, 2005 was $4,854 compared $95,021 for the three months ended December 31, 2004. The decrease of $90,167 for the three months ended December 31, 2005, is explained by the decrease in general and administrative expenses as explained below.

         General and administrative expenses during the three months ended December 31, 2005 were $5,302, compared to $95,857 for the six months ended December 31, 2004. The decrease of $90,555 is primarily attributable to the decrease in operational and administrative activities as a result of the Chapter 11 proceedings.

         During the six months ended December 31, 2005, the Company recognized a net loss of $4,854 compared to a net loss of $187,280 during the six months ended December 31, 2004. The decrease of $182,426 is explained by an approximate $92,259 decrease in the loss from discontinued operations between 2005 and 2004 and a decrease of $90,555 in loss from continuing operations.

Liquidity and Capital Resources

         During the six months ended December 31, 2005, the Company received $7,948 in operating activities from continuing operations. The Company received a final payment of $35,000 on the work done in connection with a contract originally held by Brunetti. During the six months ended December 31, 2005, the Company received $15,000 from financing activities from continuing operations. The $15,000 was in connection with the reduction of the $35,000 Letter of Credit placed by the Company. The Letter of Credit had a term of 1 year and was due in December 2005. In connection with the reduction, the remaining $20,000 of the Letter of Credit was extending to May 2006. The Company had $45,289 of cash and cash equivalents at December 31, 2005, which is being used to support operations.

         As of December 31, 2005, the Company owns approximately 0.32% of the outstanding common stock of NanoPierce Technologies, Inc. ("NanoPierce") (now known as Vyta Corp ("Vyta Corp")). At December 31, 2005, the Company owns 464,870 shares of Vyta Corp common stock, of which 150,000 shares are subject to warrant agreements, described below. The Company has classified its investment in Vyta Corp as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

         At December 31, 2005, the Company owns 314,870 shares of Vyta Corp common stock that are tradeable, and based upon the closing bid price of $0.05 per share, the market value of the Vyta Corp common shares at December 31, 2005, was $15,487. On January 31, 2006, Vyta Corp instituted a 1 for 20 reverse split of its issued and outstanding common stock. As a result of the reverse split the number of shares held by the Company on January 31, 2006 decreased to 23,244 shares, of which 15,744 shares are tradeable.

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

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At December 31, 2005, the fair value of the derivative was estimated to be $0.

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

          Exhibit 11        Computation of Net Loss Per Share
          Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act

          Exhibit 32.1 Certification of Principal Executive Officer
                       pursuant to Section 906 of the Sarbanes-Oxley Act

          Exhibit 32.2 Certification of Principal Financial Officer
                       pursuant to Section 906 of the Sarbanes-Oxley Act

    (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the quarter ended December 31, 2005.

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

                                            INTERCELL INTERNATIONAL
                                                  CORPORATION
                                                  (Registrant)

Date:    February 16, 2006                  /s/ R. Mark Richards
                                            -------------------------
                                            R. Mark Richards,
                                                     Chief Executive Officer


                                            /s/  Kristi J. Kampmann
                                            -------------------------
                                              Kristi J. Kampmann,
                                                     Chief Financial Officer

                                   EXHIBIT 11
               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                             (Debtor-In-Possession)
                        COMPUTATION OF NET LOSS PER SHARE
                                   (Unaudited)

                                                      Three Months Ended
                                                         December 31,

                                                    2005              2004
                                                    ----              ----

Net loss                                      $(  4,813)        ( 187,280)
                                                =======          ========

Weighted average number of
  common shares outstanding                   23,836,323        23,858,741
Common equivalent shares
  representing shares
  issuable upon exercise of
  outstanding options and
  warrants and covertible
  stock                                                -                 -
                                              23,836,323        23,858,741
                                              ----------        ----------
Basic and diluted loss per
  share applicable to
  common shareholders                        $         *        (     9.01)
                                              ==========         =========

* Less than $(0.01) per share.

Stock options, warrants and convertible preferred stock are not considered in the calculations for those periods with net losses as the impact of the potential common shares (approximately 12,331,350 at December 31, 2005 and 9,713,850 shares at December 31, 2004) would be to decrease net loss per share.