Form 10QSB
period 2006-03-31
INTERCELL INTERNATIONAL CORP
filed 2006-05-15
CIK 745655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                         Commission File Number- 0-14306


                           NOTIFICATION OF LATE FILING


(Check One):   [_] Form 10-K    [_] Form 11-K    [_] Form 20-F    [X] Form 10-Q
               [_] Form N-SAR

               For Period Ended: March 31, 2006

     [_]  Transition Report on Form 10-K

     [_]  Transition Report on Form 20-F

     [_]  Transition Report on Form 11-K

     [_]  Transition Report on Form 10-Q

     [_]  Transition Report on Form N-SAR

          For the Transition Period Ended:

     Read attached instruction sheet before preparing form. Please print or type.

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:


                                     PART I
                             REGISTRANT INFORMATION


INTERCELL INERNATIONAL CORPORATION
--------------------------------------------------------------------------------
Full Name of Registrant

--------------------------------------------------------------------------------
Former Name if Applicable

370 17th Street, Suite 3640
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Denver, CO  80202
--------------------------------------------------------------------------------
City, State and Zip Code

                                     PART II
                             RULE 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

     | (a) The reasons described in reasonable detail in Part III of this
     |     form could not be eliminated without unreasonable effort or
     |     expense;
     |
|X|  | (b) The subject annual report, semi-annual report, transition report, or
     |     quarterly report on Form 10-K, Form 20-F, Form 11-K or Form N-SAR, or
     |     Form 10-Q, or portion thereof will be filed on or before the 15th
     |     calendar day following the prescribed due date; or the subject
     |     quarterly report or transition report on Form 10-Q, or portion
     |     thereof will be filed on or before the fifth calendar day following
     |     the prescribed due date; and
     |
     | (c) The accountant's statement or other exhibit required by Rule
     |     12b-25(c) has been attached if applicable.


                                    PART III
                                    NARRATIVE

     State below in reasonable detail why the Form 10-Q, 11-K, 20-F 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)


     Form 10-QSB for Intercell International Corporation could not be filed within the prescribed period due to the financial statements not being completed in the time period necessary for current filing.

                                     PART IV
                                OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

     Kristi Kampmann                                   (303)     592-1010
     ---------------------------------------------------------------------------
                       (Name)                     (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                                 [X] Yes  [_] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                 [_] Yes  [X] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                       INTERCELL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date May 15, 2006                  By: /s/ Kristi Kampmann
    -------------------            ---------------------------------------------
                                        Kristi Kampmann, CFO

          INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                    ATTENTION

     Intentional misstatements or omissions of fact constitute Federal Criminal Violations (see 18 U.S.C. 1001).