Form 10QSB/A
period 2006-03-31
INTERCELL INTERNATIONAL CORP
filed 2006-05-16
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

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

As of May 12, 2006 there were 23,836,323 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format                 Yes [_]   No [X]

PART I - FINANCIAL INFORMATION


Item 1. Unaudited Financial Statements                                                    Page
                                                                                          ----

         Report of Independent Registered Public Accounting Firm                            F-1

         Condensed Consolidated Balance Sheet -March 31, 2006                               F-2

         Condensed Consolidated Statements of Operations  and
                  Comprehensive Loss- Six and Three months ended
                  March 31, 2006 and 2005                                                   F-3

         Condensed Consolidated Statement of Changes in Stockholders'
                  Deficit -Six months ended March 31, 2006                                  F-4

         Condensed Consolidated Statements of Cash Flows -
                  Six months ended March 31, 2006 and 2005                                  F-5

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Intercell International Corporation

I have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of March 31, 2006, the related condensed consolidated statements of operations and comprehensive loss for the six and three-month periods ended March 31, 2006 and 2005, the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2006 and 2005, and the condensed consolidated statement of changes in stockholders' deficit for the six-month period ended March 31, 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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




/s/ Larry O'Donnell, CPA, PC

Aurora, Colorado
May 11, 2006
                                       F-1


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

                                                  Assets

Current assets:
  Cash and cash equivalents                                                          $    39,541
  Restricted cash (Note 4)                                                                20,000
  Assets of discontinued operations (Note 2)                                               9,377
                                                                                      ----------
    Total current assets                                                                  68,918
                                                                                      ----------

Property and equipment, net                                                                1,013
                                                                                      ----------

Other assets:
  Investment securities available for sale (Note 3)                                       16,532
                                                                                      ----------

       Total assets                                                                  $    86,463
                                                                                      ==========

                                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                                           $    89,270
  Note payable (Note 3)                                                                   35,000
  Liabilities of discontinued operations (Note 2)                                        308,683
                                                                                      ----------
    Total liabilities (all current)                                                      432,953
                                                                                      ----------

Commitments and contingencies (Notes 5 and 6)

Stockholders' deficit (Note 5):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                             -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                              23,836
  Additional paid-in capital                                                          38,743,834
  Accumulated other comprehensive income                                                  16,532
  Accumulated deficit                                                                (39,130,693)
                                                                                      ----------
      Total stockholders' deficit                                                    (   346,491)
                                                                                      ----------

        Total liabilities and stockholders' deficit                                  $    86,462
                                                                                      ==========

See accompanying notes to condensed consolidated financial statements.



               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                               March 31,                                 March 31,
                                                               ---------                                 ---------
                                                       2006                 2005                  2006                 2005
                                                       ----                 ----                  ----                 ----

General and administrative expense              $(    9,307)          (   49,014)          (   14,609)          (   144,871)
                                                  ---------            ---------            ---------            ----------

Other income (loss):
  Unrealized gain on derivative
     instruments (Note 3)                                 -                  150                    -                 1,050
  Interest income                                        43                   38                  491                   137
  Interest expense                                        -           (      555)                   -            (      718)
                                                  ---------            ---------            ---------             ---------
                                                         43           (      367)                 491                   469
                                                  ---------            ---------            ---------             ---------

Loss from continuing operations                  (    9,264)          (   49,381)          (   14,118)           (  144,402)
                                                  ---------            ---------            ---------             ---------

Discontinued operations; loss from
  operations of subsidiary (Note 2)                       -           (    3,280)                   -            (  104,096)

Net loss                                         (    9,264)          (   52,661)          (   14,118)           (  248,498)
                                                  ---------            ---------            =========             ---------

Other comprehensive (loss) income;
  Change in unrealized (loss) gain on
     securities available for
     sale (Note 3)                               (    2,360)          (   22,041)          (    8,658)               11,702
                                                  ---------            ---------            =========             ---------
Total comprehensive loss                        $(   11,624)          (   74,702)          (   22,776)           (  236,796)
                                                  =========            =========            =========             =========

Basic and diluted loss per share:
  Loss from continuing operations               $         *                    *                    *            (     0.01)
  Loss from discontinued operations                       *                    *                    *                     *
                                                  ---------            ---------            ---------             ---------

Net loss per share, basic and diluted           $         *                    *                    *            (     0.01)
                                                  =========            =========            =========             =========

Weighted average number of common
  shares outstanding                             23,836,323           23,836,323           23,836,323            23,847,655
                                                 ==========           ==========           ==========            ==========
         * Less than $(0.01) per share.


         See accompanying notes to condensed consolidated financial statements.



               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                         Six Months Ended March 31, 2006
                                   (Unaudited)



                                                                                 Accumulated
                                                                 Additional         Other                               Total
                                      Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                      ------------
                                Shares           Amount           Capital           Income          Deficit           Deficit
                                ------           ------           -------           ------          -------           -------
Balances, October 1, 2005    23,836,323       $ 23,836          $38,743,834    $    25,190       $(39,116,575)    $(  323,715)

Net loss                              -              -                    -              -        (    14,118)     (   14,118)


Other comprehensive
  income:
  Change in unrealized
  gain on securities
  available for sale
  (Note 3)                            -              -                    -     (    8,658)                 -      (    8,658)
Balances,
  March 31, 2006             23,836,323       $ 23,836          $38,743,834    $    25,190       $(39,116,575)    $(  323,715)


             See accompanying notes to condensed consolidated financial statements.

                                               F-4


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                    2006                  2005
                                                                                    ----                  ----
Cash flows from operating activities:
 Net loss                                                                   $ (   14,118)           (  248,498)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                                    -               104,096
  Depreciation expense                                                               253                   422
  Contribution of services by officer/stockholder                                      -                40,695
  Unrealized gain on derivative instruments                                            -            (    1,050)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                35,000
  (Decrease) increase in accounts payable
    and accrued liabilities                                                   (   18,934)               15,740
                                                                              -----------            ----------
    Net cash received (used) in operating activities from
      continuing operations                                                        2,201             (  88,595)
                                                                              -----------            ----------
Cash flows from investing activities:
   Net cash provided by investing activities from
     continuing operation                                                              -                     -
                                                                              -----------            ----------

Cash flows from financing activities:
 Decrease (increase) in restricted cash                                           15,000            (   35,000)
 Proceeds from note payable                                                            -                35,000
                                                                              ----------             ---------
   Net cash provided by financing activities from
     continuing operations                                                        15,000                     -
                                                                              -----------            ----------
Net cash used in discontinued operations                                               -            (   29,170)
                                                                              ----------             ---------

Net increase(decrease) increase in cash and cash equivalents                      17,200            (  117,765)

Cash and cash equivalents, beginning of period                                    22,341               163,932
                                                                              ----------            ----------

Cash and cash equivalents, end of period                                    $     39,541                46,167
                                                                              ==========            ==========

Supplemental disclosure of non-cash investing and
  financing activities:
Common stock returned in exchange for marketing rights                       $         -                   94
(Decrease) increase in investment securities available for
  sale and related unrealized gain                                            (    8,658)               11,703


See accompanying notes to condensed consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)


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

On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed while the Debtor continues business operations as Debtor-in-possession. On April 5, 2006, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

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

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $14,118 for the six months ended March 31, 2006, and an accumulated deficit of $39,130,693 as of March 31, 2006. In October 2004, Brunetti ceased operations (Note 2), and the Company no longer has any ongoing revenue-generating activities.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

No options were granted during the six months ended March 31, 2006 and 2004.

LOSS PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income
(loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation of diluted loss per share, as the impact of the potential common shares (12,317,600 shares at March 31, 2006 and 12,396,350 shares at March 31, 2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

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

2 DISCONTINUED OPERATIONS:
--------------------------

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

At March 31, 2006, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

  Cash                                          $     9,174
                                                -----------
    Total assets
      (all current)                             $     9,174
                                                ===========

  Accounts payable                              $   179,473
  Related party payable                              25,035
  Line of credit                                     10,735
  Accrued payroll                                    93,440
                                                -----------
    Total liabilities
      (all current)(2)                          $   308,683
                                                ===========

        (1)    Liabilities   above  do  not  include   payables   to   Intercell
               International Corporation of approximately $384,358 at March 31, 2006.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

Revenues attributable to Brunetti operations for the six months ended March 31, 2006 and 2005, reported in discontinued operations, were $0 and $11,546, respectively ($0 for the three months ended March 31, 2006 and 2005). Operations related to Brunetti resulted in a net loss during the six months ended March 31, 2006 and 2005 of $0 and $104,096, respectively ($0 and $3,280 for the three months ended March 31, 2006 and 2005, respectively). Brunetti did not incur any income taxes during these periods.

3  INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS:
----------------------------------------------------

As of March 31, 2006, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp, formerly known as NanoPierce Technologies, Inc. ("NanoPierce"). On January 31, 2006, NanoPierce changed its corporate name to Vyta Corp ("Vyta") and instituted a 1 for 20 reverse split of its issued and outstanding common stock. At that time the Company's owned 23,244 shares of Vyta common stock.

At March 31, 2006, the Company owns 15,744 shares of Vyta common stock, of which 7,500 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At March 31, 2006, 15,744 shares of NanoPierce were available for sale and had a fair market value of $16,531. The Company reported an increase in the unrealized loss on available for sale securities of $8,658 during the six months ended March 31, 2006 ($2,360 for the three months ended March 31, 2006). The Company did not sell any available for sale securities during the six months ended March 31, 2006.

Warrants to Purchase NanoPierce Common Stock

Prior to October 1 2003, the Company sold 5,000 restricted shares of NanoPierce common stock and granted two warrants to purchase up to 15,000 shares of NanoPierce common stock held by the Company, to a third party for $50,000 cash. Each warrant grants the third party the right to purchase up to 7,500 shares of NanoPierce common stock held by the Company, at an exercise price of $0.50 per share. The warrants are exercisable immediately; one warrant expired in October 2004, and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000. These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2006, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $1,050 was recognized during the six months ended March 31, 2005 (a gain of $150 was recognized in the three months ended March 31, 2005)

4  NOTES PAYABLE AND CREDIT FACILITIES:
---------------------------------------

NOTES PAYABLE, RELATED PARTIES

In December 2004, Vyta loaned the Company $35,000 in return for an unsecured, 7% promissory note, due in December 2005. The funds were utilized to purchase a six-month certificate of deposit in order to obtain a letter of credit, discussed below.

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005 and is collateralized by a 6-month certificate of deposit. In October 2005, the Company agreed to decrease the amount of the letter of credit to $20,000 and extend its term to May 2006. As of March 31, 2006, there is no outstanding balance on the letter of credit.

5  STOCKHOLDERS' DEFICIT:
-------------------------

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

OPTIONS

During the six months ended March 31, 2006, options exercisable for 28,750 shares of the Company's common stock expired.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

6. COMMITMENTS AND CONTINGENCIES:
---------------------------------

Litigation

The filing of the Chapter 7 case automatically stayed proceedings in private lawsuits relating to pre-petition claims as to Brunetti.

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

Management's Plans

         The Company reported a net loss of $14,118 for the six months ended March 31, 2006 ($9,264 for the three months ended March 31, 2006), and an accumulated deficit of $39,130,693 as of March 31, 2006.

         On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 5, 2006, the United States Bankruptcy Court, dismissed the Chapter 11 proceedings. As a result of the dismissal management of the Company is in the process of negotiation an acquisition of the Company and the subsequent settlement of its outstanding debt.

Results of Operations

         On October 11, 2004, the Company ceased the operations of its wholly owned subsidiary, Brunetti DEC, LLC ("Brunetti"). On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         Loss from continuing operations for the six months ended March 31, 2006 was $14,118 compared $144,402 for the six months ended December 31, 2004 ($9,624 and $49,381 for the three months ended March 31, 2006 and 2005, respectively). The decrease of $130,284 for the six months ended March 31, 2006, is explained by the decrease in general and administrative expenses as explained below.

         General and administrative expenses during the six months ended March 31, 2006 were $14,609, compared to $144,871 for the six months ended March 31, 2005 ($9,307 and $49,014 for the three months ended March 31, 2006 and 2005, respectively). The decrease of $130,262 is primarily attributable to the decrease in operational and administrative activities as a result of the Chapter 11 proceedings.

         During the six months ended March 31, 2006, the Company recognized a net loss of $14,118 compared to a net loss of $248,298 during the six months ended December 31, 2004 ($9,624 and $52,661 for the three months ended March 31, 2006 and 2005). The decrease of $234,380 is explained by an approximate $104,096 decrease in the loss from discontinued operations between 2006 and 2005 and a decrease of $130,284 in loss from continuing operations.

Liquidity and Capital Resources

         During the six months ended March 31, 2006, the Company received $17,200 in operating activities from continuing operations. The Company received a final payment of $35,000 on the work done in connection with a contract originally held by Brunetti. During the six months ended March 31, 2006, the Company received $15,000 from financing activities from continuing operations. The $15,000 was in connection with the reduction of the $35,000 Letter of Credit placed by the Company. The Letter of Credit had a term of 1 year and was due in December 2005. In connection with the reduction, the remaining $20,000 of the Letter of Credit was extending to May 2006. The Company had $39,451 of cash and cash equivalents at March 31, 2006, which is being used to support operations.

         As of March 31, 2006, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp ("Vyta"). At March 31, 2006, the Company owns 23,244 shares of Vyta common stock, of which 7,500 shares are subject to warrant agreements, described below. The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

         At March 31, 2006, the Company owns 15,744 shares of Vyta Corp common stock that are tradable, and based upon the closing bid price of $1.05 per share, the market value of the Vyta common shares at March 31, 2006, was $16,531. On January 31, 2006, Vyta instituted a 1 for 20 reverse split of its issued and outstanding common stock. As a result of the reverse split the number of shares held by the Company on January 31, 2006 decreased to 23,244 shares, of which 15,744 shares are tradable.

         Prior to September 30, 2003, the Company entered into an agreement with an unrelated third party, to sell 5,000 shares of the Vyta common stock held by the Company along with warrants to purchase up to 15,000 restricted shares of Vyta common stock held by the Company. In exchange for the Vyta common stock and warrants, the Company received $50,000 cash. The warrants have an exercise price of $0.50 per share. The first warrant of 7,500 shares expired in October 2004. The second warrant of 7,500 shares has a term of 5 years.

         The remaining warrant provides for cashless exercise and is exercisable immediately.

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2006, the fair value of the derivative was estimated to be $0.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 5, 2006, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

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

                  Exhibit 11   Computation of Net Loss Per Share
                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                  Exhibit 32.1 Certification of Principal Executive Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act

                  Exhibit 32.2 Certification of Principal Financial Officer
                               pursuant to Section 906 of the Sarbanes-Oxley Act

        (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2006.

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

                                             INTERCELL INTERNATIONAL
                                                  CORPORATION
                                                  (Registrant)

Date:    May 11, 2006                       /s/ R. Mark Richards
                                            -------------------------
                                            R. Mark Richards,
                                                  Chief Executive Officer


                                            /s/ Kristi J. Kampmann
                                            --------------------------
                                            Kristi J. Kampmann,
                                                  Chief Financial Officer


                                   EXHIBIT 11
               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                        COMPUTATION OF NET LOSS PER SHARE
                                   (Unaudited)


                                            2006             2005              2006             2005
                                            ----             ----              ----             ----
Net loss                              $(  9,264)        (  52,661)       (  14,118)        ( 248,498)
                                        =======          ========         ========          ========

Weighted average
Common equivalent
                                      23,836,323        23,836,323       23,836,323        23,847,651
                                      ==========        ==========       ==========        ==========
Basic and diluted loss



* Less than $(0.01) per share.

Stock options, warrants and convertible preferred stock are not considered in the calculations for those periods with net losses as the impact of the potential common shares (approximately 12,317,600 at March 31, 2006 and 12,396,350 shares at March 31, 2005) would be to decrease net loss per share.