Form 10QSB
period 2006-06-30
INTERCELL INTERNATIONAL CORP
filed 2006-08-15
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

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

As of August 14, 2006 there were 23,836,323 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format     Yes [_]   No [X]


PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements                                              Page
                                                                                    ----
         Report of Independent Registered Public Accounting Firm                    F-1

         Condensed Consolidated Balance Sheet--June 30, 2006                        F-2

         Condensed Consolidated Statements of Operations  and
                  Comprehensive Loss- Nine and Three months ended
                  June 30, 2006 and 2005                                            F-3

         Condensed Consolidated Statement of Changes in Stockholders'
                  Deficit -Nine months ended June 30, 2006                          F-4

         Condensed Consolidated Statements of Cash Flows -
                  Nine months ended June 30, 2006 and 2005                          F-5

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits                                                                    4

         Exhibit 11                                                                  5

         SIGNATURES                                                                  6


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Intercell International Corporation

I have reviewed the accompanying condensed consolidated balance sheet of Intercell International Corporation and subsidiary as of June 30, 2006, the related condensed consolidated statements of operations and comprehensive loss for the nine and three-month periods ended June 30, 2006 and 2005, the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of changes in stockholders' deficit for the nine-month period ended June 30, 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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




/s/ Larry O'Donnell, CPA, PC

Aurora, Colorado
August 11, 2006
                                       F-1


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                  June 30, 2006
                                   (Unaudited)


                                                  Assets

Current assets:
  Cash and cash equivalents                                                              $    35,193
  Assets of discontinued operations (Note 2)                                                   9,377
                                                                                          ----------
    Total current assets                                                                      44,570
                                                                                          ----------

Other assets:
  Investment securities available for sale (Note 4)                                           13,224
                                                                                          ----------

       Total assets                                                                      $    57,794
                                                                                          ==========

                                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                                               $    90,972
  Note payable (Note 4)                                                                       35,000
  Liabilities of discontinued operations (Note 3)                                            308,683
                                                                                          ----------
    Total liabilities (all current)                                                          434,652
                                                                                          ----------

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit (Note 7):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; no shares issued and outstanding                                 -
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                                  23,836
  Additional paid-in capital                                                              38,746,834
  Accumulated other comprehensive income                                                      13,224
  Accumulated deficit                                                                    (39,160,755)
                                                                                          ----------
      Total stockholders' deficit                                                        (   376,861)
                                                                                          ----------

        Total liabilities and stockholders' deficit                                      $    57,794
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


                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)

                                                            Three Months Ended                         Nine Months Ended
                                                                 June 30,                                  June 30,
                                                                 --------                                  --------
                                                        2006                 2005                  2006                 2005
                                                        ----                 ----                  ----                 ----
General and administrative expense               $(   30,268)          (   34,064)          (   44,902)          (   178,042)
                                                   ---------            ---------            ---------            ----------

Other income (loss):
  Unrealized gain on derivative
    instruments (Note 4)                                   -                    -                    -                 1,050
  Interest income                                        231                   27                  722                   164
  Interest expense                                         -                    -                    -            (      718)
                                                   ---------            ---------            ---------             ---------
                                                         231           (   34,037)                 722                   496
                                                   ---------            ---------            ---------             ---------

Loss from continuing operations                   (   30,037)          (   34,037)          (   44,180)           (  177,546)
                                                   ---------            ---------            ---------             ---------

Discontinued operations; loss from
   operations of subsidiary (Note 3)                       -                  200                    -            (  104,040)
                                                   ---------            ---------            ---------             ---------

Net loss                                          (   30,307)          (   33,837)          (   44,180)           (  281,586)
                                                   ---------            ---------            =========             ---------

Other comprehensive (loss) income;
  Change in unrealized (loss) gain on
     securities available for
     sale (Note 4)                                (    3,306)                   -           (   11,966)           (   11,703)
                                                   ---------            ---------            ---------             ---------

Total comprehensive loss                         $(   33,613)          (   33,837)          (   56,146)           (  269,883)
                                                   =========            =========            =========             =========

Basic and diluted loss per share:
  Loss from continuing operations                $         *                    *                    *            (     0.01)
  Loss from discontinued operations                        *                    *                    *                     *
                                                   ---------            ---------            ---------             ---------

Net loss per share, basic and diluted            $         *                    *                    *            (     0.01)
                                                   =========            =========            =========             =========

Weighted average number of common
   shares outstanding                             23,836,323           23,836,323           23,836,323            23,843,878
                                                  ==========           ==========           ==========            ==========

         * Less than $(0.01) per share.

                     See accompanying notes to condensed consolidated financial statements.


                               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Condensed Consolidated Statements of Changes in Stockholders' Deficit
                                         Nine Months Ended June 30, 2006
                                                   (Unaudited)



                                                                                  Accumulated
                                                                  Additional         Other                               Total
                                       Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                       ------------
                                 Shares           Amount           Capital           Income          Deficit           Deficit
                                 ------           ------           -------           ------          -------           -------
Balances, October 1, 2005     23,836,323       $ 23,836          $38,743,834    $    25,190       $(39,116,575)    $(  323,715)

                                       -              -               3,000               -                 -            3,000

Net loss                               -              -                   -               -       (    44,180)      (   44,180)


Other comprehensive
  income:
  Change in unrealized
  gain on securities
  available for sale
  (Note 4)                             -              -                   -      (   11,966)                -       (   11,966)
Balances,
  June 30, 2006               23,836,323       $ 23,836          $38,746,834    $    13,224       $(39,160,755)    $(  376,861)


     See accompanying notes to condensed consolidated financial statements.

                                                       F-4


                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                         Condensed Consolidated Statements of Cash Flows
                            Nine Months Ended June 30, 2006 and 2005
                                           (Unaudited)

                                                                                      2006                  2005
                                                                                      ----                  ----
Cash flows from operating activities:
 Net loss                                                                     $ (   44,180)           (  281,586)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                                      -               104,040
  Depreciation expense                                                                 359                   634
  Loss from sale of property, plant & equipment                                        158
  Contribution of services by officer/stockholder                                    3,000                40,695
  Unrealized gain on derivative instruments                                              -            (    1,050)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                  35,000
  (Decrease) increase in accounts payable
    and accrued liabilities                                                     (   17,235)               38,465
                                                                                 ---------                ------
    Net cash (used) in operating activities from
     continuing operations                                                      (   22,898)           (   98,802
                                                                                 ---------                ------

Cash flows from investing activities:
 Proceeds from sale of property, plant & equipment                                     750                     -
                                                                                 ---------            ----------
   Net cash provided by investing activities from
     continuing operations                                                             750                     -
                                                                                 ---------            ----------

Cash flows from financing activities:
 Decrease (increase) in restricted cash                                             35,000            (   35,000)
 Proceeds from note payable                                                              -                35,000
                                                                                ----------             ---------
   Net cash provided by financing activities from
    continuing operations                                                           35,000                     -
                                                                                ----------             ---------

Net cash used in discontinued operations                                                 -            (   29,170)
                                                                                ----------             ---------

Net increase(decrease) increase in cash and cash equivalents                        12,852            (  127,972)

Cash and cash equivalents, beginning of period                                      22,341               163,587
                                                                                ----------            ----------

Cash and cash equivalents, end of period                                      $     35,193                35,615
                                                                                ==========            ==========

Supplemental disclosure of non-cash investing and
  financing activities:
Common stock returned in exchange for marketing rights                         $         -                    94
(Decrease) increase in investment securities available for
  sale and related unrealized gain                                              (   11,966)               11,703

See accompanying notes to condensed consolidated financial statements.


               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

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

In the Company's last Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the nine months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $44,180 for the nine months ended June 30, 2006, and an accumulated deficit of $39,160,752 as of June 30, 2006. In October 2004, Brunetti ceased operations (Note 2), and the Company no longer has any ongoing revenue-generating activities.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MANAGEMENT'S PLANS

On August 7, 2006, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with NewMarket China, Inc. ("NewMarket China") and NewMarket Technologies, Inc. ("NewMarket Technologies"), the sole shareholder of NewMarket China. The Agreement provides that on the closing date, the Company to receive 1,000 restricted common shares of NewMarket China, which represents all of the issued and outstanding shares of NewMarket China in exchange for 2,000,000 shares of the Company's restricted common stock issued to NewMarket Technologies. The Company expects to finalize the merger on or before September 30, 2006.

NewMarket China, located in China, is the wholly-owned subsidiary of NewMarket Technologies. NewMarket Technologies has combined a traditional systems integration and support services capacity with a specialized asset-based approach to assisting its clients with the delicate balance between maintaining legacy systems and gaining a competitive edge from the latest technology innovations. NewMarket Technologies provides certified integration and maintenance services to support the prevailing industry standard solutions

In a separate agreement, NewMarket Technologies has agreed to purchase 1,000,000 shares of two series of preferred stock from the Company for $250,000. The funds have been put into escrow, with an unrelated third party escrow agent, with the express purpose to be used to negotiate and purchase the outstanding debt of not only the Company, but also its subsidiary, Brunetti. At June 30, 2006, approximately $58,617 worth the debt of Brunetti had been purchased. One of the series of the preferred stock will have majority voting rights. Additional terms for both series of preferred shares are in the process of being negotiated.

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

No options were granted during the nine months ended June 30, 2006 and 2005.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)
LOSS PER SHARE

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Income
(loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and warrants are not considered in the calculation of diluted loss per share, as the impact of the potential common shares (12,305,550 shares at June 30, 2006 and 12,396,350 shares at June 30, 2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

At June 30, 2006, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

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
                                                ===========

               (1) Liabilities above do not include payables to Intercell International Corporation of approximately $384,358 at June 30, 2006.

Revenues attributable to Brunetti operations for the nine months ended June 30, 2006 and 2005, reported in discontinued operations, were $0 and $11,746, respectively ($0 for the three months ended June 30, 2006 and 2005). Operations related to Brunetti resulted in a net loss during the nine months ended June 30, 2006 and 2005 of $0 and $104,040, respectively ($0 for the three months ended June 30, 2006 and 2005, respectively). Brunetti did not incur any income taxes during these periods.

3  INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS:
---------------------------------------------------
As of June 30, 2006, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp, formerly known as NanoPierce Technologies, Inc. ("NanoPierce"). On January 31, 2006, NanoPierce changed its corporate name to Vyta Corp ("Vyta") and instituted a 1 for 20 reverse split of its issued and outstanding common stock. At that time the Company's owned 23,245 shares of Vyta common stock.

At June 30, 2006, the Company owns 15,744 shares of Vyta common stock, of which 7,500 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At June 30, 2006, 15,744 shares of NanoPierce were available for sale and had a fair market value of $13,224. The Company reported an increase in the unrealized loss on available for sale securities of $11,966 during the nine months ended June 30, 2006 ($3,306 for the three months ended June 30, 2006). The Company did not sell any available for sale securities during the nine months ended June 30, 2006.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                    Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

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

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2006, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $1,050 was recognized during the nine months ended June 30, 2005 ($0 was recognized in the three months ended June 30, 2005).

4  NOTES PAYABLE AND CREDIT FACILITIES:
--------------------------------------

NOTES PAYABLE, RELATED PARTIES

In December 2004, Vyta loaned the Company $35,000 in return for an unsecured, 7% promissory note, due in December 2005. The funds were utilized to purchase a six-month certificate of deposit in order to obtain a letter of credit, discussed below.

LETTER OF CREDIT

In December 2004, the Company obtained a $35,000 letter of credit in connection with completing certain obligations under a pre-existing Brunetti contract. The letter of credit expires in December 2005 and is collateralized by a 6-month certificate of deposit. In October 2005, the Company agreed to decrease the amount of the letter of credit to $20,000 and extend its term to May 2006. In May 2006, the remaining $20,000 was released to the Company. As of June 30, 2006, there is no outstanding balance on the letter of credit.

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

CAPITAL TRANSACTIONS

During the three months ended June 30, 2006, an officer of the Company agreed to provide services to the Company without compensation for these services. The services were estimated to be valued at $3,000, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in-capital.

During the nine months ended June 30, 2005, officers of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $40,695, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

OPTIONS

During the nine months ended June 30, 2006, options exercisable for 40,800 shares of the Company's common stock expired.

6. COMMITMENTS AND CONTINGENCIES:
--------------------------------

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

Management's Plans

         The Company reported a net loss of $44,180 for the nine months ended June 30, 2006 ($30,037 for the three months ended June 30, 2006), and an accumulated deficit of $39,160,752 as of June 30, 2006.

         On March 16, 2005, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 5, 2006, the United States Bankruptcy Court, dismissed the Chapter 11 proceedings.

         On August 7, 2006, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with NewMarket China, Inc. ("NewMarket China") and the sole shareholder of NewMarket China, NewMarket Technologies, Inc. ("NewMarket Technologies"). The Agreement provides that on the closing date, the Company will receive 1,000 restricted common shares of NewMarket China, which represents all of the issued and outstanding shares of NewMarket China in exchange for 2,000,000 shares of the Company's restricted common stock to be issued to NewMarket Technologies. The Company expects to finalize the merger on or before September 30, 2006.

         NewMarket China, located in China, is the wholly-owned subsidiary of NewMarket Technologies, Inc. ("NewMarket Technologies"). NewMarket Technologies has combined a traditional systems integration and support services capacity with a specialized asset-based approach to assisting its clients with the delicate balance between maintaining legacy systems and gaining a competitive edge from the latest technology innovations. NewMarket Technologies provides certified integration and maintenance services to support the prevailing industry standard solutions.

         In a separate agreement, NewMarket Technologies has agreed to purchase 1,000,000 shares of two series of preferred stock from the Company for $250,000. The funds have been put into escrow, with an unrelated third party escrow agent, with the express purpose to be used to negotiate and purchase the outstanding debt of not only the Company, but also its subsidiary, Brunetti. At June 30, 2006, approximately $58,617 worth the debt of Brunetti had been purchased. One of the series of the preferred stock will have majority voting rights. Additional terms for both series of preferred shares are in the process of being negotiated.

Results of Operations

         On October 11, 2004, the Company ceased the operations of its wholly owned subsidiary, Brunetti DEC, LLC ("Brunetti"). On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         Loss from continuing operations for the nine months ended June 30, 2006 was $44,180 compared $177,546 for the nine months ended June 30, 2005 ($30,037 and $34,037 for the three months ended June 30, 2006 and 2005, respectively). The decrease of $133,366 for the nine months ended June 30, 2006, is explained by the decrease in general and administrative expenses as explained below.

         General and administrative expenses during the nine months ended June 30, 2006 were $44,902, compared to $178,042 for the nine months ended March 31, 2005 ($30,268 and $34,064 for the three months ended June 30, 2006 and 2005, respectively). The decrease of $133,190 is primarily attributable to the decrease in operational and administrative activities as a result of the Chapter 11 proceedings.

         During the nine months ended June 30, 2006, the Company recognized a net loss of $44,180 compared to a net loss of $281,586 during the nine months ended June 30, 2005($30,307 and $33,837 for the three months ended June 30, 2006 and 2005). The decrease of $237,406 is explained by an approximate $104,040 decrease in the loss from discontinued operations between 2006 and 2005 and a decrease of $133,366 in loss from continuing operations.

Liquidity and Capital Resources

         During the nine months ended June 30, 2006, the Company used $22,898 in operating activities from continuing operations. The Company received a final payment of $35,000 on the work done in connection with a contract originally held by Brunetti. During the nine months ended June 30, 2006, the Company received $35,000 from financing activities from continuing operations. The $35,000 was in connection with the reduction of the $35,000 Letter of Credit placed by the Company. The Company had $35,193 of cash and cash equivalents at June 30, 2006, which is being used to support operations.

         As of June 30, 2006, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp ("Vyta"). At June 30, 2006, the Company owns 23,244 shares of Vyta common stock, of which 7,500 shares are subject to warrant agreements, described below. The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

         At June 30, 2006, the Company owns 15,744 shares of Vyta Corp common stock that are tradable, and based upon the closing bid price of $0.84 per share, the market value of the Vyta common shares at June 30, 2006, was $15,744. On January 31, 2006, Vyta instituted a 1 for 20 reverse split of its issued and outstanding common stock. As a result of the reverse split the number of shares held by the Company on January 31, 2006 decreased to 23,244 shares, of which 15,744 shares are tradable.

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

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2006, the fair value of the derivative was estimated to be $0.

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


        (b)       Form 8-K filed April 7, 2006


                                           EXHIBIT 11
                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                                COMPUTATION OF NET LOSS PER SHARE
                                           (Unaudited)

                                             Three Months Ended                  Nine Months Ended
                                                  June 30,                           June 30,
                                                  --------                           --------

                                            2006             2005              2006             2005
                                            ----             ----              ----             ----

Net loss                              $( 30,037)        (  33,837)       (  44,180)        ( 281,586)
                                        =======          ========         ========          ========

Weighted average
  number of common
  shares outstanding                  23,836,323        23,836,323       23,836,323        23,843,878
Common equivalent
  shares representing
  shares issuable upon
  exercise of
  outstanding options
  and warrants and
  convertible stock                            -                 -                -                 -
                                      ----------        ----------       ----------        ----------
                                      23,836,323        23,836,323       23,836,323        23,843,878
                                      ==========        ==========       ==========        ==========
Basic and diluted loss
  per share applicable
  to common
  shareholders                       $         *                 *                *       (      0.01)


* Less than $(0.01) per share.

Stock options,  warrants and  convertible  preferred stock are not considered in the  calculations  for  those  periods  with net  losses  as the  impact  of the
potential  common  shares  (approximately   12,305,550  at  June  30,  2006  and
12,396,350 shares at June 30, 2005) would be to decrease net loss per share.




                                       5

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERCELL INTERNATIONAL CORPORATION
                                            (Registrant)

Date:     August 14, 2006                   /s/R. Mark Richards
                                            ------------------------------------
                                            R. Mark Richards,
                                                Chief Executive Officer


                                            /s/Kristi J. Kampmann
                                            ------------------------------------
                                             Kristi J. Kampmann,
                                                Chief Financial Officer