Form 10KSB
period 2006-09-30
INTERCELL INTERNATIONAL CORP
filed 2007-01-16
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14306

                       INTERCELL INTERNATIONAL CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Nevada                                           84-0928627
---------------------                          --------------------------
(State of other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

                         14860 Montfort Drive, Suite 210
                                Dallas, TX 75254
     ----------------------------------------------------------------------
              (Address and zip code of principal executive office)


                           370 17th Street, Suite 3640
                                Denver, CO 80202
                       -----------------------------------
                 (Former address of principal executive office)


Registrant's telephone number, including area code: (303) 592-1010 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

               (Title of Class)          Name of Each Exchange On
                                             Which Registered
        ------------------------------- ----------------------------
                 Common Stock                    OTC:BB

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes [_]    No [X]

         State issuer's revenues for its most recent fiscal year:  $0

         As of the close of trading on January 12, 2007, there were 25,943,433 common shares outstanding, 25,743,433 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on January 12, 2007, was approximately $5,663,555.

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

         In October 2003, the Company acquired a controlling 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company ("Brunetti") for a $700,000 cash contribution to Brunetti. In January 2004, the Company acquired the remaining 40% membership interest in Brunetti for a $300,000 cash contribution to Brunetti.

         In October 2004, the Company, as the sole member of Brunetti, discontinued the operations of Brunetti. On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         On March 16, 2005, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 5, 2006, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

Reorganization

     In October 2006, NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"), executed an Agreement and Plan of Reorganization ("the Agreement") with the Company. The Agreement provided for all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket Technology to be exchanged for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

         In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock from the Company for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

         NewMarket China, located in China, is the wholly-owned subsidiary of NewMarket Technology. NewMarket Technology has combined a traditional systems integration and support services capacity with a specialized asset-based approach to assisting its clients with the delicate balance between maintaining legacy systems and gaining a competitive edge from the latest technology innovations. NewMarket Technology provides certified integration and maintenance services to support the prevailing industry standard solutions.

         As a result of the acquisition of NewMarket China and the change in control of the Company, the following changes were made to the management of the
Company:

        - The Chief Executive Officer of the Company, Mr. Mark Richards, resigned on October 18, 2006. Mr. John Verges was appointed the Chief Executive Officer and President of the Company on October 18, 2006.

        - The Chief Financial Officer of the Company, Ms. Kristi J. Kampmann, resigned on October 18, 2006. Mr. Philip Rauch was appointed the Chief Financial Officer on October 18, 2006.

        - Messrs. Philip Verges, Bruce Noller and Philip Rauch were appoint -ed Directors of the Company on October 18, 2006.

Employees

         As of September 30, 2006, the Company had 1 employee. The Company's employee is not represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relations with its employee is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Principal Executive Offices

         The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The Company moved to these offices during the fall of 2006. NewMarket Technology, the majority stockholder of the Company leases the space.

ITEM 3.  LEGAL PROCEEDINGS

         Ms. Kristi J. Kampmann, Chief Financial Officer of the Company, through October 18, 2006, is a named defendant in litigation pending in the United States District Court for the Southern District of New York filed by Harvest Court LLC against Vyta Corp and others. The litigation alleges violations of federal securities laws, common law fraud and various other claims. She is being defended by the law firms which represent NanoPierce, both as Plaintiff and as Defendant in such litigation.

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

          2005 Fiscal Year                   High                  Low

December 31, 2004                          $ 0.08                 $ 0.08
March 31, 2005                               0.02                   0.02
June 30, 2005                                0.01                   0.01
September 30, 2005                           0.01                   0.01


          2006 Fiscal Year

December 31, 2005                          $ 0.01                  $0.01
March 31, 2006                               0.07                   0.03
June 30, 2006                                0.07                   0.06
September 30, 2006                           0.09                   0.08


         As of September 30, 2007, there were approximately 676 holders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its common stock as of that date.

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

Recent Sales of Unregistered Securities

         The Company made conducted no unregistered sales of its securities from October 1, 2005 through September 30, 2006.

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

         The report of the independent registered public accounting firm on the Company's financial statements as of September 30, 2006, and for each of the years in the two-year period then ended, include a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

Results of Operations

         On March 16, 2005, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 5, 2006, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

         On October 20, 2003, the Company acquired a controlling 60% equity interest in Brunetti for a $700,000 cash contribution to Brunetti. On January 30, 2004, the Company acquired the remaining 40% equity interest in Brunetti for a $300,000 cash contribution to Brunetti. In October 2004, the operations of Brunetti were ceased and on March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code. At such time, the Company began to account for the operations of Brunetti as discontinued operations.

General and Administrative Expenses

         General and Administrative expenses were $46,872 in the year ended September 30, 200 compared to $180,025 for the year ended September 30, 2005. The $133,153 decrease is primarily attributable to a decrease in expenses and the subsequent cessation of operations of the Brunetti and the subsequent bankruptcy filings. During the fiscal year ended September 30, 2006, general and administrative expenses decreased as follows:


   General & Administrative Expense                 Decrease
   --------------------------------                 --------
Consulting expense                                $    27,150
Legal expense                                     $    24,432
Accounting expense                                $    28,680
Payroll expense                                   $    47,672

Other Income/Expense

         During the year ended September 30, 2006, the Company recorded a gain of $35,718 on the cancellation of a $35,000 note payable.

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

         The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in the earnings (losses) of the Company. At September 30, 2005, the fair value of the derivatives was estimated to be $0. The Company recorded an unrealized gains of $1,050 on the derivative instruments during the year ended September 30, 2005.

         Interest income during the year ended September 30, 2006 was $717 compared to $203 during the year ended September 30, 2005. Interest expense during the year ended September 30, 2006 was $0 compared to $717 during the year ended September 30, 2005.

Net Loss

         The Company recognized a net loss of $10,437 during the year ended September 30, 2006 compared to a net loss of $283,530 during the year ended September 30, 2005. The $273,093 decrease in net losses was primarily due to the cessation of operations of Brunetti and the decrease in general and administrative expenses.

Liquidity and Capital Resources

         During the year ended September 30, 2006, the Company's cash and cash equivalents decreased by $10,478. Cash used in continuing operations was $46,228. The Company recognized cash from investing activities of continuing operations of $750 from the sale of office equipment. The Company recognized $35,000 from financing activities of continuing operations, due in part to the sale of its Series A Preferred Stock for $250,000 off set by the restricitive use of such capital.

         During the year ended September 30, 2005, cash of $29,170 was used by discontinued operations.

         To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional capital stock or through the issuance of debt, or sell shares of Vyta Corp common stock held as an investment by the Company. At September 30, 2006, the Company owned 23,245shares of Nanopierce common stock with a market value of approximately $11.390 based upon the closing bid price of $0.49 per share (of which 7,500 shares with a market value of $3,675 are subject to warrant agreements). At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first fiscal quarter of the fiscal year ending June 30, 2007. As the Company currently has no un-vested options, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations in future periods.

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

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first fiscal quarter of the fiscal year ended June 30, 2007. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

Valuation of Long-Lived Assets

         The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of September 30, 2006.

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

Contractual obligations

         For more information on the Company's contractual obligations on operating leases, refer to Note 10 of the consolidated financial statements. At September 30, 2006, the Company's contractual obligations had been stayed by the filing of the bankruptcy proceedings.


ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-2 and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-KSB in alerting them, on a timely basis, to material information relating to the Company required to be included in the Company's periodic SEC filings and to ensure that information required to be disclosed in the Company's periodic SEC filings is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         There was no change to the Company's internal controls over financial reporting during the fiscal year ended September 30, 2006 that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

Financial Expert

     Bruce Noller was appointed a Director of the Company on October 18, 2006. Mr. Noller is a designated certified public accountant, and, as such, the Company has determined that he is a "financial expert" as defined by the Securities and Exchange Commission ("SEC") rules.

Executive Officers and Directors

     The executive officers and directors of the Company are as follows:


                Name and Age                               Position                            Period
                ------------                               --------                            ------
John Verges (38)                              President & Chief Executive         October 18, 2006 to present.

October 18, 2006 to present.
                                              Chief Financial Officer
Philip Rauch (45)                                                                 October 18, 2006 to present.
                                              Director
Philip Verges (42)                            Director                            October 18, 2006 to present.
Bruce Noller (50)                             Director                            October 18, 2006 to present.
Charles E. Bauer, Ph.D. (53)                  Director
Kristi J. Kampmann (34)

                                              President & Chief Executive
R. Mark Richards (56)                         Officer                             March 16, 2005 to October 18,
                                                                                  2006.

                                              Director                            February 2000 to present.
Mallory Smith (57)                            Director                            February 2000 to present.

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

Biographical Information on Officers and Directors and Significant Employees

     John Verges. On October 18, 2006, Mr. John Verges was appointed the Chief Executive Officer and President of the Company. Mr. Verges is the Chief Executive Officer of NewMarket China, which the Registrant is in the process of acquiring as a wholly-owned subsidiary. Mr. Verges holds a Bachelor of Science in Management Information Systems from the University of Texas at Dallas. In addition he has earned a Masters of Business Administration in Finance from the University of Texas at Dallas. Mr. Verges served in the U.S. Navy for five years as a Naval Aviator and after resigning his commission he worked in the private sector with several emerging technology firms. Mr. Verges is the brother of Mr. Philip Verges, the Chief Executive Officer and Director of NewMarket Technology, Inc., a majority stockholder of the Company. Mr. Philip Verges has also been appointed to the Board of Directors of the Company.

     Philip Rauch. On October 18, 2006, Mr. Philip Rauch was appointed the Chief Financial Officer and a Director of the Company. Mr. Rauch is the Chief
Financial Officer and a Director of NewMarket Technology, Inc., a majority stockholder of the Company. Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting. Since February 2004, Mr. Rauch has been the Chief Operating and Financial Officer of Defense
Technology Systems, Inc. Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller. From 1993 to 1997, Mr. Rauch was Vice President and Chief Financial Officer of Columbus Construction, a heavy construction company with several plant facilities. From 1989 to 1993, he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., a Local #3 IBEW engineering and construction company. Mr. Rauch has further earned a certificate in Construction Management from the Institute of Design and Construction in New York. He is currently a member of the American Management Association and the Construction Financial Management Association.

     Philip Verges. On October 18, 2006, Mr. Philip Verges was appointed to the Board of Directors of the Company. Mr. Philip Verges is the Chief Executive Officer and Chairman of NewMarket Technology, Inc. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices. Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded NewMarket Technology in 1997.

     Bruce Noller. On October 18, 2006, Mr. Bruce Noller was appointed to the Board of Directors of the Company. Mr. Noller is a Director of NewMarket Technology, Inc. Mr. Noller is currently the President of Noller & Associates, Inc., Mr. Noller brings to the Board over 25 years of Financial, Operational and Marketing experience. Before he founded his own firm in 1994, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries including healthcare, distribution, manufacturing, retail, banking, insurance, mining and telecommunications. With an approach that emphasizes implementation with measurable results, Mr. Noller's current firm focuses on improving existing financial and management systems. Mr. Noller has International management consulting experience in Singapore, Malaysia, China, Canada, Latin America and Europe. The Company has determined that he is a "financial expert" as defined by the Securities and Exchange Commission ("SEC") rules.

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

     R. Mark Richards. Mr. Richards has served as the President and Chief Executive Officer of the Company from March 16, 2005 to October 18, 2006. Mr. Richards served as a director of the Company from February 2000 through November 2006. From October 21, 2003 to January 30, 2004, Mr. Richards served as the President and Chief Executive Officer, Pro Tem. Mr. Richards graduated in 1973 from Colorado School of Mines, in Golden, Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various management positions, including Director - Business Development and is currently employed at the Rocky Flats Environmental Technology Site, where he has served in various capacities, including Program Manager.

     Kristi J. Kampmann. Ms. Kampmann served as the Chief Financial Officer of the Company from October 1, 2003 through October 18, 2006 and she served as the Secretary of the Company July 1999 through October 18, 2006. In addition, she has served as the Secretary of Vyta Corp since February 1998 and the Chief Financial Officer of NanoPierce since October 15, 1999. Since June 1997, she has been the administrative assistant to the Chief Executive Officer and paralegal for Vyta Corp. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996. Ms. Kampmann received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management. Ms. Kampmann received a MBA from the University of Colorado, Denver in December 2001.

     Mallory Smith, CPA. Mr. Smith served as a director of the Company from February 2000 through November 2006. He is currently self-employed as a Certified Public Accountant with six employees. He has a client base of approximately 450 tax clients, 100 monthly small business clients, and 25 business-consulting clients. Mr. Smith graduated from Queens College, New York with a B.S. Major Accounting, Mathematics. He has been a member of the Small Business Finance Company Board since 1983, and served on various other boards over the years.

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

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended September 30, 2006, 2005 and 2004 (the "Named Executive Officers"):


                                            Annual Compensation                       Long Term Compensation
                                                                            Awards                  Payouts
   Name & Principal     Year    Salary     Bonus      Other Annual    Restricted    Securities      LTIP         All Other
       Position                  ($)        ($)       Compensation   Stock Awards   Underlying     Payouts     Compensation
                                                          ($)             ($)       Options (#)      ($)            ($)
----------------------------------------------------------------------------------------------------------------------------
R. Mark Richards        2006  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
Paul H. Metzinger,      2006  $ -0-         $-0-          $-0-            -0-           -0-         $-0-           $-0-
Charles E. Brunetti(2)  2006  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-

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

                             Option/SAR Grants Table

No options were granted during the fiscal year ended September 30, 2006.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year End Option/SAR Values

No options were exercised during the fiscal year ended September 30, 2006.


              Aggregated Option/SAR Exercises in Last Fiscal Year,
                      and Fiscal Year-End Option/SAR Values

                                                        Number of           Value of
                                                       Securities         Unexercised
                                                       Underlying         In-the-Money
                                                       Unexercised      Options/SARS at
                                                     Options/SARS at     FY-End ($)(1)
                                                         FY-End
                                                    ------------------ -------------------
                           Shares
                          Acquired
                             on          Value
                          Exercise    Realized ($)    Exercisable/        Exercisable/
             Name            (#)                      Unexercisable      Unexercisable
             ----         --------    ------------    -------------      -------------
Charles E. Bauer              0            0            255,000/0          $22,950/0
Kristi J. Kampmann            0            0            510,000/0          $45,900/0
R. Mark Richards              0            0            500,000/0          $45,000/0
Mallory Smith                 0            0            250,000/0          $22,500/0


(1) The average of the closing bid and ask price of the Common Stock on September 30, 2006 ($0.09) was used to calculate the option value.

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

Employment Agreements

         The Company does not have any employment agreements in place with its officers at this time.

Compensation Pursuant to Plans

         Stock Option Plans. During the fiscal year ended September 30, 2006, the Company did not grant any options under is stock option plan. During the fiscal year ended September 30, 2006, the Company options to purchase 81,800 shares of the common stock expired. As of September 30, 2006, 4,844,500 options are exercisable.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

         The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of September 30, 2006, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


             Name and Address of Beneficial Owner                       Number of Shares           % of Outstanding 7
Paul H. Metzinger                                                       3,131,434 1                      8.99%
370 17th Street, Suite 3640
Denver, CO 80202

Cheri L. Metzinger                                                      3,131,434 1                      8.99%
3236 Jellison Street
Wheat Ridge, CO 80033

Charles E. Bauer, Director                                                485,000 2                      1.37%
31312 Island Drive
Evergreen, CO 80439

Kristi J. Kampmann, Secretary &                                           560,000 3                      1.58%
Financial Officer
370 17th Street, Suite 3640
Denver, CO 80202

R. Mark Richards, Chief Executive                                         764,313 5                      2.15%
Officer & Director
3892 Weld County Road 45
P.O. Box 388
Hudson, CO 80642

Mallory Smith, Director                                                   606,910 4                      1.71%
11211 E. Arapahoe Rd, Suite 116
Englewood, CO 80112

NewMarket Technology, Inc.                                                250,000 6                        --
14860 Montfort Drive, Suite 210
Dallas, TX 75254

All officers and directors as a group                                   2,416,223  7                      6.8%

1 Includes 2,631,434 shares of common stock owned indirectly and beneficially by Mr. Metzinger through his wife's trust, and options consisting of 500,000 shares exercisable at $0.12 expiring in September 2014, held directly and beneficially by Mr. Metzinger. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
2 Includes 200,000 shares of common stock owned directly and beneficially, options for 5,000 shares of common stock exercisable at $7.50 per share, expiring in September 2007, options for 250,000 shares of common stock exercisable at $0.41 per share, expiring in January 2014 and warrants for 30,000 shares of common stock exercisable at $0.10 per share, expiring in October 2008. 3 Includes 50,000 shares of common stock owned directly and beneficially and options for 2,500 shares of common stock, exercisable at $7.50 per share, expiring in September 2007; an option for 7,500 shares of common stock, exercisable at $1.00 per share, expiring in June 2008; and an option for 500,000 shares of common stock, exercisable at $0.51 per share, expiring in October 2013.
4 Includes 296,910 shares of common stock owned directly and beneficially; an option for 250,000 shares of common stock, exercisable at $0.41 per share, expiring in January 2014; and a warrant for 60,000 shares of common stock, exercisable at $0.10 per share expiring in October 2008.
5 Includes 204,313 shares of common stock owned directly and beneficially; an option for 500,000 shares of common stock, exercisable at $0.51 per share, expiring in October 2013; and a warrant for 60,000 shares of common stock, exercisable at $0.10 per share and expiring in September 2008.
6 Includes 250,000 shares of the Company's Series A Preferred Stock. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company. In October 2006, 2,000,000 restricted common shares were issued to NewMarket Technology.
7 Based on 23,836,323 shares of common stock issued and outstanding on September 30, 2006 and assuming exercise of all 4,844,550 presently exercisable options and exercise of 6,845,000 outstanding warrants, there would be 35,525,873 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2006, NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"), executed an Agreement and Plan of Reorganization ("the Agreement") with the Company. The Agreement provided for all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket Technology to be exchanged for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

         In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock from the Company for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.


ITEM 13.          EXHIBITS

The following documents are filed as a part of this Report.

          (i) Financial Statements. See Index to Financial Statements and Schedule on page F-2 of this Report.

          (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.


     Exhibit No.  Description

         23         Agreement for Purchase of Ownership Interest, dated
                    October 20, 2003, by and between, Brunetti DEC, LLC and the
                    Company.
         10.1(1)    1995 Compensatory Stock Option Plan.
         10.2(2)    Employment Agreement, dated June 1, 2002, between Paul H.
                    Metzinger and the Company.
         10.3(4)    Employment Agreement, dated October 1, 2003, between Kristi
                    J. Kampmann and the Company.
         10.4(4)    Code of Ethics
         21*        List of Subsidiaries of Intercell International Corporation
         23*        Consents of Independent Registered Public Accounting Firms
         31*        Certifications pursuant to Section 302 of the Sarbanes-
                    Oxley Act
         32*        Certifications pursuant to Section 906 of the Sarbanes-Oxley
                    Act

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Larry O'Donnell, CPA, PC and GHP Horwath, P.C., the Company's independent registered public accounting firms, for professional services in the fiscal years ended September 30, 2006 and 2005 are as follows:

                  Services Rendered             2006                     2005
                  -----------------             ----                     ----

         Audit Fees                             $16,710                  $41,675
         Audit Related Fees                           0                        0
         All Other Fees                               0                        0

The Company's corporate tax returns are prepared by the firm of Thompson & Lowe, P.C. Fees for the fiscal year ended September 30, 2006 and 2005 were $4,785 and $8,500, respectively.

The engagement of the auditors was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended September 30, 2006.

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

                           September 30, 2006 and 2005

        (With Reports of Independent Registered Public Accounting Firms)

                        CONSOLIDATED FINANCIAL STATEMENTS

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY

                   Index to Consolidated Financial Statements


                                                                       Page

Report of Independent Registered Public Accounting Firm
         - Larry O'Donnell, CPA                                        F-3

Consolidated Balance Sheet - September 30, 2006                        F-4

Consolidated Statements of Operations and Comprehensive Loss -
      Years ended September 30, 2006 and 2007                          F-5

Consolidated Statements of Changes in Stockholders' Equity
         (Deficit) - Years ended September 30, 2006 and 2007           F-6

Consolidated Statements of Cash Flows - Years ended
         September 30, 2006 and 2007                                   F-8

Notes to Consolidated Financial Statements                             F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Intercell International Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Intercell International Corporation and subsidiary as of September 30, 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercell International Corporation and subsidiary as of September 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $10,437 for the year ended September 30, 2006, and an accumulated deficit of $39,127,009 as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Larry O'Donnell, CPA, PC
Aurora, Colorado
January 12, 2007


                           Consolidated Balance Sheet
                               September 30, 2006


                                                  Assets
Current assets:
  Cash and cash equivalents                                                              $   261,862
  Assets of discontinued operations (Note 2)                                                   9,377
                                                                                          ----------
    Total current assets                                                                     271,239
                                                                                          ----------

Other assets:
  Investment securities available for sale (Note 4)                                            7,715
                                                                                          ----------

       Total assets                                                                      $   278,954
                                                                                          ==========

                                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                                               $    65,895
  Liabilities of discontinued operations (Note 3)                                            308,683
                                                                                          ----------
    Total liabilities (all current)                                                          374,588
                                                                                          ----------

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit (Note 6):
  Convertible preferred stock; $0.001 par value;
    20,000,000 shares authorized; 250,000 shares issued and
    outstanding                                                                                  250
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    23,836,323 shares issued and outstanding                                                  23,836
  Additional paid-in capital                                                              38,999,584
  Accumulated other comprehensive income                                                       7,715
  Accumulated deficit                                                                    (39,127,009)
                                                                                          ----------
      Total stockholders' deficit                                                        (    95,624)
                                                                                          ----------

        Total liabilities and stockholders' deficit                                      $   278,954
                                                                                          ==========

See accompanying notes to consolidated financial statements.



               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended September 30, 2006 and 2005


                                                                   2006                 2005
                                                                   ----                 ----
General and administrative expense                          $(   46,872)          (  180,025)
                                                              ---------            ---------

Other income (loss):
  Unrealized gain on derivative
    instruments (Note 4)                                              -                1,050
  Gain on extinguishment of debt                                 35,718                    -
  Interest income                                                   717                  203
  Interest expense                                                    -           (      718)
                                                              ---------            ---------
                                                                 36,435                  535
                                                              ---------            ---------

Loss from continuing operations                              (   10,437)          (  179,490)
                                                              ---------            ---------

Discontinued operations; loss from
  operations of subsidiary (Note 3)                                   -           (  104,040)

Net loss                                                     (   10,437)          (  283,530)
                                                              ---------            ---------

Other comprehensive (loss) income;
  Change in unrealized (loss) gain on
  securities available for
  sale (Note 4)                                              (   17,475)               5,406

Total comprehensive loss                                    $(   27,912)          (  277,980)
                                                              =========            =========

Basic and diluted loss per share:
  Loss from continuing operations                           $         *           (     0.01)
  Loss from discontinued operations                                   *                    *
                                                              ---------            ---------

Net loss per share, basic and diluted                       $         *           (     0.01)
                                                              =========            =========

Weighted average number of common
  shares outstanding                                         28,836,323           23,836,323

1.       Less than $(0.01) per share.
--

See accompanying notes to condensed consolidated financial statements.


                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Changes in Stockholders'Deficit
                             Years Ended September 30, 2006 and 2005





                                                                                    Accumulated
                                                                    Additional         Other                               Total
                                         Common Stock                Paid-In       Comprehensive      Accumulated      Stockholders'
                                         ------------
                                   Shares           Amount           Capital           Income          Deficit           Deficit
                                   ------           ------           -------           ------          -------           -------
Balances, October 1, 2004       23,930,073       $ 23,930          $38,700,045    $    19,784       $(38,833,045)    $(   89,286)

Common stock in exchange
  for marketing
  rights (Note 6)               (   93,750)      (     94)                  94              -                  -               -

Contribution of services
  by officers/stockholders
  (Note 6)                               -              -               43,695              -                  -          43,695

Net loss                                 -              -                    -              -        (   283,530)    (   283,530)

Other comprehensive
  income:
  Change in unrealized
  gain on securities
  available for sale
  (Note 4)                               -              -                    -          5,406                  -           5,406
                               ------------      ---------         ------------    -----------       -------------   ------------
Balances,
 September 30, 2005             23,836,323       $ 23,836          $38,743,834     $   25,190       $(39,116,575)     $( 323,715)
                               ============      =========         ============    ===========      ==============   ============



                                                   (Continued)


                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
              Condensed Consolidated Statements of Changes in Stockholders' Deficit
                             Years Ended September 30, 2006 and 2005
                                           (Continued)

                                                                                           Accumulated
                                                                            Additional        Other                        Total
                             Preferred Stock               Common Stock      Paid-In      Comprehensive  Accumulated   Stockholders'
                             ---------------               ------------
                            Shares     Amount        Shares        Amount     Capital        Income       Deficit         Deficit
                            ------     ------        ------        ------     -------        ------       -------         -------

Balances, October 1, 2005        -            -   23,836,323    $ 23,836    $38,743,834    $   25,190    $(39,116,575)  $(  323,715)

Contribution of services
  of officer                     -            -            -           -          6,000             -               -         6,000

Sale of convertible
  preferred shares for
  cash                     250,000          250            -           -        249,750             -               -       250,000

Net loss                         -            -            -           -              -             -      (   10,437)    (  10,437)


Other comprehensive
  income:
  Change in unrealized
  gain on securities
  available for sale
  (Note 4)                       -            -            -           -              -       (17,475)              -     (  17,475)
                         ----------    ---------  -----------  ---------    ------------    ----------   -------------   -----------
Balances,
  September 30, 2006       250,000          250   23,836,323    $ 23,836    $38,999,584     $   7,715    $(39,127,012)   $(  95,627)
                         ==========    =========  ===========  =========    ============    ----------   -------------   -----------

          See accompanying notes to consolidated financial statements.
                                       F-7



               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2006 and 2005

                                                                                2006                  2005
                                                                                ----                  ----
Cash flows from operating activities:
 Net loss                                                               $ (   10,437)           (  283,530)
 Adjustments to reconcile net loss to net cash
  used in continuing operations:
  Loss from discontinued operations                                                -               104,040
  Depreciation expense                                                           359                   844
  Loss from sale of property, plant & equipment                                  158                     -
  Contribution of services by officer/stockholder                              6,000                43,695
  Unrealized gain on derivative instruments                                        -            (    1,050)
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                 35,000            (   35,000)
  (Decrease) increase in accounts payable
    and accrued liabilities                                                (  42,308)               58,925
                                                                        -------------           -----------
    Net cash used in operating activities from
     continuing operations                                                 (  46,228)           (  112,076)
                                                                        -------------           -----------

Cash flows from investing activities:
 Proceeds from sale of property, plant & equipment                               750                     -
                                                                        -------------           -----------

   Net cash provided by investing activities from
     continuing operations                                                       750                     -
                                                                        -------------           -----------
Cash flows from financing activities:
 Proceeds from purchase of convertible preferred stock                       250,000
 Increase in restricted cash                                             (   215,000)           (   35,000)
 Proceeds from note payable                                                        -                35,000
                                                                        -------------           -----------
   Net cash provided by financing activities from
    continuing operations                                                     35,000                     -
                                                                        -------------           -----------
Net cash used in discontinued operations                                           -            (   34,105)
                                                                        -------------           -----------

Net decrease in cash and cash equivalents                                (    10,478)           (  141,247)

Cash and cash equivalents, beginning of period                                22,341               197,691
                                                                        -------------           -----------

Cash and cash equivalents, end of period                                $     11,862                22,340
                                                                        =============           ===========

Supplemental disclosure of non-cash investing and
  financing activities:
Common stock returned in exchange for marketing rights                   $         -                   94
(Decrease) increase in investment securities available for
  sale and related unrealized gain                                        (   17,475)              11,703

See accompanying notes to consolidated financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005


1.  BASIS OF  PRESENTATION,  BUSINESS,  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES:

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of 18,244 shares of common stock of Vyta Corp ("Vyta") (Note 5). These securities are carried at fair value ($7,715 at September 30, 2006) based upon quoted market prices. Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income (loss), included as a separate item in stockholders' equity (deficit). The Company reported an increase in the unrealized loss on available for sale securities of $17,475 in 2006 and an increase in unrealized gain on available for sale securities of $5,405 in 2005. Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

Had compensation cost for the Company's stock plans (Note 6) been determined based on fair value at the grant dates for awards under the plans consistent with the method prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as indicated below:

                                                     2006               2005
                                                     ----               ----

Net loss, as reported                           $(   10,437)        (   283,530)
Total stock-based employee compensation
expense determined under fair value
based method for all awards                               -                   -
                                                  ---------          ----------

Net loss, pro forma                             $(   10,437)        (   283,530)
                                                  =========          ==========
Net loss per share, as reported                 $         -         (      0.01)
Net loss per share, pro forma                   $         -                   -

No options were granted during the years ended September 30, 2006 and 2005.

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation, as the impact of the potential common shares (11,689,550 shares at September 30, 2006 and 12,346,350 shares at September 30,
2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available for sale securities to be included in comprehensive income.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending June 30, 2007. As the Company has no un-vested options outstanding, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending June 30, 2008. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's consolidated financial statements.

2  GOING CONCERN AND MANAGEMENT'S PLANS:

The Company's consolidated financial statements for the year ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $10,437 for the year ended September 30, 2006, and an accumulated deficit of $39,127,009 as of September 30, 2006.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MANAGEMENT'S PLANS

On August 7, 2006, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with NewMarket China, Inc. ("NewMarket China") and NewMarket Technology, Inc. ("NewMarket Technology"), the sole shareholder of NewMarket China. The Agreement provided that on the closing date, the Company to receive 1,000 restricted common shares of NewMarket China, which represents all of the issued and outstanding shares of NewMarket China in exchange for 2,000,000 shares of the Company's restricted common stock issued to NewMarket Technology. On November --, 2006, the Company finalized the merger (Note 6).

NewMarket China, located in China, is the wholly-owned subsidiary of NewMarket Technology. NewMarket Technology has combined a traditional systems integration and support services capacity with a specialized asset-based approach to assisting its clients with the delicate balance between maintaining legacy systems and gaining a competitive edge from the latest technology innovations. NewMarket Technology provides certified integration and maintenance services to support the prevailing industry standard solutions

In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock from the Company for $250,000. The funds have been put into escrow, with an unrelated third party escrow agent, with the express purpose to be used to negotiate and purchase the outstanding debt of not only the Company, but also its subsidiary, Brunetti (Note 6). At September 30, 2006, approximately $58,617 worth the debt of Brunetti had been purchased.

3  DISCONTINUED OPERATIONS:

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

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

At September 30, 2006, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

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
                                                ===========

               (1) Liabilities above do not include payables to Intercell International Corporation of approximately $384,358 at September 30, 2006.

Brunetti reported no revenues or income during the year ended September 30, 2006. Revenues attributable to Brunetti operations for the year ended September 30, 2005 reported in discontinued operations, were $11,746. Operations related to Brunetti resulted in a net loss during the year ended September 30, 2005 of $104,040. Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN NANOPIERCE AND RELATED TRANSACTIONS:

As of September 30, 2006, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp, formerly known as NanoPierce Technologies, Inc. ("NanoPierce"). On January 31, 2006, NanoPierce changed its corporate name to Vyta Corp ("Vyta") and instituted a 1 for 20 reverse split of its issued and outstanding common stock. At that time the Company's owned 23,245 shares of Vyta common stock.

At September 30, 2006, the Company owns 15,744 shares of Vyta common stock, of which 7,500 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company no longer had the ability to exercise significant influence, the Company changed its method of accounting for the NanoPierce shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investment in these NanoPierce shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

At September 30, 2006, 15,744 shares of Vyta were available for sale and had a fair market value of $7,715. The Company reported an increase in the unrealized loss on available for sale securities of $17,475 during the year ended September 30, 2006. The Company did not sell any available for sale securities during the year ended September 30, 2006.

The Company's ownership interest in Vyta's outstanding common stock decreased from approximately 0.5% at October 1, 2004 to approximately 0.35% at September 30, 2005, and to approximately 0.05% at September 30, 2006.

The Company's ownership interest in Vyta decreased by approximately 0.25% during the fiscal year ended September 30, 2006, due primarily to the issuance of additional common shares by Vyta.

Warrants to Purchase NanoPierce Common Stock

During the year ended September 30, 2003, the Company sold 5,000 restricted shares of Vyta common stock and granted two warrants to purchase up to 15,000 shares of Vyta common stock held by the Company, to a third party for $50,000 cash. Each warrant grants the third party the right to purchase up to 7,500 shares of Vyta common stock held by the Company, at an exercise price of $10.00 per share. The closing bid price of the Vyta common stock at the date of the grant was $13.80 per share. The warrants are exercisable immediately; one warrant expired in October 2004, and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000. The carrying value of the Vyta shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $18,000. These warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value.

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. During the fiscal year ended September 30, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $1,050 was recognized during the fiscal year ended September 30, 2005. At September 30, 2006, the remaining warrant had not been exercised.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

5  NOTES PAYABLE AND CREDIT FACILITIES:

NOTES PAYABLE, RELATED PARTIES

In December 2004, NanoPierce loaned the Company $35,000 in return for an unsecured, 7% promissory note, due in December 2005. The funds were utilized to purchase a six-month certificate of deposit in order to obtain a letter of credit, discussed below. During the fiscal year ended September 30, 2006, Vyta agreed to cancel the outstanding debt. A gain of $35,000 was recorded in connection with the dismissal.

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

6   STOCKHOLDERS' DEFICIT:

PREFERRED STOCK

During the year ended September 30, 2006, the Company issued 250 shares of its Series A Preferred Stock in exchange for $250,000 (Note 2). The funds were put into escrow, with an unrelated third party escrow agent, with the express purpose to be used to negotiate and purchase the outstanding debt of not only the Company, but also its subsidiary, Brunetti. At September 30, 2006, approximately $58,617 worth the debt of Brunetti had been purchased.

The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

COMMON STOCK

Year Ended 2006

During the year ended September 30, 2006, the Company did not issue any shares of its common stock.

In October 2006, in connection with the purchase of NewMarket China, the Company issued 2,000,000 shares of its restricted common stock to NewMarket Technology (Note 2). The shares had a value of $400,000 based upon a closing market price of $0.20 per share on the date of the transaction.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

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

CAPITAL TRANSACTIONS

2006 Transactions

During the year ended September 30, 2006, an officer of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $9,000, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

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


                       INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                           Notes to Consolidated Financial Statements
                             Years Ended September 30, 2006 and 2005

A summary of the status of the Option Plan is as follows:

                                                                     September 30,
                                                          2006                            2005
                                             --------------------------------------------------------------
                                                                Weighted                        Weighted
                                                                Average                         Average
                                                               Exercise                         Exercise
                                                    Shares       Price           Shares          Price
                                                    ------     ---------         ------         --------
Outstanding at beginning of                       4,921,350
  Year                                                       $               4,971,350           $ 1.43
Granted                                                   -           -              -               -
Cancelled                                           (81,800)      10.00       ( 50,000)           10.00
Exercised                                                 -           -              -               -
                                                  ---------    --------      ---------           ------
Outstanding at end of year                        4,839,550  $     1.26      4,921,350           $ 1.26
                                                  =========                  =========

Options exercisable at end of
  Year                                            4,839,550  $     1.26        4,921,350         $ 1.26

The following table summarizes information about stock options outstanding as of September 30, 2006:


                  Options Outstanding                                    Options Exercisable

Range of Exercise      Number of        Remaining            Weighted
      Prices            Options       Contractual Life       Average          Number of      Exercise Price
                                                          Exercise Price       Options
-------------------------------------------------------------------------------------------------------------
$0.40-0.99          4,750,000            7.2 years            $ 0.43       4,750,000             $ 0.43
1.00-10.00             88,500            0.8                    6.78          88,500               6.78
15.00-30.00             1,050            0.4                   30.00           1,050              30.00
                    4,839,550            3.6 years            $ 0.56       4,839,550             $ 0.56
                    =========                                              =========

2006 Transactions

During the year ended September 30, 2006, options to purchase up to 81,800 shares of common stock expired.

2005 Transactions

During the year ended September 30, 2005, options to purchase up to 50,000 shares of common stock expired.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

WARRANTS

At September 30, 2006, the following warrants to purchase common stock were outstanding:

  Number of common shares
    covered by warrants         Exercise Price          Expiration Date
  -----------------------       --------------          ---------------
         6,145,000           $     0.10              September- October 2008
           700,000                 0.25                   February  2009
         ----------
         6,845,000

During the year ended September 30, 2006, warrants to purchase up to 580,000 shares of common stock expired.

In November and December 2006, warrants to purchase 270,000 shares of common stock were exercised under a cashless exercise provision for 107,110 shares of common stock. The warrants had an exercise price of $0.10 per share.

7     INCOME TAXES:

The Company did not incur income tax expense for the years ended September 30, 2006 and 2005. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:
                                                       Years Ended
                                                      September 30,
                                                  2006              2005
                                                  ----              ----
Expected income tax benefit                    $(  3,549)        $( 96,400)
State income taxes                              (    417)         ( 10,240)
Change in valuation allowance                      3,966           106,640
                                                --------           -------
                                               $       -         $       -
                                                ========           =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2006 are as follows:

         Deferred tax assets (non-current):
           Net operating loss carry forwards         $     10,437
         Less valuation allowance                    (     10,437)
                                                      -----------
           Net deferred tax assets                   $          -
                                                      ===========

As of September 30, 2006, the Company has net operating loss carry forwards of approximately $3,027,411 which expire between 2007 and 2027. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

               INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

8  COMMITMENTS AND CONTINGENCIES:

Office Leases

The Company, through its subsidiary, has also entered into certain facilities and equipment operating leases that are non-cancelable and that expire through December 2009. During the year ended September 2004, Brunetti paid $54,245 in rent expense. In October 2004, Brunetti ceased operations and moved from the premises. During the year ended September 2005 rent expense was $16,454. Future minimum lease payments under these leases total approximately $203,700. The lease obligations have been stayed as a result of the bankruptcy filing (See below).


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


9    SUBSEQUENT EVENTS (UNAUDITED)

     In October 2006, in connection with the purchase of NewMarket China, the Company issued 2,000,000 shares of its restricted common stock to NewMarket Technology (Note 2). The shares had a value of $400,000 based upon a closing market price of $0.20 per share on the date of the transaction.


     In January 2007, the Company, in connection with its reorganization plans, began work to the change the Company's name to NewMarket China, Inc. The Company expects the name change to be finalized prior to March 31, 2007.

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

                                            INTERCELL INTERNATIONAL CORPORATION,
                                            (A Nevada  Corporation)

Date:  January 16, 2007                     By /s/John Verges
                                               --------------
                                            John Verges, Chief Executive Officer
                                            & President

Date:  January 16, 2007                     By /s/Philip Rauch
                                              ----------------
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date:  January 16, 2007                     By  /s/Bruce Noller
                                                ---------------
                                            Bruce Noller, Director


Date:  January 16, 2007                     By /s/ Philip Verges
                                               ------------------
                                            Philip Verges, Director


Date:  January 16, 2007                     By  /s/ Philip Rauch
                                                ----------------
                                            Philip Rauch, Director


Date:  January 12, 2006                     By /s/ Mallory Smith
                                               -----------------
                                            Mallory Smith, Director