Form 10KSB
period 2006-12-31
NewMarket China, Inc.
filed 2007-05-14
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ___________________________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2006 to December 31, 2006

Commission file number: 0-14306

                              NEWMARKET CHINA, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       INTERCELL INTERNATIONAL CORPORATION
     ----------------------------------------------------------------------
                           (Former name of registrant)

                  Nevada                              84-0928627
------------------------------------------        ------------------
     (State of other jurisdiction of                (I.R.S. employer identi-
      incorporation or organization)                fication number)

                         14860 Montfort Drive, Suite 210
                                Dallas, TX 75254
     ----------------------------------------------------------------------
              (Address and zip code of principal executive office)

                           370 17th Street, Suite 3640
                                Denver, CO 80202
                  -------------------------------------------
                 (Former address of principal executive office)

Registrant's telephone number, including area code: (214) 722-3040 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

               (Title of Class)         Name of Each Exchange On
                                            Which Registered
        -----------------------------------------------------------
                 Common Stock                   NASDAQ:BB

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

         Yes [X]           No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     State issuer's revenues for its most recent fiscal year:  $29,509,968


     As of the close of trading on May 7, 2007, there were 26,033,433 common shares outstanding, 24,033,433 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on May 7, 2007, was approximately $4,662,486.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes [_]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure      Yes [X]  No [_]

                               TABLE OF CONTENTS
                                     PART I



Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Item 8A.    Controls and Procedures
         Item 8A(T). Controls and Procedures
         Item 8B.    Other Information


                                     PART II

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationship and Related Transactions, and Director
Independence

Item 13.  Exhibits

Item 14.  Principal Accountant Fees and Services

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         Intercell International Corporation ("Intercell") was incorporated under the laws of Nevada in May 2000. Until October 2003, the Company had no operations. In October 2003, the Company acquired 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company ("Brunetti") for a cash contribution. In January 2004, Intercell acquired the remaining 40% of Brunetti for and additional cash contribution. In October 2004, the operations of Brunetti were discontinued and in March 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

         On March 16, 2005, Intercell filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On April 5, 2006, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

         In October 2006, Intercell executed an Agreement and Plan of Reorganization ("the Agreement") with NewMarket China, Inc. ("NewMarket China" or "the Company"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"). The Agreement provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China, through the exchange of all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

         In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of Series A Preferred Stock from Intercell for a $250,000 cash payment. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

         As part of the reorganization and acquisition of Intercell, on January 31, 2007, Intercell changed its name to NewMarket China, Inc. (the "Company") and changed its trading symbol to "NMCH". Additionally, the Company changed its fiscal year end from September 30th to December 31st.

         As a result of the acquisition of NewMarket China and the change in control of Intercell, the following changes were made to the management of the
Company:

         - The Chief Executive Officer of the Company, Mr. Mark Richards, resigned on October 18, 2006. Mr. John Verges was appointed the Chief Executive Officer and President of the Company on October 18, 2006.

         - The Chief Financial Officer of the Company, Ms. Kristi J. Kampmann, resigned on October 18, 2006. Mr. Philip J. Rauch was appointed the Chief Financial Officer on October 18, 2006.

         - Messrs. Philip Verges, Bruce Noller and Philip J. Rauch were appointed Directors of the Company on October 18, 2006.

         - Messrs. Mark Richards and Mallory Smith resigned as Directors of the Company on February 15, 2007.

Business of NewMarket China

         NewMarket China is located in Dallas, Texas but does business primarily in The People's Republic of China ("China"). The Company provides customers with technology and telecommunications services in China and maintenance services to its United States ("US") customers. Additionally, the Company provides its US customers with the following services:

         -        exploration of the Chinese marketplace;
         -        localization of products and/or services;
         -        identification of complimentary products in China; and
         -        outsourcing of software development in China;

         The  Company   provides  these  services   through  its   subsidiaries,
partnerships and relationships, as discussed below.

         Clipper Technology, Inc. ("CLPTEC"). CLPTEC is the Company's wholly-owned foreign entity subsidiary located in Shanghai, China. CLPTEC provides consulting, development, implementation, and maintenance of technology systems which include both software and peripherals for computing, communication, and data exchanges related to general business application as well as the specialty fields of medical, security, military and homeland defense applications. CLPTEC is also engaged in the prototype development of security systems as well as OEM sourcing for production of hardware related to the above business activities.

         Clipper Huali Co., LTD ("Clipper Hauli"). Clipper Hauli is a joint venture formed between CLPTEC and a consortium of Chinese technology firms called the Hauli Group("Hauli"). CLPTEC owns 51% of the joint venture and the remaining 49% is owned by Hauli. The joint venture was formed to engage in the distribution and value added reselling of software and hardware products that include both Chinese and well known foreign brands such as Hewlett Packard, Sony and IBM.

         Gaozhi Science and Technology Development, LTD. ("Gaozhi"). CLPTEC has formed a strategic partnership with Gaozhi to develop and distribute Chinese entertainment content globally using proprietary software and hardware called MV3 that was developed by GaozhiNet, Ltd a subsidiary of Gaozhi Science and Technology, Ltd. The Company has specifically been engaged as a consultant to help establish a Franchise Network outside China for MV3 systems.

         Shanghai Multimedia Industry Association ("SMIA"). The Company has formed a relationship with SMIA. The SMIA is an association of 148 companies in the multimedia industry that do business in Asia and are in the process of expanding their business in the United States. The Company hopes to develop outsourcing relationships with the members.

Employees

         As of December 31, 2006, the Company had approximately 105 employees, of which 100 employees work for Clipper Huali. The Company's employees are not represented by a labor union or subject to a collective bargaining agreement. The Company believes its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         Principal Executive Offices

         The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The Company moved to these offices during the fall of 2006. NewMarket Technology, the majority stockholder of the Company, leases the space.

     CLPTEC's offices are located at 2f No. 123 Qinjiang Road, Shanghai, 200233, Peoples Republic of China. The offices are leased from Gaozhi, a strategic partner, on a month-to-month basis. The current monthly rent is approximately $910.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of the security holders during the period covered by this report.


         In November 2006, without the calling of a formal shareholder's meeting and by the written consent pursuant to the provisions of Title 7, Chapter 78,
Section 320 of the Nevada Revised Statutes the following action was approved, by the Company's majority shareholder, NewMarket Technology:

         - authorize the Company's Board of Directors to amend the Company's Articles of Incorporation to change the name of the Company from Intercell International Corporation to NewMarket China, Inc.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD") The NASDAQ symbol for the Common Stock is "NMCH" The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          2005 Fiscal Year                   High                  Low

March 31, 2005                               0.02                   0.02
June 30, 2005                                0.01                   0.01
September 30, 2005                           0.01                   0.01
December 31, 2005                            0.01                   0.01

          2006 Fiscal Year

March 31, 2006                               0.07                   0.03
June 30, 2006                                0.12                   0.04
September 30, 2006                           0.15                   0.05
December 31, 2006                            0.31                   0.06

         As of December 31, 2006, there were approximately 625 stockholders of record of the Company's Common Stock. Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its common stock as of that date.

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


Recent Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sale of securities without registration during the three month period ended December 31, 2006:

  o In October 2006, the Company issued 2 million shares of common stock and 250,000 shares of Series A Convertible Preferred stock to NewMarket Technology pursuant to the Agreement and Plan of Reorganization.

  o In November 2006, the Company issued a total of 94,936 shares of common stock to various individuals pursuant to the exercise of warrants.
  o In December 2006, the Company issued a total of 12,174 shares of common stock to various individuals pursuant to the exercise of warrants.


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

         In October 2006, the Company executed an Agreement and Plan of Reorganization ("the Agreement") with NewMarket China, Inc. ("NewMarket China" or "the Company"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"). The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

         As a result of the Agreement and subsequent reorganization, the Company has revenue of $29,509,968 and $0 for the years ended December 31, 2006 and 2005, respectively. Cost of sales was $28,237,125 and $0 years ended December 31, 2006 and 2005, respectively. The gross margin was $1,272,843 and $0 for the years ended December 31, 2006 and 2005, respectively. Gross margin as a percentage of sales was 4.3% for the year ended December 31, 2006.

General and Administrative Expenses

         General and Administrative expenses were $714,678 in the year ended December 31, 2006 compared to $88,719 for the year ended December 31, 2005. The increase is primarily attributable the execution of the Agreement and subsequent reorganization by the Company.

Other Income/Expense

         During the year ended December 31, 2006, the Company recorded other income of $91,592 compared to $150 for the year ended December 31, 2005. The increase was attributable to the aforementioned reorganization and the recording of a $35,718 gain on the cancellation of a $35,000 note payable. The Company had other expenses of $19,137 for the year ended December 31, 2006 compared to $11,781 for the year ended December 31, 2005.

         Interest income during the year ended December 31, 2006 was $20,076 compared to $553 during the year ended December 31, 2005. Interest expense during the year ended December 31, 2006 was $80,645 compared to $551 during the year ended December 31, 2005. This was attributable to the aforementioned reorganization by the Company.

Net Income (Loss)

         The Company  recognized  net income of  $244,929  during the year ended
December 31, 2006 compared to a net loss of $101,108 during the year ended December 31, 2005. This was attributable to the aforementioned reorganization by the Company. The Company recognized comprehensive net income, which takes into account the effect of foreign currency translation adjustments, of $130,715 during the year ended December 31, 2006.

Liquidity and Capital Resources

         During the year ended December 31, 2006, the Company's cash and cash equivalents increased by $299,609. Cash provided by continuing operations was $426,666. The Company used cash in investing activities of continuing operations of $1,508 from the purchase of office equipment. The Company used $35,354 in financing activities of continuing operations, due in part to the repayment of short and long term debt, offset by the sale of its Series A Preferred Stock. Additionally, the Company acquired $56,772 of cash through the reorganization, offset by an adjustment of $146,967 as a result of foreign currency translation.

         To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of debt, or sell shares of Vyta Corp common stock held as an investment by the Company. At December 31, 2006, the Company owned 23,245 shares of Vyta Corp. common stock with a market value of approximately $9,530 based upon the closing bid price of $0.41 per share (of which 7,500 shares with a market value of $3,075 are subject to warrant agreements). Although at the present time the Company has revolving loan agreements with several financial institutions, the Company cannot provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

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

Valuation of Long-Lived Assets

         The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2006.

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

Litigation

         The Company is involved in certain legal  proceedings,  as described in
Note 10 to the consolidated financial statements included in this report.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Transitional Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-KSB in alerting them, on a timely basis, to material information relating to the Company required to be included in the Company's periodic SEC filings and to ensure that information required to be disclosed in the Company's periodic SEC filings is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         There was no change to the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2006 that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8(T)  CONTROLS AND PROCEDURES

        Not applicable at this time.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS


Executive Officers and Directors

         The executive officers and directors of the Company are as follows:


         Name and Age                       Position                            Period
         ------------                       --------                            ------

John T. Verges (38)                   President & Chief Executive         October 18, 2006 to present


Philip J. Rauch (45)                  Chief Financial Officer             October 18, 2006 to present
                                      Director
Philip Verges (42)                    Director                            October 18, 2006 to present
Bruce Noller (50)                     Director                            October 18, 2006 to present
Charles E. Bauer, Ph.D. (53)          Director
Kristi J. Kampmann (34)               Chief Financial Officer             November 22, 1996 to present
                                      Secretary                           July 1999 to October 18, 2006

R. Mark Richards (56)                 President & Chief Executive         March 16, 2005 to October 18,
                                      Officer                             2006

                                                                          February 2000 to February 15,
                                      Director                            2007
Mallory Smith (57)                    Director                            February 2000 to February 15,
                                                                          2007

         The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office. John Verges, the Company's President and Chief Executive Officer, is the brother of Philip Verges, a Director of the Company.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Financial Expert

         Bruce Noller currently serves as the Company's Board of Directors designated Financial Expert, as defined by the SEC.

Biographical Information on Officers and Directors and Significant Employees

     John T. Verges. On October 18, 2006, Mr. Verges was appointed the Chief Executive Officer and President of the Company. Mr. Verges holds a Bachelor of Science in Management Information Systems from the University of Texas at Dallas where he graduated Summa Cum Laude. In addition, he later earned a Masters of Business Administration in Finance from the University of Texas at Dallas, graduating with high honors. Mr. Verges served on active duty in the United States Navy for five years as a Naval Officer and Aviator. After completing his active duty commitment, Mr. Verges remained on reserve status for ten additional years and worked in the private sector with several large and small emerging technology firms.

     Philip J. Rauch.  On October 18, 2006,  Mr. Rauch was  appointed  the Chief
Financial  Officer  and a  Director  of the  Company.  Mr.  Rauch  is the  Chief
Financial Officer and a Director of NewMarket Technology, Inc., a majority stockholder of the Company. Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting. From February 2004 to February 2006, Mr. Rauch served as the Chief Operating and Financial Officer of Defense Technology Systems, Inc. Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller. From 1993 to 1997, Mr. Rauch was Vice President and Chief Financial Officer of Columbus Construction. From 1989 to 1993, he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., an engineering and construction company. Mr. Rauch has further earned a certificate in Construction Management from the Institute of Design and Construction in New York. He is currently a member of the American Management Association.

     Philip Verges. On October 18, 2006, Mr. Verges was appointed to the Board of Directors of the Company. Mr. Philip Verges is the Chief Executive Officer and Chairman of NewMarket Technology, Inc. Mr. Verges is a 1988 graduate of the United States Military Academy. His studies at West Point centered on national security. Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices. Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded NewMarket Technology in 1997. Mr. Philip Verges is the brother of Mr. John Verges, the Chief Executive Officer of the Company.

     Bruce Noller. On October 18, 2006, Mr. Bruce Noller was appointed to the Board of Directors of the Company. Mr. Noller is also a Director of NewMarket Technology, Inc. Prior to becoming part of NewMarket Technology senior management, Mr. Noller was the President of Noller & Associates, Inc., Mr. Noller brings to the Board over 25 years of Financial, Operational and Marketing experience. Before he founded his own firm in 1994, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries including healthcare, distribution, manufacturing, retail, banking, insurance, mining and telecommunications. With an approach that emphasizes implementation with measurable results, Mr. Noller's current firm focuses on improving existing financial and management systems. Mr. Noller has International management consulting experience in Singapore, Malaysia, China, Canada, Latin America and Europe.

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

     R. Mark Richards. Mr. Richards has served as the President and Chief Executive Officer of the Company from March 16, 2005 to October 18, 2006. Mr. Richards served as a director of the Company from February 2000 through February 15, 2007. From October 21, 2003 to January 30, 2004, Mr. Richards served as the President and Chief Executive Officer, Pro Tem. Mr. Richards graduated in 1973 from Colorado School of Mines, in Golden, Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various management positions, including Director - Business Development and is currently employed at the Rocky Flats Environmental Technology Site, where he has served in various capacities, including Program Manager.

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

     Mallory Smith, CPA. Mr. Smith served as a director of the Company from February 2000 through February 15, 2007. He is currently self-employed as a Certified Public Accountant with six employees. He has a client base of approximately 450 tax clients, 100 monthly small business clients, and 25 business-consulting clients. Mr. Smith graduated from Queens College, New York with a B.S. Major Accounting, Mathematics. He has been a member of the Small Business Finance Company Board since 1983, and served on various other boards over the years.

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


ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO") and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2006, 2005 and 2004 (the "Named Executive Officers"):


                                            Annual Compensation                       Long Term Compensation
                                                                            Awards                  Payouts
                                                                                    Securities
   Name & Principal     Year    Salary     Bonus      Other Annual    Restricted    Underlying      LTIP         All Other
       Position                  ($)        ($)       Compensation   Stock Awards   Options (#)    Payouts     Compensation
                                                          ($)             ($)                        ($)            ($)
John T. Verges          2006  $20,000       $-0-          $-0-            -0-           -0-          -0-            -0-
President & CEO (1)
R. Mark Richards        2006  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
President & CEO (2)     2005  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
Paul H. Metzinger,      2006  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
President & CEO (3)     2005  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
                        2004  $ -0-         $-0-          $-0-            -0-           500,000      -0-            -0-
Charles E. Brunetti(4)  2006  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
                        2005  $ -0-         $-0-          $-0-            -0-           -0-          -0-            -0-
                        2004  $122,100      $50,000       $-0-            -0-          1,000,000     -0-            -0-

1 John T. Verges was appointed President and Chief Executive Officer on October 18, 2006.
2 R. Mark Richards was appointed President and Chief Executive Officer in March 2005 and served until October 2006.
3 Paul Metzinger was appointed President and Chief Executive Officer on May 28, 1997. He resigned both positions effective October 20, 2003. On September 30, 2004, Mr. Metzinger was re-appointed as the President and Chief Executive Officer and served until March 2005.
4 Charles E. Brunetti served as the Chief Executive Officer of the Company from January 30, 2004 until his resignation on September 29, 2004. He also served as the Chief Executive Officer and President of Brunetti DEC until his resignation on September 29, 2004. His employment agreement was with Brunetti DEC and he was compensated under such contract.

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

                             Option/SAR Grants Table

No options were granted during the fiscal years ended December 31, 2006 and 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No options were exercised during the fiscal years ended December 31, 2006 and 2005.


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
                        Exercise    Realized ($)    Exercisable/        Exercisable/
             Name          (#)                      Unexercisable      Unexercisable

Charles E. Bauer            0            0            255,000/0          $51,000/0
R. Mark Richards            0            0            500,000/0          $100,000/0
Mallory Smith               0            0            250,000/0          $50,000/0


1 The average of the closing bid and ask price of the Common Stock on December 31, 2006 ($0.20) was used to calculate the option value.

Director Compensation

The following table sets forth the compensation, if any, paid by the Company to those directors who served on the Company's Board of Directors, during the year ended December 31, 2006.


                                                 Director's Compensation

                       Fees Earned                                        Non-Equity       Nonqualified
                        or Paid in                                      Incentive Plan       Deferred         All Other
Name                       Cash        Stock Awards   Options Awards     Compensation      Compensation      Compensation
Charles E. Bauer          $0.00           $0.00            $0.00            $0.00              $0.00            $0.00
R. Mark Richards          $0.00           $0.00            $0.00            $0.00              $0.00            $0.00
Mallory Smith             $0.00           $0.00            $0.00            $0.00              $0.00            $0.00

         Non-employee directors of the Company have in the past and will in the future receive $1,500 for their attendance at each regular or special meeting of the board of directors. In addition, the board of directors intends to grant non-employee directors options to purchase shares of Common Stock on a case-by-case basis in the future. The basis for determining the number of options to award future non-employee directors of the Company will be based on a variety of factors including the following: experience of the director in the industries the Company currently competes; previous management experience; the size of the entity the director is currently or was formerly associated with; and the overall value the current Board of Directors believes that non-employee directors will provide to the Company.

Employment Agreements

         The Company does not have any employment agreements in place with its officers at this time.

Compensation Pursuant to Plans

         Stock Option Plans. During the fiscal year ended December 31, 2006, the Company did not grant any options under is stock option plan. During the fiscal year ended December 31, 2006, the Company options to purchase 66,800 shares of the common stock expired. As of December 31, 2006, 4,839,550 options are exercisable.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

         The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of December 31, 2006, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

  Name and Address of Beneficial Owner    Number of Shares           % of
                                                                 Outstanding (5)
Paul H. Metzinger
370 17th Street, Suite 3640                  3,131,434 1              6.0%
Denver, CO 80202

Cheri L. Metzinger
3236 Jellison Street                         3,131,434 1              6.0%
Wheat Ridge, CO  80033

Charles E. Bauer, Director                     485,000 2              0.92%
31312 Island Drive
Evergreen, CO  80439

NewMarket Technology, Inc.                  17,566,060 3             33.16%
14860 Montfort Drive, Suite 210
Dallas, TX  75254

All officers and directors as a group          485,000 4              0.92%
(5 persons)

1 Includes 2,631,434 shares of common stock owned indirectly and beneficially by Mr. Metzinger through his wife's trust, and options consisting of 500,000 shares exercisable at $0.12 expiring in September 2014, held directly and beneficially by Mr. Metzinger. Mr. Metzinger's and his wife's stock ownership are not duplicated in this computation.
2 Includes 200,000 shares of common stock owned directly and beneficially, options for 5,000 shares of common stock exercisable at $7.50 per share, expiring in September 2007, options for 250,000 shares of common stock exercisable at $0.41 per share, expiring in January 2014 and warrants for 30,000 shares of common stock exercisable at $0.10 per share, expiring in October 2008. 3 Includes 250,000 shares of the Company's Series A Preferred Stock. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. At December 31, 2006, these shares would be convertible into 15,566,060 common shares.
4 Messrs. John Verges, Philip Verges, Philip Rauch and Bruce Noller, officers and directors of the Company do not own any common stock, options or warrants exercisable into the common stock of the Company on December 31, 2006.
5 Based on 25,943,433 shares of common stock issued and outstanding on December 31, 2006 and assuming the exercise of all 4,839,550 presently exercisable options, the exercise of 6,620,000 outstanding warrants and the conversion of the 250,000 shares of Series A Preferred Stock, there would be 52,969,043 shares outstanding. Mr. Metzinger's and Mrs. Metzinger's stock ownership are not duplicated in this computation.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 2006, NewMarket China, Inc. ("NewMarket China"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NMKT"), executed an Agreement and Plan of Reorganization ("the Agreement") with the Company. The Agreement provided for all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NMKT to be exchanged for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

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


     Exhibit No.  Description

         23         Agreement for Purchase of Ownership  Interest,  dated
                    October 20, 2003,  by and between  Brunetti  DEC, LLC
                    and the Company.
         4.16       Certificate of Designation of Series A Convertible Preferred
                    Stock
         10.11      1995 Compensatory Stock Option Plan.
         10.22      Employment Agreement, dated June 1, 2002, between Paul H.
                    Metzinger and the Company.
         10.34      Employment Agreement, dated October 1, 2003, between Kristi
                    J. Kampmann and the Company.
         10.44      Code of Ethics
         10.55      Agreement and Plan or Reorganization between Intercell Inter
                    -national Corp., NewMarket China, Inc. and NewMarket Tech-
                    nology, Inc., dated August 7, 2006.
         10.66      Stock Purchase Agreement between Intercell International
                    Corp. and NewMarket Technology, Inc. dated August 21, 2006.
         21*        List of Subsidiaries of Intercell International Corporation
         23*        Consents of Independent Registered Public Accounting Firms
         31*        Certifications pursuant to Section 302 of the Sarbanes-
                    Oxley Act
         32*        Certifications pursuant to Section 906 of the Sarbanes-Oxley
                    Act

         *Filed herewith.

1. Incorporated by reference to the Company's current Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
2. Form 10-KSB for the fiscal year ended September 30, 2002.
3. Current Report on Form 8-K, dated October 20, 2003.
4. Form 10-KSB for the fiscal year ended September 30, 2003.
5. Current Report on Form 8-K, dated August 11, 2006.
6. Current Report on Form 8-K, dated August 24, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry O'Donnell, CPA, former auditor for NewMarket China, Inc. (the Company), was dismissed as auditor on April 20, 2007. Pollard-Kelley Auditing Services, Inc. were engaged as auditors for Company on October 2, 2006. The change resulted as a part of the acquisition of NewMarket China, Inc. by the Company.

The change of accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

The aggregate fees billed by Larry O'Donnell, CPA, PC and Pollard-Kelley Auditing Services, Inc., the Company's independent registered public accounting firms, for professional services in the years ended December 31, 2006 are as follows. The aggregate fees billed by GHP Horwath, PC (the Company's prior auditors) and Larry O'Donnell, CPA, PC during the year ended December 31, 2005 are as follows:

                  Services Rendered               2006                2005
                                                  ----                ----
         Audit Fees                               $31,810            $9,150
         Audit Related Fees                             0                 0
         All Other Fees                                 0                 0


The engagement of the auditors was approved by the Company's Board of Directors prior to the start of the audit for the fiscal year ended December 31, 2006.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2006 and 2005

         (With Report of Independent Registered Public Accounting Firm)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                      Page

Report of Independent Registered Public Accounting Firm
         - Pollard-Kelley Auditing Services, Inc.                      F-3

Consolidated Balance Sheet - December 31, 2006                         F-4

Consolidated Statements of Operations and Comprehensive Loss -
      Years ended December 31, 2006 and 2005                           F-5

Consolidated Statements of Changes in Stockholders' Equity
         (Deficit) - Years ended December 31, 2006 and 2005            F-6

Consolidated Statements of Cash Flows - Years ended
         December 31, 2006 and 2005                                    F-8

Notes to Consolidated Financial Statements                             F-9

POLLARD-KELLEY AUDITING SERVICES, INC..........................................
AUDITING SERVICES                                       4500 Rockside, Suite 450
                                                          Independence, OH 44131
                                                                    330-836-2558




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NewMarket China, Inc.


We have audited the accompanying balance sheets of NewMarket China, Inc., as of December 31, 2006, and the related statements of income, changes in stockholders' equity, and cash flows for the year in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the year in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


                                      /s/ Pollard-Kelley Auditing Services, Inc.

                                      Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
May 11, 2007


                      NewMarket China, Inc.
                    Consolidated Balance Sheet
                           December 31,

                              ASSETS                                     2006
                                                                   ------------------
CURRENT ASSETS
Cash and cash equivalents                                                $ 1,168,344
Restricted cash
Accounts receivable                                                        1,868,337
Inventory                                                                    846,328
Supplier advances                                                            429,092
Assets of discontinued operations                                              9,377
Other current assets                                                           6,455
                                                                   ------------------
Total current assets                                                       4,327,933
                                                                   ------------------

PROPERTY AND EQUIPMENT, NET                                                  396,089
OTHER ASSETS:
Investment securities                                                              -
                                                                   ------------------

Total assets                                                             $ 4,724,022
                                                                   ==================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                                           $ 702,057
Short-term borrowing                                                       1,266,939
Accrued expenses and other liabilities                                       217,541
Liabilities of discontinued operations                                       308,683
                                                                   ------------------
Total current liabilities                                                  2,495,220
                                                                   ------------------

Liabilities subject to compromise                                                  -
                                                                   ------------------

Total liabilities                                                          2,495,220
                                                                   ------------------

Minority interest in subsidiaries                                            578,798

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $.001 par value; 100,000,000 shares authorized;
25,943,433 shares issued and outstanding                                      25,943
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A and 0 shares issued and outstanding                      250
Additional paid-in capital                                                 1,452,321
Accumulated comprehensive income (loss)                                     (144,860)
Accumulated deficit                                                          316,350
                                                                   ------------------
Total stockholders' equity (deficit)                                       1,650,004
                                                                   ------------------

Total liabilities and stockholders' equity (deficit)                     $ 4,724,022
                                                                   ==================

See accompanying notes to consolidated financial statements.


                  NewMarket China, Inc.
          Consolidated Statement of Operations
                Years ended December 31,

                                                               2006          2005
                                                          -----------------------------
REVENUE                                                     $ 29,509,968           $ -

COST OF SALES                                                 28,237,125             -
                                                          -----------------------------

Gross Margin                                                   1,272,843             -

OPERATING EXPENSES
Selling, general and administrative expenses                     714,678        88,719
Depreciation and amortization                                     28,414           760
                                                          -----------------------------
Total expenses                                                   743,092        89,479
                                                          -----------------------------

Income (loss) from operations                                    529,751       (89,479)
                                                          -----------------------------

OTHER INCOME (EXPENSE)
Interest income                                                   20,076           553
Interest expense                                                 (80,645)         (551)
Other income                                                      91,592           150
Other expense                                                    (19,137)      (11,781)
                                                          -----------------------------
Total other income (expense)                                      11,886       (11,629)
                                                          -----------------------------

Net income before income tax (credit) and
minority interest                                                541,637      (101,108)
Foreign income tax (credit)                                      (51,700)
Minority interest in consolidated subsidiary                    (245,008)
                                                          -----------------------------

Net income                                                       244,929      (101,108)
Other comprehensive income (loss)
Foreign currency translation gain (loss)                        (114,214)
                                                          -----------------------------

Comprehensive income (loss)                                    $ 130,715    $ (101,108)
                                                          =============================

Income (loss) per weighted-average common share-basic             $ 0.01       $ (0.00)
                                                          =============================
Income (loss) per weighted-average common share-diluted                        $ (0.00)
                                                          =============================

Number of weighted average common shares o/s-basic            24,180,479    23,836,323
Number of weighted average common shares o/s-diluted                        23,836,323

See accompanying notes to consolidated financial statements.


                                      NewMarket China, Inc.
                         Consolidated Statement of Stockholders' Equity

                                                                      Additional      Accumulated                         Total
                       Number of Shares         Par Value of Stock      Paid-In      Comprehensive    Accumulated     Stockholders'
                   -------------------------------------------------
                    Preferred     Common      Preferred     Common      Capital         Income          Deficit          Equity
                   -----------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE,
  December 31, 2004           -    23,836,323    $ -      $ 23,836    $ 38,723,059      $ 53,528     $ (39,020,325)   $ (219,902)
Contribution of
  officer services                                                          20,775                                        20,775
Other comprehensive
  income (loss)                                                                          (34,636)                        (34,636)
Net loss                                                                                                  (101,105)     (101,105)
                       -------------------------------------------------------------------------------------------------------------
BALANCE, December
  31, 2005                    -    23,836,323      -        23,836      38,743,834        18,892       (39,121,430)     (334,868)
Contribution of
  officer services                                                           6,000                                         6,000
Sale of convertible
  preferred stock
  for cash                250,000                 250                      249,750                                       250,000
Issuance of shares
  for purchase of
  subsidiary                        2,000,000                2,000                                                         2,000
Issuance of shares
  due to warrant
  exercise                            107,110                  107                                                           107
Other comprehensive
  income (loss)                                                                         (114,214)                       (114,214)
Net income                                                                                                 244,929       244,929
Adjustments due to
  reorganization                                                       (37,547,263)      (49,538)       39,192,851     1,596,050
                       -------------------------------------------------------------------------------------------------------------
ENDING BALANCE,
  December 31, 2006       250,000  25,943,433     250     $ 25,943     $ 1,452,321    $ (144,860)        $ 316,350   $ 1,650,004
                       =============================================================================================================

See accompanying notes to consolidated financial statements.


                   NewMarket China, Inc.
            Consolidated Statement of Cash Flows
                  Years ended December 31,

                                                                  2006           2005
                                                             -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                 $ 244,929      $ (101,108)
Adjustments to  reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation                                                         48,129             760
Forgiveness of debt                                                 (35,718)
Unrealized gain in derivative instruments                                              (150)
Loss from discontinued operations                                                    11,781
Contribution of services by officer/stockholder                                      20,775
Minority interest in subsidiaries earnings                          245,008
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                       (1,133,927)
(Increase) decrease in deposits and other assets                    347,261
(Increase) decrease in inventory                                    289,461
Increase (decrease) in accounts payable                             320,582          15,930
Increase (decrease) in accrued expenses                             100,941           6,635
                                                             -------------------------------
Net cash provided by operating activities                           426,666         (45,377)
                                                             -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash                                                          15,000
Purchase of property and equipment                                   (1,508)
                                                             -------------------------------
Net cash used by investing activities                                (1,508)         15,000
                                                             -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings                                   (37,354)
Payments on long-term debt                                         (248,000)
Proceeds from sale of convertible preferred stock                   250,000
                                                             -------------------------------
Net cash used by financing activities                               (35,354)              -
                                                             -------------------------------

Cash acquired from reorganization                                    56,772
Effect of exchange rates on cash                                   (146,967)
                                                             -------------------------------

Net increase (decrease) in cash and equivalents                     299,609         (30,377)
                                                             -------------------------------

CASH, beginning of period                                           868,735          75,667

CASH, end of period                                             $ 1,168,344        $ 45,290
                                                             ===============================

See accompanying notes to consolidated financial statements.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005


1. BASIS OF PRESENTATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
-------------------------------------------------------------------------
POLICIES:
--------

BASIS OF PRESENTATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of NewMarket China, Inc. (formerly known as Intercell International Corporation), a Nevada corporation (the Company), and its wholly-owned subsidiary Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company and its Chinese wholly-owned foreign entity, Clipper Technology, Inc. ("Clipper"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

INVENTORY

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method.


AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of 18,244 shares of common stock of Vyta Corp ("Vyta") (Note 5). These securities are carried at fair value ($7,480 at December 31, 2006) based upon quoted market prices. Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive loss, included as a separate item in stockholders' equity (deficit). The Company reported an increase in the unrealized loss on available for sale securities of $12,436 in 2006 and an increase in unrealized loss on available for sale securities of $34,636 in 2005. Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets, which range from five to seven years.

REVENUE RECOGNITION

The Company engages in the business of consulting, development, implementation, and maintenance of technology systems which include both software and peripherals for computing, communication, and data exchanges related to general business application as well as the specialty fields of medical, security, military and homeland defense applications. Revenue is recognized at the time of product shipment, delivery, or installation, depending on when title passes, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.

FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES)

The principal operations of the Company are located in The People's Republic of China. The Company bills in RMB, the local currency, and if the Company payment is denominated in a foreign currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with SFAS 52.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

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

STOCK-BASED COMPENSATION

Beginning October 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R") "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the years ended December 31, 2006 and 2005, and all options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The Company has a stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at October 1, 2006 and December 31, 2006, are fully-vested and exercisable. A summary of outstanding balances at October 1, 2006 and December 31, 2006 is as follows:

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

                                      Weighted    Weighted
                                       average     average   Aggregate
                                      exercise   remaining   intrinsic
                             Options    price       life       value
                             -------  ---------  ----------  ----------
     Outstanding at
       October 1, 2006 and
       December 31, 2006    4,839,550   $ 0.56    3.4 years     $ 0

INCOME (LOSS) PER SHARE

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation at December 31, 2006 and 2005, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic loss per share.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending December 31, 2007. As the Company has no un-vested options outstanding, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2007. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on January 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

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

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

2   REORGANIZATION:
------------------

In October 2006, the Intercell executed an Agreement and Plan of Reorganization ("the Agreement") with NewMarket China, Inc. ("NewMarket China" or "the Company"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"). The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock from Intercell for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

As a result of this reorganization, the Company's stockholders' equity (deficit) has been adjusted to reflect the effect of this transaction.

3  DISCONTINUED OPERATIONS:
--------------------------

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

At December 31, 2006, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

  Cash                                          $     9,377
                                                -----------
    Total assets
        (all current)                           $     9,377
                                                ===========


  Accounts payable                              $   179,473
  Related party payable                              25,035
  Line of credit                                     10,735
  Accrued payroll                                    93,440
                                                -----------
    Total liabilities
        (all current) (1)                       $   308,683
                                                ===========

                        (1) Liabilities above do not include payables to NewMarket China, Inc. of approximately $384,358 at December 31, 2006.

Brunetti reported no revenues or income during the year ended December 31, 2006. Revenues attributable to Brunetti operations for the year ended December 31, 2006 and 2005 reported in discontinued operations, were $0 and $0.00, respectively Operations related to Brunetti resulted in a net loss during the year ended December 31, 2006 and 2005

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

of $0 and $11,781, respectively. Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN VYTA CORP. AND RELATED TRANSACTIONS:
----------------------------------------------------

As of December 31, 2006, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp.

At December 31, 2006, the Company owns 15,744 shares of Vyta common stock, of which 7,500 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains
(losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At December 31, 2006, 15,744 shares of Vyta were available for sale and had a fair market value of $6,455. The Company reported an increase in the unrealized loss on available for sale securities of $12,436 during the year ended December 31, 2006. The Company did not sell any available for sale securities during the year ended December 31, 2006.

Warrants to Purchase Vyta Corp Common Stock

During the year ended September 30, 2003, the Company sold 5,000 restricted shares of Vyta common stock and granted two warrants to purchase up to 15,000 shares of Vyta common stock held by the Company, to a third party for $50,000 cash. Each warrant grants the third party the right to purchase up to 7,500 shares of Vyta common stock held by the Company, at an exercise price of $10.00 per share. The closing bid price of the Vyta common stock at the date of the grant was $13.80 per share. The warrants are exercisable immediately; one warrant expired in October 2004, and one warrant expires in October 2007. The warrants contain cashless exercise provisions at the option of the holder. At the date of the transaction, the warrants were valued at $32,000. The carrying value of the Vyta shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $18,000. These warrants are considered derivative financial instruments and were therefore recorded in the balance sheet at fair value.

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. During the fiscal year ended December 31, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $150 was recognized during the fiscal year ended December 31, 2005, 2005. At December 31, 2006, the remaining warrant had not been exercised.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

5  NOTES PAYABLE AND CREDIT FACILITIES:
--------------------------------------

NOTES PAYABLE, RELATED PARTIES

In December 2004, NanoPierce loaned the Company $35,000 in return for an unsecured, 7% promissory note, due in December 2005. The funds were utilized to purchase a six-month certificate of deposit in order to obtain a letter of credit, discussed below. During the fiscal year ended December 31, 2006, Vyta agreed to cancel the outstanding debt. A gain of $35,000 was recorded in connection with the dismissal.

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

REVOLVING LINES OF CREDIT

As of December 31, 2006, the Company had four revolving lines of credit with two different financial institutions:

                                          Annual                      Amount
                               Credit    Interest      Due         Outstanding
        Institution             Line       Rate        Date        at 12/31/06
------------------------- -------------- ---------- ------------ -------------

Ningbo Commercial Bank     $   441,550       6.14%      2/21/07   $   337,662
Ningbo Commercial Bank          97,403       6.14%       4/1/07        97,403
Ningbo Commercial Bank         580,169       6.14%      9/25/07       580,169
China Everbright Bank          428,570       6.14%      3/27/07       251,705

------------------------- -------------- ---------- ------------ -------------
          Total:           $ 1,547,692                            $ 1,266,939
                          ==============                         =============



6   STOCKHOLDERS' EQUITY:

PREFERRED STOCK

During the year ended December 31, 2006, the Company issued 250 shares of its Series A Preferred Stock in exchange for $250,000 (Note 2). The funds were put into escrow, with an unrelated third party escrow agent, with the express purpose to be used to negotiate and purchase the outstanding debt of not only the Company, but also its subsidiary, Brunetti. At December 31, 2006, approximately $58,617 worth the debt of Brunetti had been purchased.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend. The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

COMMON STOCK

Year Ended 2006

In October 2006, in connection with the purchase of NewMarket China, and subsequent reorganization, the Company issued 2,000,000 shares of its restricted common stock to NewMarket Technology (Note 2).

In November 2006, warrants to purchase 180,000 shares of common stock were exercised (cashless exercise election) in exchange for 94,936 shares of common stock.

In December 2006, warrants to purchase 45,000 shares of common stock were exercised (cashless exercise election) in exchange for 12,174 shares of common stock.

Year Ended 2005

The Company did not issue any shares of its common stock during the year ended December 31, 2005.

CAPITAL TRANSACTIONS

2006 Transactions

During the year ended December 31, 2006, an officer of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $9,000, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

2005 Transactions

During the year ended December 31, 2005, officers of the Company agreed to provide services to the Company without compensation for these services. These services were estimated to be valued at $20,775, which was recorded as expense. The Company has accounted for these contributed services as a capital transaction, which resulted in an increase in additional paid-in capital.

STOCK OPTIONS

The Company has established a Compensatory Stock Option Plan (the "1995 Plan" or the "Option Plan") and has reserved 10,000,000 shares of common stock for issuance under the Option Plan. Incentive stock

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

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

A summary of the status of the Option Plan is as follows:


                                                        December 31,
                                            2006                            2005
                               --------------------------------------------------------------
                                                  Weighted                        Weighted
                                                  Average                         Average
                                               Exercise Price                  Exercise Price
                                   Shares      --------------       Shares     --------------
Outstanding at beginning of
  Year                              4,906,350  $                 4,971,350          $ 1.43
Granted                                     -           -                -               -
Cancelled                             (66,800)      10.00        ( 65,000)           10.00
Exercised                                   -           -                -               -
                                 ------------    --------        ---------          ------
Outstanding at end of year          4,839,550  $     1.26        4,906,350          $ 1.26
                                    =========                    =========

Options exercisable at end of
  Year                              4,839,550  $     1.26        4,907,350          $ 1.26

The following table summarizes information about stock options outstanding as of December 31, 2006:


              Options Outstanding                         Options Exercisable

                                             Weighted
Range of                       Remaining     Average
Exercise       Number of      Contractual    Exercise     Number of    Exercise
Prices          Options          Life          Price       Options       Price
-------         -------          ----         -------      -------       -----
$0.40-0.99      4,750,000       7.0 years    $ 0.43       4,750,000     $ 0.43
1.00-10.00         88,500       0.7            6.78          88,500       6.78
15.00-30.00         1,050       0.3           30.00           1,050      30.00
                ---------                                 ---------
                4,839,550       3.4 years    $ 0.56       4,839,550     $ 0.56
                =========                                 =========

2006 Transactions

During the year ended December 31, 2006, options to purchase up to 66,800 shares of common stock expired.

2005 Transactions

During the year ended December 31, 2005, options to purchase up to 65,000 shares of common stock expired.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

WARRANTS

At December 31, 2006, the following warrants to purchase common stock were outstanding:

  Number of common shares
    covered by warrants         Exercise Price            Expiration Date

         5,920,000           $     0.10              September- October 2008
           700,000                 0.25                   February  2009
           -------
         6,620,000

During the year ended December 31, 2006, warrants to purchase up to 580,000 shares of common stock expired.

In November and December 2006, warrants to purchase 225,000 shares of common stock were exercise under a cashless exercise provision for 107,110 shares of common stock. The warrants had an exercise price of $0.10 per share.


9  INCOME TAXES:
---------------

The Company did not incur income tax expense for the years ended December 31, 2006 and 2005. Income tax expense differed from amounts computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following:
                                                       Years Ended
                                                        December 31,
                                                      2006             2005
                                                      ----             ----

Expected income tax benefit                          $    0     $(    34,377)
State income taxes                                        0      (     4,040)
Change in valuation allowance                          _____          38,417
                                                    --------      ----------
                                                    $      -    $          -
                                                    ========      ==========

As of December 31, 2005, the Company has net operating loss carry forwards of approximately $3,400,231, which expire between 2006 and 2026. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company is currently examining the effects of the reorganization on the net operating loss carry forwards (See Note 2).

10  COMMITMENTS AND CONTINGENCIES:
---------------------------------

Office Leases

The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254. The Company moved to

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
             (Formerly Known as Intercell International Corporation)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2006 and 2005

these offices during the fall of 2006. NewMarket Technology, the majority stockholder of the Company, leases the space.

     CLPTEC's offices are located at 2f No. 123 Qinjiang Road, Shanghai, 200233, Peoples Republic of China. The offices are leased from Gaozhi Science and Technology Development, Ltd., a strategic partner, on a month-to-month basis. The current monthly rent is approximately $910.

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


11  SUBSEQUENT EVENTS:
---------------------

In January 2007, as part of the reorganization and acquisition of Intercell, on January 31, 2007, Intercell changed its name to NewMarket China, Inc. (the "Company") and changed its trading symbol to "NMCH". Additionally, the Company changed its fiscal year end from September 30th to December 31st.

In February 2007, warrants to purchase 200,000 shares of common stock were exercised (cashless exercise election) in exchange for the issuance of 100,000 shares of common stock.

In February 2007, the Company issued 50,000 shares of its Series B Convertible Preferred Stock in exchange for debt owed to a third party. The shares have a par value of $0.001 per share and a purchase price of $10.00 per share and do not bear a dividend. The shares are convertible into 38,153,923 shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMARKET CHINA, INC.,
                                            (A Nevada  Corporation)

Date:  May 9, 2007                          By /s/John Verges
                                               --------------
                                               John Verges, Chief Executive
                                               Officer & President

Date:  May 9, 2007                          By /s/Philip Rauch
                                               ----------------
                                               Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date:  May 9, 2007                          By /s/Bruce Noller
                                               ---------------
                                               Bruce Noller, Director


Date:  May 9, 2007                          By /s/ Philip Verges
                                               -----------------
                                               Philip Verges, Director


Date:  May 9, 2007                         By /s/ Philip J. Rauch
                                               -------------------
                                               Philip J. Rauch, Director