Form 10QSB
period 2007-03-31
NewMarket China, Inc.
filed 2007-05-21
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14306

                              NEWMARKET CHINA, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                          84-0928627
             ------                                          ----------
 (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                      identification  number)

                         14860 Montfort Drive, Suite 210
                                Dallas, TX 75254
                                ----------------
                    (Address of principal executive offices )

         Issuer's telephone number, including area code: (214) 722-3040


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

Yes__             No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 21, 2007 there were 26,107,537 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format                 Yes __   No _X_

PART I - FINANCIAL INFORMATION


Item 1. Unaudited Financial Statements                                   Page
                                                                         ----

         Condensed Consolidated Balance Sheet -March 31, 2007             F-1

         Condensed Consolidated Statements of Operations  and
               Comprehensive Loss- Three months ended
               March 31, 2007 and 2006                                    F-2

         Condensed Consolidated Statement of Changes in Stockholders'
               Deficit -Three months ended March 31, 2007                 F-3

         Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 2007 and 2006                 F-4

         Notes to Condensed Consolidated Financial Statements             F-5

Item 2.  Management's Discussion and Analysis

Item 3. Controls and Procedures

Item 3(A).  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits

         SIGNATURES


                                 NewMarket China, Inc.
                               Consolidated Balance Sheet

                                         ASSETS                               March 31, 2007               December 31, 2006
                                                                             ----------------              -----------------

CURRENT ASSETS
Cash and cash equivalents                                                        $ 456,881                     $ 1,168,344
Accounts receivable                                                              3,209,877                       1,868,337
Inventory                                                                        1,386,041                         846,328
Supplier advances                                                                  851,841                         429,092
Assets of discontinued operations                                                    9,377                           9,377
Other current assets                                                                 6,455                           6,455
                                                                               -----------                     -----------
Total current assets                                                             5,920,472                       4,327,933
                                                                               -----------                     -----------
PROPERTY AND EQUIPMENT, NET                                                        400,628                          396089

Total assets                                                                   $ 6,321,100                     $ 4,724,022
                                                                               ===========                     ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                 $ 605,472                       $ 702,057
Short-term borrowing                                                             1,221,185                       1,266,939
Accrued expenses and other liabilities                                           1,510,077                         217,541
Liabilities of discontinued operations                                             308,683                         308,683
                                                                               -----------                     -----------
Total current liabilities                                                        3,645,417                       2,495,220
                                                                               -----------                     -----------
Total liabilities                                                                3,645,417                       2,495,220
                                                                               -----------                     -----------
Minority interest in subsidiaries                                                  562,908                         578,798

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 100,000,000 shares authorized;
26,107,537 and 23,836,323 shares issued and outstanding                             26,108                          25,943
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A and 0 shares issued and outstanding                            250                             250
Additional paid-in capital                                                       1,452,157                       1,452,321
Accumulated comprehensive income (loss)                                            334,447                        (144,860)
Retained earnings                                                                  299,813                         316,350
Total stockholders' equity (deficit)                                             2,112,775                       1,650,004
                                                                               -----------                     -----------
Total liabilities and stockholders' equity                                     $ 6,321,100                     $ 4,724,022
                                                                               ===========                     ===========
See accompanying notes to consolidated financial statements.


                              NewMarket China, Inc.
                      Consolidated Statement of Operations
                          Three months ended March 31,

                                                                               2007                  2006
                                                                               ----                  ----
REVENUE                                                                    $ 7,079,794                 $ -

COST OF SALES                                                                6,879,374                   -

Gross Margin                                                                   200,420                   -

OPERATING EXPENSES
Selling, general and administrative expenses                                   182,871               9,307
Depreciation and amortization                                                   48,773                   -
                                                                           -----------           ---------
Total expenses                                                                 231,644               9,307
                                                                           -----------           ---------

Income (loss) from operations                                                  (31,224)             (9,307)
                                                                           -----------           ---------

OTHER INCOME (EXPENSE)
Interest income                                                                      8                  43
Interest expense                                                               (16,034)                  -
Other income                                                                    24,409                   -
Other expense                                                                   (1,791)                  -
                                                                           -----------           ---------
Total other income (expense)                                                     6,592                  43
                                                                           -----------           ---------

Net income before income tax (credit) and
minority interest                                                              (24,632)             (9,264)
Foreign income tax                                                              (7,796)
Minority interest in consolidated subsidiary                                    15,890
                                                                           -----------           ---------
Net loss                                                                       (16,538)             (9,264)
Other comprehensive income (loss)
    Gain (loss) on investment security                                                              (2,360)
Foreign currency translation gain (loss)                                       479,307

Comprehensive income (loss)                                                  $ 462,769           $ (11,624)
                                                                            ===========         ===========
Income (loss) per weighted-average common share-basic                           $ 0.02             $ (0.00)
                                                                            ===========         ===========
Income (loss) per weighted-average common share-diluted                         $ 0.01             $ (0.00)
                                                                            ===========         ===========

Number of weighted average common shares o/s-basic                          26,025,485          23,836,323
Number of weighted average common shares o/s-diluted                        31,613,219          23,836,323

See accompanying notes to consolidated financial statements.


                                               NewMarket China, Inc.
                                     Consolidated Statement of Stockholders' Equity

                                                    Par Value of   Additional   Accumulated                   Total
                                Number of Shares        Stock         Paid-In   Comprehensive Accumulated  Stockholders'
                              -------------------------------------
                              Preferred  Common   Preferred Common   Capital       Income       Deficit       Equity
                              ------------------------------------------------------------------------------------------
BEGINNING BALANCE, December
 31, 2004                          -   23,836,323     $-   $23,836  $38,723,059      $53,528 $(39,020,325)    $(219,902)
Contribution of officer
 services                                                                20,775                                  20,775
Other comprehensive income
 (loss)                                                                              (34,636)                   (34,636)
Net loss                                                                                         (101,105)     (101,105)
                              ------------------------------------------------------------------------------------------
BALANCE, December 31, 2005         -   23,836,323      -    23,836   38,743,834       18,892  (39,121,430)     (334,868)
Contribution of officer
 services                                                                 6,000                                   6,000
Sale of convertible preferred
 stock for cash                250,000               250                249,750                                 250,000
Issuance of shares for
 purchase of subsidiary                 2,000,000            2,000                                                2,000
Issuance of shares due to
 warrant exercise                         107,110              107                                                  107
Other comprehensive income
 (loss)                                                                             (114,214)                  (114,214)
Net income                                                                                        244,929       244,929
Adjustments due to
 reorganization                                                     (37,547,263)     (49,538)  39,192,851     1,596,050
                              ------------------------------------------------------------------------------------------
BALANCE, December 31, 2006     250,000 25,943,433    250    25,943    1,452,321     (144,860)     316,350     1,650,004
Issuance of shares due to
 warrant exercise                         164,104              164         (164)                                      0
Other comprehensive income
 (loss)                                                                              479,307                    479,307
Net income (loss)                                                                                 (16,538)      (16,538)
                              ------------------------------------------------------------------------------------------
                               250,000 26,107,537    250    26,108   $1,452,157     $334,447     $299,813    $2,112,775

See accompanying notes to consolidated
 financial statements.

                             NewMarket China, Inc.
                      Consolidated Statement of Cash Flows
                          Three months ended March 31,


                                                                                2007                 2006
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                           $ (16,538)            $ (9,264)
Adjustments to  reconcile net earnings to net cash
 provided (used) by operating activities:
 Depreciation                                                                   48,773                  126
 Income (loss) attributable to minority interest                               (15,890)
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable                                 (1,317,590)
 (Increase) decrease in deposits and other assets                             (362,996)
 (Increase) decrease in inventory                                             (529,121)
 Increase (decrease) in accounts payable                                      (102,610)               3,391
 Increase (decrease) in accrued expenses                                     1,285,448
                                                                            --------------------------------
 Net cash provided by operating activities                                  (1,010,524)              (5,747)
                                                                            --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash
 Purchase of property and equipment                                            (49,293)
                                                                            --------------------------------
Net cash used by investing activities                                          (49,293)                   -
                                                                            --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on short-term borrowings                                             (58,380)
                                                                            --------------------------------
Net cash used by financing activities                                          (58,380)                   -
                                                                            --------------------------------

Effect of exchange rates on cash                                               406,734
                                                                            --------------------------------

Net increase (decrease) in cash and equivalents                               (711,463)              (5,747)
                                                                            --------------------------------

CASH, beginning of period                                                    1,168,344               45,289

CASH, end of period                                                          $ 456,881             $ 39,542
                                                                            =================================
See accompanying notes to consolidated financial statements.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)


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

OTHER ASSETS

Other assets consist of 15,744 shares of common stock of Vyta Corp ("Vyta") (Note 5). These securities are carried at fair value ($6,455 at March 31, 2007) based upon quoted market prices. Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive loss, included as a separate item in stockholders' equity (deficit). Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

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

STOCK-BASED COMPENSATION

Beginning October 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R") "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the three months ended March 31, 2007, and all options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The Company has a stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at March 31, 2007 are fully-vested and exercisable. A summary of the outstanding balance at March 31, 2007 is as follows:

                                        Weighted    Weighted
                                        average     average        Aggregate
                                        exercise    remaining      intrinsic
                          Options       price       life           value
                          -------      ---------    ----------     ----------
Outstanding at
 March 31, 2007          4,839,550      $ 0.56      3.1 years        $ 0

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation at March 31, 2007 and 2006, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic loss per share.

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


2   REORGANIZATION:
-------------------

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

At March 31, 2007, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

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
                                                               ===========

Brunetti reported no revenues or income during the three months ended March 31, 2007. Operations related to Brunetti resulted in a net loss during the year ended December 31, 2006 and 2005 of $0 and $11,781, respectively. Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN VYTA CORP. AND RELATED TRANSACTIONS:
-----------------------------------------------------

As of March 31, 2007, the Company owns approximately 0.07% of the outstanding common stock of Vyta Corp.

At March 31, 2007, the Company owns 15,744 shares of Vyta common stock, of which 7,500 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At March 31, 2007, 15,744 shares of Vyta were available for sale and had a fair market value of $6,455. The Company did not sell any available for sale securities during the three months ended March 31, 2007.

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

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. During the fiscal year ended December 31, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $150 was recognized during the fiscal year ended December 31, 2005, 2005. At March 31, 2007, the remaining warrant had not been exercised.

5.   STOCKHOLDERS' EQUITY:
--------------------------

PREFERRED STOCK

There were no changes in preferred stock during the three months ended March 31, 2007.

COMMON STOCK

In February 2007, warrants to purchase 332,255 shares of common stock were exercised (cashless exercise election) in exchange for 164,104 shares of common stock.

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

The following table summarizes information about stock options outstanding as of March 31, 2007:

                           Options Outstanding                                                      Options Exercisable
                           -------------------                                                      --------------------


Range of Exercise Prices                        Remaining Contractual     Weighted Average
                          Number of Options            Life              Exercise Price        Number of Options     Exercise Price
                                    -------            ----                       -----                  -------              ------
$0.40-0.99                4,750,000                  7.0 years               $ 0.43              4,750,000              $ 0.43
1.00-10.00                   88,500                  0.7                       6.78                 88,500                6.78
15.00-30.00                   1,050                  0.3                      30.00                  1,050               30.00
                              -----                                                                  -----
                          4,839,550                  3.1 years               $ 0.56              4,839,550              $ 0.56
                          =========                                                              =========

WARRANTS

At March 31, 2007, the following warrants to purchase common stock were outstanding:

Number of common shares covered
       by warrants                   Exercise Price          Expiration Date
       -----------                   --------------          ---------------

         5,587,734                  $     0.10           September- October 2008
           700,000                        0.25                February  2009
         ---------
         6,287,734
         =========


In February 2007, warrants to purchase 332,266 shares of common stock were exercise under a cashless exercise provision for 164,104 shares of common stock. The warrants had an exercise price of $0.10 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

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


Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB for the fiscal year ended 2006. There have been no material changes to our critical accounting policies as of March 31, 2007.

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

     Revenue for the three months ended March 31, 2007 was $7,079,793. Cost of sales was $6,879,374 resulting in a gross margin of $200,420 which represented 2.8% of sales. The Company had no operations during the three months ended March 31, 2006.

     General and administrative expenses during the three months ended March 31, 2007 were $182,871, compared to $9,307 for the three months ended March 31, 2006. The increase of $172,564 is primarily attributable to the aforementioned reorganization of the Company.

     During the three months ended March 31, 2007, the Company recognized a net loss of $16,538 compared to a net loss of $9,624 during the three months ended March 31, 2006. The Company has no ongoing operations during the three months ended March 31, 2006. Comprehensive income for the three months ended March 31, 2007 was $469,769 compared to a comprehensive loss of $11,624 for three months ended March 31, 2006. Comprehensive income includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

     The Company's cash balance at March 31, 2007 decreased $711,463 from $1,168,344 as of December 31, 2006, to $456,881. The decrease was the result of a combination of cash used for repayment of loans totaling $58,380, investing activities totaling $49,293 and cash used in operating activities of $1,010,524, offset by the effect of exchange rates on cash of $406,734. Operating activities for the quarter ended March 31, 2007 exclusive of changes in operating assets and liabilities provided $16,345, as well as an increase in accrued expenses and other liabilities of $1,285,448, offset by an increase in accounts receivable and a decrease in accounts payable of $2,312,317.

     As of March 31, 2007, the Company owns approximately 0.06% of the outstanding common stock of Vyta Corp ("Vyta"). At March 31, 2007, the Company owns 23,244 shares of Vyta common stock, of which 7,500 shares are subject to warrant agreements, described below. The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity.

     At March 31, 2007, the Company owns 15,744 shares of Vyta Corp common stock that are tradable, and based upon the closing bid price of $0.41 per share, the market value of the Vyta common shares at March 31, 2007, was $6,455.

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

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At March 31, 2007, the fair value of the derivative was estimated to be $0.


ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 3(A). CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2007:

o In February 2007, warrants to purchase 332,266 shares of common stock were exercise under a cashless exercise provision for 164,104 shares of common stock. The warrants had an exercise price of $0.10 per share.

Each of the above issuances were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits
(a) Exhibits. The following is a complete list of exhibits field as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act

         Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act

         Exhibit 32.1 Certification of Principal Executive Officer
                           pursuant to Section 906 of the Sarbanes-Oxley Act

         Exhibit 32.2 Certification of Principal Financial Officer
                           pursuant to Section 906 of the Sarbanes-Oxley Act

         (b) Reports on Form 8-K. During the three-month period ended March 31, 2007, the Company filed the following Current Reports on Form 8-K:

                  Current Report on Form 8-K filed on March 9, 2007, which included disclosure under Item 5 related to the resignation of R. Mark Richards and Mallory Smith as members of the Company's Board of Directors, incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NEWMARKET CHINA, INC.
                                                     (Registrant)

Date:    May 21, 2007                       /s/ John Verges
                                            ---------------------
                                                John Verges,
                                                Chief Executive Officer


                                            /s/  Philip Rauch
                                            ----------------------
                                                 Philip J. Rauch,
                                                 Chief Financial Officer