Form 10QSB
period 2007-06-30
NewMarket China, Inc.
filed 2007-08-15
CIK 745655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2007

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

                         14860 Montfort Drive, Suite 210
                                Dallas, TX 75254
                    (Address of principal executive offices )

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

As of August 15, 2007 there were 26,218,948 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format

Yes [_]   No [X]

Item 1. Unaudited Financial Statements                                    Page
                                                                         -------

          Report of Independent Registered Public Accounting Firm          F-1

          Condensed Consolidated Balance Sheet - June 30, 2007             F-2

         Condensed Consolidated Statements of Operations -
                   Three and Six Months Ended June 30, 2007 and 2006       F-3

          Condensed Consolidated Statements of Cash Flows -
                    Six Months ended June 30, 2007 and 2006                F-4

          Notes to Condensed Consolidated Financial Statements             F-5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          1

Item 3. Controls and Procedures                                             2

Item 3(A). Controls and Procedures                                          3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable                                  3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         3

Item 3. Defaults Upon Senior Securities - Not Applicable                    3

Item 4. Submission of Matters to a Vote of Security Holders                 3

Item 5. Other Information - Not Applicable                                  3

Item 6. Exhibits                                                            4

         SIGNATURES                                                         5


               NewMarket China, Inc.
             Consolidated Balance Sheet

                       ASSETS                        June 30, 2007   December 31, 2006
                                                     --------------  -----------------
CURRENT ASSETS
Cash and cash equivalents                             $   1,125,155    $    1,168,344
Accounts receivable                                       3,921,640         1,868,337
Inventory                                                 1,384,501           846,328
Supplier advances                                         1,274,225           429,092
Assets of discontinued operations                             9,377             9,377
Other current assets                                          6,455             6,455
                                                     --------------  -----------------
Total current assets                                      7,721,353         4,327,933
                                                     --------------  -----------------

PROPERTY AND EQUIPMENT, NET                                 376,467           396,089

Total assets                                          $   8,097,820    $    4,724,022
                                                     ==============  =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                      $   1,259,426    $      702,057
Short-term borrowing                                      1,741,690         1,266,939
Accrued expenses and other liabilities                    1,620,080           217,541
Liabilities of discontinued operations                      308,683           308,683
                                                     --------------  -----------------
Total current liabilities                                 4,929,879         2,495,220
                                                     --------------  -----------------

Total liabilities                                         4,929,879         2,495,220
                                                     --------------  -----------------

Minority interest in subsidiaries                           578,798           578,798

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 100,000,000 shares
 authorized;
26,203,371 and 25,943,433 shares issued and
 outstanding                                                 26,203            25,943
Preferred stock; $.001 par value; 20,000,000 shares
 authorized;
250,000 shares Series A and 0 shares issued and
 outstanding                                                    250               250
Additional paid-in capital                                1,452,061         1,452,321
Accumulated comprehensive income (loss)                     816,156          (144,860)
Retained earnings                                           294,473           316,350
                                                     --------------  -----------------
Total stockholders' equity                                2,589,143         1,650,004
                                                     --------------  -----------------

Total liabilities and stockholders' equity            $   8,097,820    $    4,724,022
                                                     ==============  =================

See accompanying notes to consolidated financial statements.


            NewMarket China, Inc.
    Consolidated Statement of Operations
     Three and Six months ended June 30,

                                                 Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                                    2007           2006         2007            2006
                                             ------------ --------------------------- ---------------
REVENUE                                      $10,190,040    $         -  $17,269,834     $         -

COST OF SALES                                  9,909,296              -   16,788,670               -
                                             ------------ --------------------------- ---------------

Gross Margin                                     280,744              -      481,164               -

OPERATING EXPENSES
Selling, general and administrative expenses     231,589         30,268      414,460          39,600
Depreciation and amortization                      8,493              -       57,266               -
                                             ------------ --------------------------- ---------------
Total expenses                                   240,082         30,268      471,726          39,600
                                             ------------ --------------------------- ---------------

Income (loss) from operations                     40,662        (30,268)       9,438         (39,600)
                                             ------------ --------------------------- ---------------

OTHER INCOME (EXPENSE)
Interest income                                        -            231            8             274
Interest expense                                 (21,575)             -      (37,609)              -
Other income                                      22,670              -       47,079               -
Other expense                                     (3,689)             -       (5,480)              -
                                             ------------ --------------------------- ---------------
Total other income (expense)                      (2,594)           231        3,998             274
                                             ------------ --------------------------- ---------------

Net income before income tax (credit) and
minority interest                                 38,068        (30,037)      13,436         (39,326)
Foreign income tax                               (27,518)                    (35,314)
Minority interest in consolidated subsidiary     (15,890)                          -
                                             ------------ --------------------------- ---------------

Net income (loss)                                 (5,340)       (30,037)     (21,878)        (39,326)
Other comprehensive income (loss)
    Gain (loss) on investment security                           (3,306)                      (5,668)
Foreign currency translation gain (loss)         481,709                     961,016
                                             ------------ --------------------------- ---------------

Comprehensive income                         $   476,369    $   (33,343) $   939,138     $   (44,994)
                                             ============ =========================== ===============

Loss per weighted-average common share-basic $      0.02    $     (0.00) $      0.04     $     (0.00)
                                             ============ =========================== ===============
Loss per weighted-average common share-
 diluted                                     $      0.02    $     (0.00) $      0.03     $     (0.00)
                                             ============ =========================== ===============

Number of weighted average common shares o/s-
 basic                                        26,146,960     23,836,323   26,086,558      23,836,323
Number of weighted average common shares o/s-
 diluted                                      31,613,219     23,836,323   31,613,219      23,836,323

See accompanying notes to consolidated
 financial statements.

      NewMarket China, Inc.
  Consolidated Statement of Stockholders'
                   Equity

                                                                             Additional     Accumulated      Retained        Total
                                     Number of Shares   Par Value of Stock    Paid-In      Comprehensive    Earnings/  Stockholders'
                                   -------------------- ------------------
                                   Preferred   Common   Preferred  Common     Capital      Income/(Loss)     (Accum.        Equity
                                                                                                             Deficit)
                                   --------- ---------- --------- -------- -------------- --------------- -------------- -----------
BEGINNING BALANCE, December 31,
 2004                                      - 23,836,323  $      -  $23,836 $  38,723,059  $       53,528  $ (39,020,325) $ (219,902)
Contribution of officer services                                                  20,775                                     20,775
Other comprehensive income (loss)                                                                (34,636)                   (34,636)
Net loss                                                                                                       (101,105)   (101,105)
                                   --------- ---------- --------- -------- -------------- --------------- -------------- -----------
BALANCE, December 31, 2005                 - 23,836,323         -   23,836    38,743,834          18,892    (39,121,430)   (334,868)
Contribution of officer services                                                   6,000                                      6,000
Sale of convertible preferred
 stock for cash                      250,000                  250                249,750                                    250,000
Issuance of shares for purchase of
 subsidiary                                   2,000,000              2,000                                                    2,000
Issuance of shares due to warrant
 exercise                                       107,110                107                                                      107
Other comprehensive income (loss)                                                               (114,214)                  (114,214)
Net income                                                                                                      244,929     244,929
Adjustments due to reorganization                                            (37,547,263)        (49,538)    39,192,851   1,596,050
                                   --------- ---------- --------- -------- -------------- --------------- -------------- -----------
BALANCE, December 31, 2006           250,000 25,943,433       250   25,943     1,452,321        (144,860)       316,350   1,650,004
Issuance of shares due to warrant
 exercise                                       259,938                260          (260)                                         -
Other comprehensive income (loss)                                                                961,016                    961,016
Net loss                                                                                                        (21,878)    (21,878)
                                   --------- ---------- --------- -------- -------------- --------------- -------------- -----------
ENDING BALANCE, June 30, 2007        250,000 26,203,371       250   26,203 $   1,452,061  $      816,156  $     294,472  $2,589,143

See accompanying notes to consolidated
 financial statements.

      Consolidated Statement of Cash Flows
           Six months ended June 30,

                                                          2007           2006
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $    (21,878)  $    (39,326)
Adjustments to reconcile net earnings to net
 cash
provided (used) by operating activities:
Depreciation                                            57,266            232
Loss on sale of property, plant & equipment                  -            158
Contribution of services by officer                          -          3,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable          (1,981,575)             -
(Increase) decrease in deposits and other assets      (763,311)             -
(Increase) decrease in inventory                      (510,301)             -
Increase (decrease) in accounts payable                534,709              -
Increase (decrease) in accrued expenses and
 other payables                                      1,500,650          5,090
                                                 -------------- --------------
Net cash used by operating activities               (1,184,440)       (30,846)
                                                 -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment                             840            750
                                                 -------------- --------------
Net cash provided by investing activities                  840            750
                                                 -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash                                  -         20,000
Short-term borrowings                                  316,750
                                                 -------------- --------------
Net cash provided by financing activities              316,750         20,000
                                                 -------------- --------------

Effect of exchange rates on cash                       823,661
                                                 -------------- --------------

Net increase (decrease) in cash and equivalents        (43,189)       (10,096)
                                                 -------------- --------------

CASH, beginning of period                            1,168,344         45,289

CASH, end of period                               $  1,125,155   $     35,193
                                                 ============== ==============

See accompanying notes to consolidated financial statements.

                     NEWMARKET CHINA, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)


1. BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------------------------

PRESENTATION OF INTERIM INFORMATION

The accompanying consolidated financial statements include the accounts of NewMarket China, Inc. (formerly known as Intercell International Corporation or "Intercell"), a Nevada corporation (the "Company"), and its wholly-owned subsidiary Brunetti DEC, LLC, ("Brunetti") a Colorado limited liability company and its Chinese wholly-owned foreign entity, Clipper Technology, Inc. ("CLPTEC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

OTHER ASSETS

Available for sale securities consist of 15,744 shares of common stock of Vyta Corp ("Vyta") (Note 5). These securities are carried at fair value ($6,455 at June 30, 2007) based upon quoted market prices. Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive loss, included as a separate item in stockholders' equity (deficit). Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

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

STOCK-BASED COMPENSATION

Beginning October 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R") "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the three months ended June 30, 2007, and all options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The Company has a stock option plans which permit the grant of shares to attract, retain and motivate employees, directors and consultants. Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors. All options outstanding at June 30, 2007 are fully-vested and exercisable. A summary of the outstanding balance at June 30, 2007 is as follows:

                                          Weighted    Weighted
                                          average     average      Aggregate
                                          exercise    remaining    intrinsic
                               Options    price       life         value
                               -------    ---------   ----------   ----------
     Outstanding at
       June 30, 2007          4,839,550    $ 0.56     2.8 years    $  0

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and warrants are not considered in the calculation at June 30, 2007 and 2006, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic loss per share.

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


2   REORGANIZATION:
-   ---------------

In October 2006, Intercell executed an Agreement and Plan of Reorganization ("the Agreement") with NewMarket China, Inc. ("NewMarket China" or "the Company"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"). The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.

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

As a result of this reorganization, the Company's stockholders' equity (deficit) has been adjusted to reflect the effect of this transaction.

3  DISCONTINUED OPERATIONS:
-  ------------------------

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

At June 30, 2007, the carrying values of Brunetti's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

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
                                                               ===========

Brunetti reported no revenues or income during the six months ended June 30, 2007. Operations related to Brunetti resulted in a net loss during the year ended December 31, 2006 and 2005 of $0 and $11,781, respectively. Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN VYTA CORP. AND RELATED TRANSACTIONS:
-  --------------------------------------------------

At June 30, 2007, the Company owns 15,744 shares or approximately 0.06% of the common stock of Vyta Corp., of which 7,500 shares are subject to a warrant agreement, described below. Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss). At June 30, 2007, 15,744 shares of Vyta were available for sale and had a fair market value of $6,455. The Company did not sell any available for sale securities during the six months ended June 30, 2007.

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

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. During the fiscal year ended December 31, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0. An unrealized gain of $150 was recognized during the fiscal year ended December 31, 2006. At June 30, 2007, the remaining warrant had not been exercised.

5.   STOCKHOLDERS' EQUITY:
--   ---------------------

PREFERRED STOCK

There were no changes in preferred stock during the three months ended June 30, 2007.

COMMON STOCK

In April 2007, warrants to purchase 75,000 shares of common stock were exercised (cashless exercise election) in exchange for 37,500 shares of common stock.

In June 2007, warrants to purchase 100,000 shares of common stock were exercised (cashless exercise election) in exchange for 58,334 shares of common stock


STOCK OPTIONS

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

The following table summarizes information about stock options outstanding as of June 30, 2007:

            Options Outstanding                         Options Exercisable
-------------------------------------------- ------------------------------------------
  Range of                     Remaining       Weighted
   Exercise     Number of     Contractual       Average      Number of   Exercise Price
    Prices        Options         Life          Exercise       Options
                                                  Price
-------------------------------------------- ------------------------------------------
  $0.40-0.99    4,750,000      6.7 years         $0.43       4,750,000       $0.43
  1.00-10.00      88,500          0.4             6.78         88,500         6.78
 15.00-30.00      1,050           0.1            30.00         1,050         30.00
              --------------                               --------------
                4,839,550      2.8 years         $0.56       4,839,550       $0.56
              ==============                               ==============

WARRANTS

At June 30, 2007, the following warrants to purchase common stock were outstanding:

  Number of common     Exercise Price
  shares covered by                               Expiration Date
       warrants
--------------------- ----------------- -----------------------------------

      5,491,900         $     0.10        September- October 2008
       700,000                0.25             February 2009
---------------------
      6,191,900
=====================


In April 2007, warrants to purchase 75,000 shares of common stock were exercised (cashless exercise election) in exchange for 37,500 shares of common stock.

In June 2007, warrants to purchase 100,000 shares of common stock were exercised (cashless exercise election) in exchange for 58,334 shares of common stock

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB for the fiscal year ended 2006. There have been no material changes to our critical accounting policies as of June 30, 2007.

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

     In October 2006, the Company executed an Agreement and Plan of Reorganization ("the Agreement") with NewMarket China, Inc. ("NewMarket China" or "the Company"), a wholly-owned subsidiary of NewMarket Technology, Inc. ("NewMarket Technology"). The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

     Revenue for the three months ended June 30, 2007 was $10,190,040. Cost of sales was $9,909,296 resulting in a gross margin of $280,744 which represented 2.8% of sales. The Company had no ongoing operations during the three months ended June 30, 2006.

     General and administrative expenses during the three months ended June 30, 2007 were $231,589, compared to $30,268 for the three months ended June 30, 2006. The increase of $201,321 is primarily attributable to the aforementioned reorganization of the Company.

     During the three months ended June 30, 2007, the Company recognized a net loss of $5,340 compared to a net loss of $30,037 during the three months ended June 30, 2006. The Company had no ongoing operations during the three months ended June 30, 2006. Comprehensive income for the three months ended June 30, 2007 was $476,369 compared to a comprehensive loss of $33,343 for three months ended June 30, 2006. Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

     Revenue for the six months ended June 30, 2007 was $17,269,834. Cost of sales was $16,788,670 resulting in a gross margin of $481,164 which represented 2.8% of sales. The Company had no ongoing operations during the six months ended June 30, 2006.

     General and administrative expenses during the six months ended June 30, 2007 were $414,460, compared to $39,600 for the six months ended June 30, 2006. The increase of $374,860 is primarily attributable to the aforementioned reorganization of the Company.

     During the six months ended June 30, 2007, the Company recognized a net loss of $21,878 compared to a net loss of $39,326 during the six months ended June 30, 2006. The Company had no ongoing operations during the six months ended June 30, 2006. Comprehensive income for the six months ended June 30, 2007 was $939,138 compared to a comprehensive loss of $44,994 for six months ended June 30, 2006. Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

     The Company's cash balance at June 30, 2007 decreased $43,189 from $1,168,344 as of December 31, 2006, to $1,125,155. The decrease was the result of cash used in operating activities of $1,184,440, offset by cash provided by investing activities of $840, cash provided by financing activities of $316,750, and the effect of exchange rates on cash of $823,661. Operating activities for the quarter ended June 30, 2007 exclusive of changes in operating assets and liabilities provided $35,388, as well as an increase in accounts payable, accrued expenses and other liabilities of $2,035,359, offset by an increase in accounts receivable and other assets of $3,255,187.

     As of June 30, 2007, the Company owns 23,244 shares or approximately 0.06% of the outstanding common stock of Vyta Corp ("Vyta"), of which 7,500 shares are subject to warrant agreements, described below. The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders' equity. At June 30, 2007, 15,744 shares of Vyta Corp common stock are tradable, and based upon the closing price of $0.41 per share, the market value of the Vyta common shares at June 30, 2007, was $6,455.

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

     The warrants are considered derivative financial instruments and are therefore recorded in the balance sheet at fair value. Changes in the fair value of the warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company. At June 30, 2007, the fair value of the derivative was estimated to be $0.


Item 3.  Controls and Procedures

a.   Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, June 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2007:

o In April 2007, warrants to purchase 75,000 shares of common stock were exercise under a cashless exercise provision for 37,500 shares of common stock. The warrants had an exercise price of $0.10 per share.

o In June 2007, warrants to purchase 100,000 shares of common stock were exercise under a cashless exercise provision for 58,334 shares of common stock. The warrants had an exercise price of $0.10 per share.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2 Certification of Principal Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act


     (b) Reports on Form 8-K. During the three-month period ended June 30, 2007, the Company filed the following Current Reports on Form 8-K:

          Current Report on Form 8-K filed on April 23, 2007, which included disclosure under Item 4 related to the dismissal of Larry O'Donnell, CPA as the Company's auditor and the appointment of Pollard-Kelley Audit Services, Inc. as the Company's auditor. This change was approved by the Company's Board of Directors.

          Current Report on Form 8-K filed on April 23, 2007, which included disclosure under Item 4 related to the conclusion of the Company's Board of Directors and management that certain financial statements previously filed on November 16, 2006 on Form 8-K12g3 could not be relied upon and that the document would be amended with restated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NEWMARKET CHINA, INC.
                                                     (Registrant)

Date:    August 15, 2007                    /s/ John Verges
                                            ------------------------------------
                                                     John Verges,
                                                     Chief Executive Officer


                                            /s/  Philip Rauch
                                            ---------------------------
                                                     Philip J. Rauch,
                                                     Chief Financial Officer