Form 10QSB
period 2007-09-30
NewMarket China, Inc.
filed 2007-11-13
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

NEWMARKET CHINA, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-0928627
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

14860 Montfort Drive, Suite 210
Dallas, TX 75254
(Address of principal executive offices )

Issuer’s telephone number, including area code:  (214) 722-3040

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_	No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__	No _X_

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  November 12, 2007 there were 26,218,948 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format	Yes __	No _X_

PART I – FINANCIAL INFORMATION

NewMarket China, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$747,304	$1,168,344
Accounts receivable	4,693,447	1,868,337
Inventory	1,435,840	846,328
Supplier advances	755,030	429,092
Assets of discontinued operations	9,377	9,377
Other current assets	6,455	6,455
Total current assets	7,647,453	4,327,933

PROPERTY AND EQUIPMENT, NET	383,370	396,089

Total assets	$8,030,823	$4,724,022

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,864,483	$702,057
Short-term borrowing	381,524	1,266,939
Accrued expenses and other liabilities	2,223,826	217,541
Advances from affiliate	334,124	-
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	5,112,640	2,495,220

Long-term debt	126,730	-

Total liabilities	5,239,370	2,495,220

Minority interest in subsidiaries	613,388	578,798

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 100,000,000 shares authorized;
26,218,948 and 25,943,433 shares issued and outstanding	26,219	25,943
at September 30, 2007 and December 31, 2006, respectively
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A and 0 shares issued and outstanding	250	250
at September 30, 2007 and December 31, 2006, respectively
Additional paid-in capital	1,452,045	1,452,321
Accumulated comprehensive income (loss)	347,190	(144,860)
Retained earnings	352,361	316,350
Total stockholders' equity	2,178,065	1,650,004

Total liabilities and stockholders' equity	$8,030,823	$4,724,022

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Operations
Three and Nine months September 30,

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE	$10,651,864	$-	$27,921,698	$-

COST OF SALES	10,125,811	-	26,914,481	-

Gross Margin	526,053	-	1,007,217	-

OPERATING EXPENSES
Selling, general and administrative expenses	380,819	1,970	795,279	41,570
Depreciation and amortization	7,338	-	64,604	-
Total expenses	388,157	1,970	859,883	41,570

Income (loss) from operations	137,896	(1,970)	147,334	(41,570)

OTHER INCOME (EXPENSE)
Interest income	-	(5)	8	269
Interest expense	(13,452)	-	(51,061)	-
Gain on extinguishment of debt	-	35,718	-	35,718
Other income	(19,361)	-	27,718	-
Other expense	(1,289)	-	(6,769)	-
Total other income (expense)	(34,102)	35,713	(30,104)	35,987

Net income before income tax (credit) and
minority interest	103,794	33,743	117,230	(5,583)
Foreign income tax	(11,316)	-	(46,630)	-
Minority interest in consolidated subsidiary	(34,590)	-	(34,590)	-

Net income (loss)	57,888	33,743	36,010	(5,583)
Other comprehensive income (loss)
Gain (loss) on investment security	-	(5,509)	-	(11,177)
Foreign currency translation gain (loss)	(468,966)	-	492,050	-

Comprehensive income (loss)	$(411,078)	$28,234	$528,060	$(16,760)

Income (loss) per weighted-average common share-basic	$0.00	$0.00	$0.00	$(0.00)
Income (loss) per weighted-average common share-diluted	$0.00	$0.00	$0.00	-

Number of weighted average common shares o/s-basic	26,215,223	23,836,323	26,108,558	23,836,323
Number of weighted average common shares o/s-diluted	31,613,219	23,836,323	32,270,458	23,836,323

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Stockholders' Equity

					Additional	Accumulated	Retained	Total
	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Earnings/	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Income/(Loss)	(Accum. Deficit)	Equity
BEGINNING BALANCE, December 31, 2004	-	23,836,323	$-	$23,836	$38,723,059	$53,528	$(39,020,325)	$(219,902)
Contribution of officer services					20,775			20,775
Other comprehensive income (loss)						(34,636)		(34,636)
Net loss							(101,105)	(101,105)
BALANCE, December 31, 2005	-	23,836,323	-	23,836	38,743,834	18,892	(39,121,430)	(334,868)
Contribution of officer services					6,000			6,000
Sale of convertible preferred stock for cash	250,000		250		249,750			250,000
Issuance of shares for purchase of subsidiary		2,000,000		2,000				2,000
Issuance of shares due to warrant exercise		107,110		107				107
Other comprehensive income (loss)						(114,214)		(114,214)
Net income							244,929	244,929
Adjustments due to reorganization					(37,547,263)	(49,538)	39,192,851	1,596,050
BALANCE, December 31, 2006	250,000	25,943,433	250	25,943	1,452,321	(144,860)	316,350	1,650,004
Issuance of shares due to warrant exercise		275,515		276	(276)			-
Other comprehensive income						492,050		492,050
Net income							36,010	36,010
ENDING BALANCE, September 30, 2007	250,000	26,218,948	$250	$26,219	$1,452,045	$347,190	$352,361	$2,178,065

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Nine months ended September 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,010	$(5,583)
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	34,590	-
Depreciation	64,604	232
Loss on sale of property, plant & equipment	-	158
Contribution of services by officer	-	6,000
Gain on disposal of debt		(35,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,496,584)	-
(Increase) decrease in deposits and other assets	(288,076)	-
(Increase) decrease in inventory	(543,696)	-
Increase (decrease) in accounts payable	128,682	(19,983)
Increase (decrease) in accrued expenses and other payables	3,274,826	-
Net cash provided (used) by operating activities	210,356	(54,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	845	750
Net cash provided by investing activities	845	750

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	-	(230,000)
Proceeds from purchase of convertible preferred stock	-	250,000
Payments on short-term borrowings	(917,422)	-
Net cash provided (used) by financing activities	(917,422)	20,000

Effect of exchange rates on cash	285,181	-

Net increase (decrease) in cash and equivalents	(421,040)	(33,426)

CASH, beginning of period	1,168,344	45,289

CASH, end of period	$747,304	$11,863

See accompanying notes to consolidated financial statements.

NEWMARKET CHINA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

1. BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

PRESENTATION OF INTERIM INFORMATION

The accompanying consolidated financial statements include the accounts of NewMarket China, Inc. (formerly known as Intercell International Corporation or “Intercell”), a Nevada corporation (the “Company”), and its wholly-owned subsidiary Brunetti DEC, LLC, (“Brunetti”) a Colorado limited liability company and its Chinese wholly-owned foreign entity, Clipper Technology, Inc. (“CLPTEC”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and lines of credit approximate their carrying amounts due to the short maturities of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

INVENTORY

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

OTHER ASSETS

Available for sale securities consist of 15,744 shares of common stock of Vyta Corp (“Vyta”) (Note 5).  These securities are carried at fair value ($6,140 at September 30, 2007) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive loss, included as a separate item in stockholders’ equity (deficit).  Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

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

FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES)

The principal operations of the Company are located in The  People's Republic of China. The Company bills in RMB, the local currency, and if the Company payment is denominated in a foreign  currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, Foreign Currency Translation.

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

STOCK-BASED COMPENSATION

Beginning October 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R") Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the  fair  value  of  the  award and is recognized as expense on a straight-line basis  over  the  requisite  service  period,  which  is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the three months ended  September 30, 2007, and all options granted prior to the adoption  of  SFAS  123R  and  outstanding  during  the  periods  presented were fully-vested.

The  Company  has a  stock  option  plans which permit the grant of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors.  All options outstanding at September 30, 2007 are fully-vested and exercisable.  A summary of the outstanding balance at September 30, 2007 is as follows:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Options	price	life	value
Outstanding at
September 30, 2007	4,839,550	$ 0.56	2.5 years	$ 0

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.  Stock options and warrants are not considered in the calculation at September 30, 2007 and 2006, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic income (loss) per share.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized gains and losses on the Company’s available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-BasedPayment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending December 31, 2007. As the Company has no un-vested options outstanding, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on January 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.  The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

2   REORGANIZATION:

In October 2006, Intercell executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc. (“NewMarket China” or “the Company”), a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”).  The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of  all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.

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

As a result of this reorganization, the Company’s stockholders’ equity (deficit) has been adjusted to reflect the effect of this transaction.

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

At September 30, 2007, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)(1)	$308,683

Brunetti reported no revenues or income during the nine months ended September 30, 2007.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2006 and 2005 of $0 and $11,781, respectively.  Brunetti did not incur any income taxes during these periods.

4  INVESTMENT IN VYTA CORP. AND RELATED TRANSACTIONS:

At September 30, 2007, the Company owns 15,744 shares or approximately 0.06% of the common stock of Vyta Corp., of which 7,500 shares are subject to a warrant agreement, described below.  Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At September 30, 2007, 15,744 shares of Vyta were available for sale and had a fair market value of $6,140.  The Company did not sell any available for sale securities during the nine months ended September 30, 2007.

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

Changes in the fair value of these warrants (unrealized gains and losses) are recognized currently in earnings (loss) of the Company.  During the fiscal year ended December 31, 2005, the remaining warrant had not been exercised and the fair value of the derivative was estimated to be $0.  An unrealized gain of $150 was recognized during the fiscal year ended December 31, 2006.  At September 30, 2007, the remaining warrant had not been exercised.

5.   STOCKHOLDERS’ EQUITY:

PREFERRED STOCK

There were no changes in preferred stock during the three months ended September 30, 2007.

COMMON STOCK

In July 2007, warrants to purchase 30,000 shares of common stock were exercised (cashless exercise election) in exchange for 15,577 shares of common stock.

STOCK OPTIONS

The Company has established a Compensatory Stock Option Plan (the “1995 Plan” or the “Option Plan”) and has reserved 10,000,000 shares of common stock for issuance under the Option Plan.  Incentive stock  options can be granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options can be granted at not less than 50% of the stock’s fair market value at the date of grant or the date the exercise price of any such option is modified.  Vesting provisions are determined by the board of directors.  All stock options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding as of September 30, 2007:
Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$0.40-0.99	4,750,000	6.7 years	$0.43	4,750,000	$0.43
1.00-10.00	88,500	0.4	6.78	88,500	6.78
15.00-30.00	1,050	0.1	30.00	1,050	30.00
	4,839,550	2.8 years	$0.56	4,839,550	$0.56

WARRANTS

At September 30, 2007, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

5,461,900	$0.10	September- October 2008
700,000	$0.25	February 2009
6,161,900

In July 2007, warrants to purchase 30,000 shares of common stock were exercised (cashless exercise election) in exchange for 15,577 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

Certain statements contained in this Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements.  Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events.  Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB for the fiscal year ended 2006.  There have been no material changes to our critical accounting policies as of September 30, 2007.

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

In October 2006, the Company executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc. (“NewMarket China” or “the Company”), a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”).  The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of  all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

Revenue for the three months ended September 30, 2007 was $10,651,864.  Cost of sales was $10,125,811 resulting in a gross margin of $526,053 which represented 4.9% of sales.  The Company had no ongoing operations during the three months ended  September  30, 2006.

General and administrative expenses during the three months ended September 30, 2007 were $380,819, compared to $1,970 for the three months ended September 30, 2006.  The increase of $378,849 is primarily attributable to the aforementioned reorganization of the Company.

During the three months ended September 30, 2007, the Company recognized  net income of $57,888 compared to net income of $33,743 during the three months ended September 30, 2006.  The Company had no ongoing operations during the three months ended September 30, 2006.  Comprehensive loss for the three months ended September 30, 2007 was $411,078 compared to comprehensive income of $28,234 for three months ended September 30, 2006.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

Revenue for the nine months ended September 30, 2007 was $27,921,698.  Cost of sales was $26,914,481 resulting in a gross margin of $1,007,217 which represented 3.6% of sales.  The Company had no ongoing operations during the nine months ended September 30, 2006.

General and administrative expenses during the nine months ended September 30, 2007 were $795,279, compared to $41,570 for the nine months ended September 30, 2006.  The increase of $753,709 is primarily attributable to the aforementioned reorganization of the Company.

During the nine months ended September 30, 2007, the Company recognized net income of $36,010 compared to a net loss of $5,583 during the nine months ended September 30, 2006.  The Company had no ongoing operations during the nine months ended September 30, 2006.  Comprehensive income for the nine months ended September 30, 2007 was $528,060 compared to a comprehensive loss of $16,670 for nine months ended September 30, 2006.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

The  Company's  cash  balance at  September 30,  2007  decreased  $421,040  from $1,168,344 as of December 31, 2006, to  $747,304.  The decrease was the result of cash provided by operating activities of $210,356, cash provided by investing activities of $845, and the effect of exchange rates on cash of $285,181, offset by cash used in financing activities of $917,422,.  Operating activities for the quarter ended September 30, 2007 exclusive of changes in operating assets and liabilities provided  $135,204,  as well as an increase in  accounts payable, accrued expenses and other liabilities of $3,403,508, offset by  an increase in accounts receivable and other assets of $3,328,356.

As of Septmber 30, 2007, the Company owns 23,244 shares or approximately 0.06% of the outstanding common stock of Vyta Corp (“Vyta”), of which 7,500 shares are subject to warrant agreements, described below.  The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.   At September 30, 2007, 15,744 shares of Vyta Corp common stock are tradable, and based upon the closing price of $0.39 per share, the market value of the Vyta common shares at September 30, 2007, was $6,140.

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

Item 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:
The  management  of the  company has  evaluated  the  effectiveness  of the issuer's  disclosure  controls and procedures as of the end of the period of the report,  September 30, 2007  and  have  concluded that the disclosure controls, internal controls and procedures are adequate and effective  based upon their evaluation as of the evaluation date.

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

Item 3(a). Controls and Procedures

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2007:

•	In July 2007, warrants to purchase 30,000 shares of common stock were exercised (cashless exercise election) in exchange for 15,577 shares of common stock.

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

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K. During the three-month period ended September 30, 2007, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CHINA, INC.
(Registrant)
Date: November 12, 2007	By:	/s/ John Verges
John Verges,
Chief Financial Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer