Form 10KSB
period 2007-12-31
NewMarket China, Inc.
filed 2008-04-01
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to _____.

Commission file number: 0-14306

NEWMARKET CHINA, INC.
(Exact name of registrant as specified in its charter)

INTERCELL INTERNATIONAL CORPORATION
(Former name of registrant)

Nevada	84-0928627
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

14860 Montfort Drive, Suite 210 Dallas, TX 75254
(Address and zip code of principal executive office)

370 17th Street, Suite 3640 Denver, CO 80202
(Former address of principal executive office)

Registrant’s telephone number, including area code: (214) 722-3040
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)	Name of Each Exchange On Which Registered
Common Stock	NASDAQ:BB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_]       No [X]

State issuer's revenues for its most recent fiscal year:  $40,007,006

As of the close of trading on March 31, 2008, there were 26,754,662 common shares outstanding, 24,754,662 of which were held by non-affiliates.  The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on March 28, 2008, was approximately $1,485,280.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [_]                      No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure      Yes [X]                      No [_]

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Business Overview

Intercell International Corporation (“Intercell”) was incorporated under the laws of Nevada in May 2000.  Until October 2003, the Company had no operations.  In October 2003, the Company acquired 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company (“Brunetti”) for a cash contribution.  In January 2004, Intercell acquired the remaining 40% of Brunetti for and additional cash contribution. In October 2004, the operations of Brunetti were discontinued and in March 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

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

As part of the reorganization and acquisition of Intercell, on January 31, 2007, Intercell changed its name to NewMarket China, Inc. (the “Company”) and changed its trading symbol to “NMCH”.  Additionally, the Company changed its fiscal year end from September 30th to December 31st.

As a result of the acquisition of NewMarket China and the change in control of Intercell, the following changes were made to the management of the Company:

-
The Chief Executive Officer of the Company, Mr. Mark Richards, resigned on October 18, 2006.  Mr. John T. Verges was appointed the Chief Executive Officer and President of the Company on October 18, 2006.

-	The Chief Financial Officer of the Company, Ms. Kristi J. Kampmann, resigned on October 18, 2006. Mr. Philip J. Rauch was appointed the Chief Financial Officer on October 18, 2006.

-	Messrs. Philip Verges, Bruce Noller and Philip J. Rauch were appointed Directors of the Company on October 18, 2006.

-	Messrs. Mark Richards and Mallory Smith resigned as Directors of the Company on February 15, 2007.

-	Mr. Paul Danner was appointed a Director of the Company on March 3, 2008.

-	Mr. Bruce Noller resigned as a Director of the Company on March 3, 2008.

Business of NewMarket China

NewMarket China’s headquarters is located in Dallas, Texas but the Company’s primary operations are currently in The People’s Republic of China (“China”). To date, the majority of the Company’s sales have been technology products and services sold within mainland China. The Company has also established pilot sales to U.S. based customers that include:

-	outsourcing of software development in China;
-	exploration of the Chinese marketplace;
-	localization of products and/or services;
-	identification of complimentary products in China;

The Company provides these services through its subsidiaries, partnerships and relationships, as discussed below.

Clipper Technology, Inc. (“CLPTEC”).  CLPTEC is one of the Company’s subsidiaries, and it is a Wholly Owned Foreign Entity (W.O.F.E.) registered in Shanghai, China.  Chinese companies must be registered in the specific market space they intend to operate within. CLPTEC’s corporate charter in China allows it to provide consulting, development, implementation, and maintenance of technology systems which include both software and hardware peripherals for computing, communication, and data exchanges related to general business applications as well as the specialty fields of medical, security, military and homeland defense applications. CLPTEC may also engage in the prototype development of security systems as well as OEM sourcing for production of hardware related to the above business activities.

Clipper Huali Co., LTD (“Clipper Huali”).  Clipper Huali was originally formed as a joint venture between CLPTEC and a consortium of Chinese technology firms called the Huali Group (“Huali”). Joint ventures in China are registered companies and Clipper Huali is registered in the City of Ningbo, China. Ningbo is located just south of Shanghai on the opposite side of the Hangzhou Bay. By virtue of its registration as an independent firm, Clipper Huali is a now a majority-onwed subsidiary of CLPTEC and is owned 51% by CLPTEC and 49% by Huali. Clipper Huali was formed to engage in the distribution and value added reselling of software and hardware products that include both Chinese and well known foreign brands such as Hewlett Packard, Sony and IBM.

Gaozhi Science and Technology Development, LTD. (“Gaozhi”).  CLPTEC has formed a strategic partnership with Gaozhi to develop and distribute high technology products and services. NewMarket China’s primary office in mainland China is co-located within the same building as Gaozhi. Gaozhi is a well established and highly respected firm in China, especially in the City of Shanghai. Gaozhi operates within many high technology market spaces including the manufacture of Mobile Communication Vehicles, Low Energy Intelligent Lighting Products, Satellite Data Communications, Telecommunications Software, and IP Television, just to name a few. By virtue of the opportunities in these market spaces, NewMarket China has partnered with Gaozhi to develop foreign sales for several of Gaozhi’s products and services.

Shanghai Multimedia Industry Association (“SMIA”).  The Company has formed a business development relationship with the SMIA.  The SMIA is a municipal organization operated by the Shanghai City Government. Its mission is to develop the multimedia software industry in the City of Shanghai. The SMIA has formed an association comprised of approximately 148 Shanghai-based multimedia companies. These firms currently operate in China and are working to expand their businesses to include foreign customers in the United States, Western Europe and beyond. The Company has developed contractual working agreements with several of the SMIA member companies, and is jointly working with those companies to develop multimedia software sales in the United States.

Employees

As of December 31, 2007, the Company had approximately 170 employees, of which 160 employees work for Clipper Huali. The Company’s employees are not represented by a labor union or subject to any collective bargaining agreement that may stem from such unions. The Company’s Chinese subsidiaries are subject to Chinese labor laws that give labor a comparatively minor level of group power. The Company believes its relations with its employees are satisfactory and do not present any undue organizational risk.

Risk Factors

An investment in NewMarket China’s common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-KSB, including the consolidated financial statements and notes thereto, when evaluating the Company and its business before deciding to invest in the Company’s common stock. The risks described below are not the only ones facing the Company. Additional risks not presently known to the Company or that may presently be considered immaterial may also harm the Company. If any of the following risks occur, the Company’s business, financial condition and results of operations and the value of the common stock could be materially harmed.

Risks Related to Business

Risks related to business strategy and risks related to the Company’s inability to carry out such strategy.

The Company’s business strategy may be based on wrong assumptions, may be seriously flawed and may even damage its performance, competitive position in the market and its ability to survive in the market place. Even if the Company’s strategy is correct, it may never be able to successfully implement the strategy or to implement it in the desired fashion.

The Company may be exposed to potential risks relating to internal controls over financial reporting and its ability to have the operating effectiveness of internal controls attested to by the Company’s independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. The Company is subject to this requirement commencing with the fiscal year ending December 31, 2007 and a report of Company management is included under Item 8A of this Annual Report on Form 10-KSB. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under the current law, the Company will not be subject to these requirements until the annual report for the fiscal year ending December 31, 2008. The Company can provide no assurance that it will comply with all of the requirements imposed thereby. There can be no assurance that the Company will receive a positive attestation from its independent auditors. In the event the Company identifies significant deficiencies or material weaknesses in internal controls that cannot be remediated in a timely manner or the Company is unable to receive a positive attestation from its independent auditors with respect to internal controls, investors and others may lose confidence in the reliability of the Company’s financial statements.

Risks related to acquisitions.

Part of the Company’s strategy involves acquisitions of other companies and products and technologies. The Company may not be able to complete successfully such acquisitions due to the lack of capital and other factors. Even if such acquisitions can be completed, the Company may not be able to absorb and integrate the acquired operation and assets successfully into its currently operations. The Company may even make acquisitions that ultimately do not enhance its business.

Risks related to financial reports and estimates.

The Company is subject to critical accounting policies and actual results may vary from estimates. The Company follows generally accepted accounting principles in the United States in preparing financial statements. As part of this work, the Company must make many estimates and judgments concerning future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in the financial statements. The Company believes that these estimates and judgments are reasonable, and are made in accordance with accounting policies based on information available at the time. However, actual results could differ from estimates, and this could require the Company to record adjustments to expenses or revenues that could be material to its financial position and results of operations in the future.

The Company may not be able to grow.

For NewMarket China to survive and to succeed, the Company must have consistent growth. However, management may not be able to achieve or manage such growth. The inability to achieve and maintain and manage growth will significantly affect the Company’s survival and market position.

The Company is subject to litigation risks.

From time to time the Company may be subject to legal claims, with and without merit. The Company may be involved in various claims and legal actions arising from the ordinary course of business including those with customers and suppliers and those involving employment matters. The Company believes it is unlikely that these claims will have a material adverse effect on its financial position or results of operations. Regardless of their validity, such claims may divert management attention and have substantial defense expenses or settlement costs. Due to the inherent uncertainty of the litigation process, the Company cannot predict the resolution of any particular claim and its ultimate impact on its business and financial condition.

The Company’s business depends upon retaining key personnel and attracting new employees.

The Company’s success depends to a significant degree upon the continued contributions of senior management and other key personnel. The loss of the services of any of the senior management or other key personnel could adversely affect the Company’s business. The Company may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase operating expenses. The Company does not have any employment contracts in place with any of the current executive officers. The Company currently does not maintain any key person life insurance. To manage its operations effectively, the Company may need to hire and retain additional qualified employees in the areas of sales, technology, engineering, management, accounting and finance. The Company may have difficulty recruiting these employees or integrating them into its business.

Substantially all of the Company’s assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

NewMarket China’s assets are predominantly located inside China. Under the laws governing foreign-invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors of the Company’s Chinese operating companies and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for investors in case of dividend payment and liquidation.

Risks Associated With Doing Business in China

The Company is subject to the risks associated with doing business in the People’s Republic of China.  Because substantially all of the Company’s operations are conducted in China, it is subject to special considerations and significant risks not typically associated with companies operating in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Company results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Among the risks associated with doing business in China are:

•	Economic reform policies or nationalization could result in a total investment loss in the Company’s common stock.
·	The Chinese legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to investors.
•	Enforcement of regulations in China may be inconsistent.
•	The Company may experience lengthy delays in resolution of legal disputes.
•	The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of investor’s investment.
•	If political relations between the United States and China worsen, the Company’s stock price may decrease and the Company may have difficulty accessing domestic capital markets.
•
The legal authorities in China are in the process of evaluating tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise, impacting margins and net income.

•	Fluctuations in the value of the Chinese RMB relative to foreign currencies could affect the Company’s operating results.

Risks Related to the Common Stock

Risks related to penny stocks.

The Company’s common stock is subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. As NewMarket China’s common stock meets the definition of a penny stock, it is subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)).

The Company’s securities are not widely traded.

Accordingly, it may be difficult to sell shares of the common stock quickly without significantly depressing the value of the stock. Unless the Company is successful in developing continued investor interest in its stock, sales of Company stock could continue to result in major fluctuations in the price of the stock.

Future sales of the Company’s equity securities could put downward selling pressure on its securities, and adversely affect the stock price.

Sales of a substantial number of shares of the Company’s common stock in the public market could cause a decrease in the market price of the common stock. At March 31, 2008, the Company had 26,754,662 shares of common stock outstanding. A significant number of those outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”) or are eligible for resale to the public pursuant to Rule 144 of the Securities Act. At March 31, 2008, options to purchase 4,770,000 shares of common stock were outstanding of which all were vested, and warrants to purchase 4,832,734 shares of common stock were outstanding. If a significant portion of these shares were sold in the public market, the market value of the common stock could be adversely affected.

Other risks related to the Company’s common stock:

•	NewMarket China, Inc.’s common stock price has fluctuated significantly since October 2006 and may continue to do so in the future.
•	Shareholder interest in the Company may be substantially diluted as a result of the sale of additional securities to fund the Company's plan of operation.
•
If securities or industry analysts do not publish research reports about the Company’s business, of if they make adverse recommendations regarding an investment in the common stock, the stock price and trading volume may decline.

•	The Company may be the subject of securities class action litigation due to future stock price volatility.
•	The Company does not currently intend to declare dividends on its common stock.

ITEM 2.                      DESCRIPTION OF PROPERTY

Principal Executive Offices

The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.  The Company moved to these offices during the fall of 2006.  NewMarket Technology, the majority stockholder of the Company, leases the space.

CLPTEC’s offices are located at No. 123 Qinjiang Road, Shanghai, 200233, People’s Republic of China.  The offices are leased from Gaozhi, a strategic partner, on a month-to-month basis.  The current monthly rent is approximately $910.

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

Price Range of Common Stock

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “NASD") The NASD symbol for the Common Stock is “NMCH”.  The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below.  The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2006 Fiscal Year	High	Low

First Quarter	0.07	0.03
Second Quarter	0.12	0.04
Third Quarter	0.15	0.05
Fourth Quarter	0.31	0.06

2007 Fiscal Year

First Quarter	0.24	0.16
Second Quarter	0.29	0.12
Third Quarter	0.26	0.12
Fourth Quarter	0.20	0.10

As of December 31, 2007, there were approximately 620 stockholders of record of the Company’s Common Stock.  Based upon information provided to the Company by persons holding securities for the benefit of others, it is estimated that the Company has in excess of 7,500 beneficial owners of its common stock as of that date.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sale of securities without registration during the three month period ended December 31, 2007:

•	In November 2007, the Company issued a total of 535,714 shares of common stock to an individual pursuant to the exercise of warrants.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

On March 16, 2005, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code.  On April 5, 2007, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

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

As a result of the Agreement and subsequent reorganization, the Company has revenue of $40,007,006 and $29,509,968 for the years ended December 31, 2007 and 2006, respectively. Cost of sales was $38,211,067 and $28,237,125 years ended December 31, 2007 and 2006, respectively. The gross margin was $1,795,939 and $1,272,843 for the years ended December 31, 2007 and 2006, respectively. Gross margin as a percentage of sales was 4.5% and 4.3% for the years ended 2007 and 2006 respectively. The increase in revenue and corresponding increase in cost of sales from 2006 to 2007 was attributable to the expansion of the company's sales efforts into the city of Hangzhou, China. Hangzhou is the capital of Zhejiang province with a population of approximately 6.4 million.

General and Administrative Expenses

General and Administrative expenses were $1,085,982 in the year ended December 31, 2007 compared to $714,678 for the year ended December 31, 2006.  The increase is primarily attributable the aforementioned sales expansion efforts.

Other Income/Expense

During the year ended December 31, 2007, the Company recorded other income of $82,799 compared to $91,592 for the year ended December 31, 2006. The Company had other expenses of $8,827 for the year ended December 31, 2007 compared to $19,137 for the year ended December 31, 2006.

Interest income during the year ended December 31, 2007 was $8 compared to $20,076 during the year ended December 31, 2006.  Interest expense during the year ended December 31, 2007 was $57,996 compared to $80,645 during the year ended December 31, 2006.  This was attributable to a decrease in short-term borrowing during the year.

For the year ended December 31, 2007, the Company recorded a gain of $303,631 on the sale of property and equipment attributable to the sale of certain real property and buildings in the city of Ningbo, China.

Net Income

The Company recognized net income of $437,824 during the year ended December 31, 2007 compared to net income of $244,929 during the year ended December 31, 2006. This was attributable to the aforementioned increase in sales. The Company recognized comprehensive net income, which takes into account the effect of foreign currency translation adjustments, of $909,771 during the year ended December 31, 2007 compared to $130,715 the year ended December 31, 2006.

Liquidity and Capital Resources

During the year ended December 31, 2007, the Company’s cash and cash equivalents increased by $320,430.  This increase was a result of cash provided by continuing operations of $840,425, cash provided by investing activities of $851 and the effect of exchange rates on cash of $219,471 offset by cash used in financing activities of $740,317.   Operating activities for the year ended December 31, 2007 exclusive of changes in operating assets and liabilities provided $593,739 in cash, as well as a increase in accounts payable, accrued expenses and other payables of $1,744,542, and a decrease in deposits and other assets of $163,716, offset by an increase in accounts receivable and inventory $1,661,572.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of debt, or sell shares of Vyta Corp common stock held as an investment by the Company.  At December 31, 2007, the Company owned 23,245 shares of Vyta Corp. common stock with a market value of approximately $5,346 based upon the closing bid price of $0.23 per share. Although at the present time the Company has revolving loan agreements with several financial institutions, the Company cannot provide any assurances that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. FAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interest of any wholly-owned businesses acquired in the future.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates these estimates.  The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

-	stock-based compensation
-	valuation of client contracts and relationships and other long-lived assets
-	litigation

Stock-Based Compensation

           SFAS No. 123, “Accounting for Stock Based Compensation”, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which addresses the accounting for share-based payment transactions.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.  SFAS No. 123(R) will be effective for the Company beginning with the first fiscal quarter of the fiscal year ended June 30, 2007.    Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company’s financial position and results of operations in future periods.

Valuation of Long-Lived Assets

           The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends.  The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2007.

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

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 8A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on management’s assessment the Company believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

Changes in Internal Controls

           There was no change to the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2007 that materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B.                    OTHER INFORMATION

None.

PART III

ITEM 9.                       DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The executive officers and directors of the Company as of March 30, 2008 are as follows:

Name and Age	Position	Date of Appointment

John T. Verges (39)	President & Chief Executive Officer	October 18, 2006

Philip J. Rauch (47)	Chief Financial Officer & Director	October 18, 2006

Philip Verges (42)	Director	October 18, 2006

Bruce Noller (51)	Director	October 18, 2006 to March 3, 2008

Paul Danner (50)	Director	March 3, 2008

R. Mark Richards (57)	Director	February 2000 to February 15, 2007.

Mallory Smith (58)	Director	February 2000 to February 15, 2007.

The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office.  John T. Verges, the Company’s President and Chief Executive Officer, is the brother of Philip Verges, a Director of the Company.

Committees of the Board of Directors

     The Company  presently  does not  have an  audit  committee,  compensation  committee, nominating  committee,  an executive committee of its board of directors,  stock plan committee or any other committees.

Financial Expert

Paul Danner currently serves as the Company’s Board of Directors designated Financial Expert, as defined by the SEC.

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

Philip J. Rauch.   On October 18, 2006, Mr. Rauch was appointed the Chief Financial Officer and a Director of the Company.  Mr. Rauch is the Chief Financial Officer and a Director of NewMarket Technology, Inc., a majority stockholder of the Company.  Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting.  From February 2004 to February 2007, Mr. Rauch served as the Chief Operating and Financial Officer of Defense Technology Systems, Inc.  Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller.  From 1993 to 1997, Mr. Rauch was Vice President and Chief Financial Officer of Columbus Construction.  From 1989 to 1993, he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., an engineering and construction company.  Mr. Rauch has further earned a certificate in Construction Management from the Institute of Design and Construction in New York.  He is currently a member of the American Management Association.

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

 Paul Danner. On March 3, 2008, Mr. Danner was appointed to the Board of Directors of the Company.  He is currently the Managing Director, Asian Operations for NewMarket Technology, Inc. Mr. Danner previously served as the Chairman and Chief Executive Officer of Paragon Financial Corp., a financial services firm, from November 2004 to February 2006 and as a Director since June 2002. He held various other positions with that company since June 2002. Mr. Danner is active in the United States Navy Reserve where he currently holds the rank of Captain and serves as the Chief of Staff, Naval Air Systems Command Reserve Program, headquartered at Naval Air Station Patuxent River, MD. From August 2001 to May 2002, Mr. Danner was a director and Chief Executive Officer of Paragon Homefunding, Inc.  Mr. Danner was a founder of that company. From January 1999 to October 2000 Mr. Danner was employed in various roles at MyTurn.com, Inc., including as Chief Executive Officer. From 1997 to 1998, Mr. Danner served as Vice President of Zekko Corp., a technology company and from 1996 to 1997 Mr. Danner was the managing partner of Technology Ventures, a consulting firm. From 1985 to 1998 he held executive-level and sales & marketing positions with a number of technology companies including NEC Technologies and Control Data Corporation. Mr. Danner previously served on active duty with the United States Navy where he flew the F-14 Tomcat.

Bruce Noller. Mr. Bruce Noller served as a director of the Company from October 18, 2006 through March 3, 2008.  Mr. Noller is currently Director of Operations at NewMarket Technology, Inc.  Prior to becoming part of NewMarket Technology senior management, Mr. Noller was the President of Noller & Associates, Inc., Mr.  Noller brings to the Board over 25 years of Financial, Operational and Marketing experience. Before he founded his own firm in 1994, he served as Vice President for Integrated Control Systems, a worldwide management consulting firm. During that time, Mr. Noller proposed and oversaw engagements with a variety of industries including healthcare, distribution, manufacturing, retail, banking, insurance, mining and telecommunications. Mr. Noller has International management consulting experience in Singapore, Malaysia, China, Canada, Latin America and Europe.

R. Mark Richards.  Mr. Richards has served as the President and Chief Executive Officer of the Company from March 16, 2005 to October 18, 2006.  Mr. Richards served as a director of the Company from February 2000 through February 15, 2007.  From October 21, 2003 to January 30, 2004, Mr. Richards served as the President and Chief Executive Officer, Pro Tem. Mr. Richards graduated in 1973 from Colorado School of Mines, in Golden, Colorado, with a Bachelor of Science-Engineering. He also attended the University of Colorado in Boulder and completed a course in Project Management. Mr. Richards worked for the Public Service Company of Colorado for 15 years in various management positions, including Director – Business Development and is currently employed at the Rocky Flats Environmental Technology Site, where he has served in various capacities, including Program Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10%, beneficial owners were complied with.

ITEM 10.                    EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer ("CEO"), the Chief Financial Officer (“CFO”) and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2007 and 2006 (the "Named Executive Officers"):

			Annual Compensation			Long Term Compensation
						Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
John T. Verges President & CEO(1)	2006 2007	$20,000 $100,000	$-0- $-0-	$-0- $-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Philip J. Rauch CFO(2)	2006 2007	$ -0- $50,000	$-0- $-0-	$-0- $-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

1  John T. Verges was appointed President and Chief Executive Officer in October, 2006.
2  Philip J. Rauch was appointed Chief Financial Officer in October 2006.

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

Option/SAR Grants

No options were granted during the fiscal years ended December 31, 2007 and 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year

No options were exercised during the fiscal years ended December 31, 2007 and 2006.

Director Compensation

The following table sets forth the compensation, if any, paid by the Company to those directors who served on the Company’s Board of Directors, during the year ended December 31, 2007.

Director's Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation
Philip Verges	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Bruce Noller	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
R. Mark Richards	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Mallory Smith	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

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

Compensation Pursuant to Plans

Stock Option Plans.  During the fiscal year ended December 31, 2007, the Company did not grant any options under is stock option plan.  As of December 31, 2007, 4,762,500 options were exercisable.

The Company has one stock option plan titled the Intercell International Corporation 1995 Compensatory Stock Option Plan (the “1995 Plan”).  The Company has reserved 10,000,000 shares of common stock for issuance under the 1995 Plan.

Compensation Committee Interlocks And Insider Participation

The Company does not have a compensation committee; all decisions on the compensation of executive officers of the Company are made by the full board of directors.

ITEM 11.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of December 31, 2007, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company’s Directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Number of Shares		% of Outstanding [3]

NewMarket Technology, Inc. 14860 Montfort Drive, Suite 210 Dallas, TX 75254	42,131,993	[1]	59.3%

All officers and directors as a group (4 persons)	0	[2]	0.0%

1 Includes 250,000 shares of the Company’s Series A Preferred Stock.  The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2007.  At December 31, 2007, these shares would be convertible into 40,131,993 common shares.

2 Messrs. John T. Verges, Philip Verges, Philip J. Rauch and Paul Danner, the officers and directors of the Company, do not own any common stock, options or warrants exercisable into the common stock of the Company on December 31, 2007.  This does not include shares of the Company held by NewMarket Technology, Inc., which Messrs.  P. Verges and Rauch are officers of.
3 Based on 26,754,662 shares of common stock issued and outstanding on December 31, 2007 and assuming the exercise of 4,132,734 outstanding warrants and the conversion of the 250,000 shares of Series A Preferred Stock into 40,131,993 shares of common stock, there would be 71,019,389 shares outstanding.

ITEM 12.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2006, NewMarket China, Inc. (“NewMarket China”), at the time a wholly-owned subsidiary of NewMarket Technology, Inc. (“NMKT”), executed an Agreement and Plan of Reorganization (“the Agreement”) with the Company.  The Agreement provided for all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NMKT to be exchanged for  two million (2,000,000) restricted common shares of Intercell.  As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock from the Company for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2007. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

ITEM 13.	EXHIBITS

The following documents are filed as a part of this Report.

(i)   Financial Statements.  See Index to Financial Statements and Schedule on page F-2 of this Report.

(ii)  Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-KSB.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

Exhibit No.	Description

2[2]	Agreement for Purchase of Ownership Interest, dated
October 20, 2003, by and between Brunetti DEC, LLC and the Company.
4.1[5]	Certificate of Designation of Series A Convertible Preferred Stock
10.1[1]	1995 Compensatory Stock Option Plan.
10.4[3]	Code of Ethics
10.5[4]	Agreement and Plan or Reorganization between Intercell International Corp., NewMarket China, Inc. and NewMarket Technology, Inc., dated August 7, 2007.
10.6[5]	Stock Purchase Agreement between Intercell International Corp. and NewMarket Technology, Inc. dated August 21, 2007.
21[6]	List of Subsidiaries of Intercell International Corporation
31*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

   *Filed herewith.

1.	Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
2.	Current Report on Form 8-K, dated October 20, 2003.
3.	Form 10-KSB for the fiscal year ended September 30, 2003.
4.	Current Report on Form 8-K, dated August 11, 2007.
5.	Current Report on Form 8-K, dated August 24, 2007.
6.	Form 10-KSB for the fiscal year ended December 31, 2006.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

              Larry O'Donnell, CPA, formerly auditor for the Company, was dismissed as auditor and Pollard-Kelley Auditing Services, Inc. (“PKASI”) was engaged as auditors  for  Company  on  October 2, 2006.  The change resulted as a part of the acquisition of NewMarket China, Inc. by the Company.  The change of accountants was approved by the Board of  Directors.  No audit committee exists other than the members of the Board of Directors.

The aggregate fees billed by PKASI, the Company’s independent registered public accounting firm, for professional services in the years ended December 31, 2007 and 2006 respectively, are as follows:

Services Rendered	2007	2006

Audit services	$18,000	$17,600
Tax fees	0	0
Total	$18,000	$17,600

Audit Fees: Consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements, reviews of interim consolidated financial statements included in the quarterly reports, services performed in connection with filings with the Securities & Exchange Commission letters and other  services that are normally  provided by PKASI in connection with statutory and regulatory  filings.

Tax Fees: Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

The engagement of the auditors was approved by the Company’s Board of Directors prior to the start of the audit for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CHINA, INC.,
(A Nevada Corporation)

Date: March 31, 2008	By	/s/John T. Verges
John T. Verges, Chief Executive Officer & President

Date: March 31, 2008	By	/s/Philip Rauch
Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Date: March 31, 2008	By	/s/Paul Danner
Paul Danner, Director

Date: March 31, 2008	By	/s/ Philip Verges
Philip Verges, Director

Date: March 31, 2008	By	/s/ Philip J. Rauch
Philip J. Rauch, Director

NEWMARKET CHINA, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007 and 2006

(With Report of Independent Registered Public Accounting Firm)

CONSOLIDATED FINANCIAL STATEMENTS

INTERCELL INTERNATIONAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NewMarket China, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of NewMarket China, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the two years ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewMarket Technology, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
March 30, 2008

NewMarket China, Inc.
Consolidated Balance Sheet
December 31,

ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$1,488,774	$1,168,344
Accounts receivable	3,674,523	1,868,337
Inventory	1,582,734	846,328
Supplier advances	305,723	429,092
Assets of discontinued operations	9,377	9,377
Other current assets	49,804	6,455
Total current assets	7,110,935	4,327,933

PROPERTY AND EQUIPMENT, NET	95,171	396,089
INTANGIBLE ASSETS	3,167	-

Total assets	$7,209,273	$4,724,022

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,057,733	$702,057
Short-term borrowing	584,046	1,266,939
Accrued expenses and other liabilities	365,468	217,541
Advances from affiliate	334,124	-
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,650,054	2,495,220

Long-term debt	-	-

Total liabilities	3,650,054	2,495,220

Minority interest in subsidiaries	999,444	578,798

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 100,000,000 shares authorized;
26,754,662 and 25,943,433 shares issued and outstanding	26,754	25,943
at December 31, 2007 and 2006, respectively
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A and 0 shares issued and outstanding	250	250
at December 31, 2007 and 2006, respectively
Additional paid-in capital	1,451,510	1,452,321
Accumulated comprehensive income (loss)	327,087	(144,860)
Retained earnings	754,174	316,350
Total stockholders' equity	2,559,775	1,650,004

Total liabilities and stockholders' equity	$7,209,273	$4,724,022

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Operations
Years ended December 31,

	2007	2006
REVENUE	$40,007,006	$29,509,968

COST OF SALES	38,211,067	28,237,125

Gross Margin	1,795,939	1,272,843

OPERATING EXPENSES
Selling, general and administrative expenses	1,085,982	714,678
Depreciation and amortization	38,900	28,414
Total expenses	1,124,882	743,092

Income (loss) from operations	671,057	529,751

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	303,631	-
Interest income	8	20,076
Interest expense	(57,996)	(80,645)
Other income	82,799	91,592
Other expense	(8,827)	(19,137)
Total other income (expense)	319,615	11,886

Net income before income tax (credit) and
minority interest	990,672	541,637

Foreign income tax	(132,202)	(51,700)
Minority interest in consolidated subsidiary	(420,646)	(245,008)

Net income	437,824	244,929
Other comprehensive income
Loss on investment security	(1,109)	-
Foreign currency translation gain (loss)	473,056	(114,214)

Comprehensive income	$909,771	$130,715

Income (loss) per weighted-average common share-basic	$0.02	$0.01
Income (loss) per weighted-average common share-diluted	0.01	0.00

Number of weighted average common shares o/s-basic	26,198,752	24,180,479
Number of weighted average common shares o/s-diluted	70,463,479	66,371,198

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Stockholders' Equity

					Additional	Accumulated	Retained	Total
	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Earnings/	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Income/(Loss)	(Accum. Deficit)	Equity
BEGINNING BALANCE, December 31, 2004	-	23,836,323	$-	$23,836	$38,723,059	$53,528	$(39,020,325)	$(219,902)
Contribution of officer services					20,775			20,775
Other comprehensive income (loss)						(34,636)		(34,636)
Net loss							(101,105)	(101,105)
BALANCE, December 31, 2005	-	23,836,323	-	23,836	38,743,834	18,892	(39,121,430)	(334,868)
Contribution of officer services					6,000			6,000
Sale of convertible preferred stock for cash	250,000		250		249,750			250,000
Issuance of shares for purchase of subsidiary		2,000,000		2,000				2,000
Issuance of shares due to warrant exercise		107,110		107				107
Other comprehensive income (loss)						(114,214)		(114,214)
Net income							244,929	244,929
Adjustments due to reorganization					(37,547,263)	(49,538)	39,192,851	1,596,050
BALANCE, December 31, 2006	250,000	25,943,433	250	25,943	1,452,321	(144,860)	316,350	1,650,004
Issuance of shares due to warrant exercise		811,229		811	(811)			-
Other comprehensive income						471,947		471,947
Net income							437,824	437,824
ENDING BALANCE, December 31, 2007	250,000	26,754,662	$250	$26,754	$1,451,510	$327,087	$754,174	$2,559,775

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Years ended December 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$437,824	$244,929
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	420,646	245,008
Depreciation	38,900	48,129
Gain on sale of property, plant & equipment	(303,631)
Forgiveness of debt	-	(35,718)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,010,760)	(1,133,927)
(Increase) decrease in deposits and other assets	163,716	347,261
(Increase) decrease in inventory	(650,812)	289,461
Increase (decrease) in accounts payable	1,299,415	320,582
Increase (decrease) in accrued expenses and other payables	445,127	100,941
Net cash provided by operating activities	840,425	426,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,616)	(1,508)
Disposal of property and equipment	17,467	-
Net cash provided (used) by investing activities	851	(1,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	-	(248,000)
Proceeds from purchase of convertible preferred stock	-	250,000
Payments on short-term borrowings	(740,317)	(37,354)
Net cash used by financing activities	(740,317)	(35,354)

Cash acquired from reorganization	-	56,772
Effect of exchange rates on cash	219,471	(146,967)

Net increase in cash and equivalents	320,430	299,609

CASH, beginning of period	1,168,344	868,735

CASH, end of period	$1,488,774	$1,168,344

See accompanying notes to consolidated financial statements.

NEWMARKET CHINA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

1.   NATURE OF OPERATION:

Intercell International Corporation (“Intercell”) was incorporated under the laws of Nevada in May 2000.  Until October 2003, the Company had no operations.  In October 2003, the Company acquired 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company (“Brunetti”) for a cash contribution.  In January 2004, Intercell acquired the remaining 40% of Brunetti for and additional cash contribution. In October 2004, the operations of Brunetti were discontinued and in March 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

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

NewMarket China’s headquarters is located in Dallas, Texas but the Company’s primary operations are currently in The People’s Republic of China (“China”). To date, the majority of the Company’s sales have been technology products and services sold within mainland China.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company, its wholly-owned subsidiary Brunetti, and its Chinese wholly-owned foreign entity, Clipper Technology, Inc. (“Clipper”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of 23,245 shares of common stock of Vyta Corp (“Vyta”) (Note 5).  These securities are carried at fair value ($5,346 at December 31, 2007) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive loss, included as a separate item in stockholders’ equity (deficit).  The Company reported an increase in the unrealized loss on available for sale securities for the year-ended December 31, 2007 of $1,109. Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

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

FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES)

The principal operations of the Company are located in The People's Republic of China. The Company invoices its customers in RMB, the local currency, and if the Company payment is denominated in a foreign  currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation”.

DERIVATIVE INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and Emerging Issues Task Force (“EITF”) Issue 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

STOCK-BASED COMPENSATION

Beginning October 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123(R)") “Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees".  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the  fair  value  of  the  award and is recognized as expense on a straight-line basis  over  the  requisite  service  period,  which  is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the years ended  December 31, 2007 and 2006, and all options granted prior to the adoption  of  SFAS  123 (R)  and  outstanding  during  the  periods  presented were fully-vested.

The  Company  has a  stock  option  plans which permit the grant of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors.  All options outstanding at December 31, 2007 and 2006, respectively are fully-vested and exercisable.

INCOME (LOSS) PER SHARE

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods.

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

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized gains and losses on the Company’s available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51”. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interest of any wholly-owned businesses acquired in the future.

3   REORGANIZATION:

In October 2006, the Intercell executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc. (“NewMarket China” or “the Company”), a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”).  The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of  all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

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

4  DISCONTINUED OPERATIONS:

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

At December 31, 2007, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the year ended December 31, 2007.  Revenues attributable to Brunetti operations for the year ended December 31, 2007 and 2006 reported in discontinued operations, were $0 and $0, respectively  Operations related to Brunetti resulted in net income during the year ended December 31, 2007 and 2006 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

5  INVESTMENT IN VYTA CORP. AND RELATED TRANSACTIONS:

At December 31, 2006, the Company owns 23,245 shares of Vyta common stock. Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At December 31, 2007, all 23,245 shares of Vyta were available for sale and had a fair market value of $5,346.  The Company reported an increase in the unrealized loss on available for sale securities of $1,109 during the year ended December 31, 2007.   The Company did not sell any available for sale securities during the year ended December 31, 2007.

Warrants to Purchase Vyta Corp. Common Stock

During the year ended September 30, 2003, the Company sold 5,000 restricted shares of Vyta common stock and granted two warrants to purchase up to 15,000 shares of Vyta common stock held by the Company, to a third party for $50,000 cash.  Each warrant granted the third party the right to purchase up to 7,500 shares of Vyta common stock held by the Company, at an exercise price of $10.00 per share.  The closing bid price of the Vyta common stock at the date of the grant was $13.80 per share.  The warrants were exercisable immediately; one warrant expired in October 2004, and one warrant expired in October 2007.  The warrants contained cashless exercise provisions at the option of the holder.  At the date of the transaction, the warrants were valued at $32,000.  The carrying value of the Vyta shares on the transaction date was $0, resulting in a gain on the sale of affiliate stock of $18,000.  These warrants were considered derivative financial instruments and were therefore recorded in the balance sheet at fair value.  Changes in the fair value of these warrants (unrealized gains and losses) were recognized in the current earnings (loss) of the Company.

6  NOTES PAYABLE AND CREDIT FACILITIES:

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

REVOLVING LINES OF CREDIT

As of December 31, 2007, the Company had two revolving lines of credit with one financial institution:

		Annual		Amount
	Credit	Interest	Due	Outstanding
Institution	Line	Rate	Date	at 12/31/07

Shanghai Pudong Development Bank	$68,500	6.39%	4/24/08	$63,066
Shanghai Pudong Development Bank	274,200	8.02%	11/20/08	246,780

Total:	$342,700			$309,846

NOTES PAYABLE

As of December 31, 2007, the Company had two unsecured promissory notes outstanding with two different financial institutions:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/07

Ningbo Bank	6.00%	2/22/08	$137,100
Shanghai Pudong Development Bank	6.00%	3/20/08	137,100

Total:			$274,200

7   STOCKHOLDERS’ EQUITY:

PREFERRED STOCK

During the year ended December 31, 2006, the Company issued 250,000 shares of its Series A Preferred Stock in exchange for $250,000 (Note 3).  The funds were put into escrow, with an unrelated third party escrow agent, with the express purpose to be used to negotiate and purchase the outstanding debt of not only the Company, but also its subsidiary, Brunetti.  At December 31, 2007, approximately $58,617 worth the debt of Brunetti had been purchased.

The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2006. The shares have a voting right equal to 60% of the issued and outstanding common stock of the Company.

COMMON STOCK

Year Ended 2007

In February 2007, warrants to purchase 332,266 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 164,104 shares of common stock.

In April 2007, warrants to purchase 75,000 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 37,500 shares of common stock.

In June 2007, warrants to purchase 100,000 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 58,334 shares of common stock.

In July 2007, warrants to purchase 30,000 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 15,577 shares of common stock.

In November 2007, warrants to purchase 1,250,000 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 535,714 shares of common stock.

Year Ended 2006

In October 2006, in connection with the purchase of NewMarket China, and subsequent reorganization, the Company issued 2,000,000 shares of its restricted common stock to NewMarket Technology (Note 2).

In November 2006, warrants to purchase 180,000 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 94,936 shares of common stock.

In December 2006, warrants to purchase 45,000 shares of common stock were exercised pursuant to a cashless exercise election in exchange for the issuance of 12,174 shares of common stock.

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

8  STOCK OPTIONS AND WARRANTS:

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

A summary of the status of the Option Plan is as follows:

	December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	4,839,550	$1.26	4,906,350	$1.26
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	(77,050)	-	(66,800)	-
Exercised	-	-	-	-
Outstanding at end of year	4,762,500	$0.44	4,839,550	$1.26

Options exercisable at end of Year	4,762,500	$0.44	4,839,550	$1.26

The following table summarizes information about stock options outstanding as of December 31, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$0.14-0.51	4,750,000	6-7 years	$0.43	4,750,000	$0.14-0.51
$1.00-2.00	12,600	0.3-0.6 years	$1.40	12,600	$1.00-2.00
	4,762,500		$0.44	4,762,500	$0.56

2007 Transactions

During the year ended December 31, 2007, options to purchase up to 77,050 shares of common stock expired.

2006 Transactions

During the year ended December 31, 2006, options to purchase up to 66,800 shares of common stock expired.

WARRANTS

At December 31, 2007, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

4,132,734	$0.10	September- October 2008
700,000	0.25	February 2009
4,832,734

During the year ended December 31, 2007, warrants to purchase 1,787,266 shares of common stock were exercised under a cashless exercise provision for 811,229 shares of common stock.  The warrants had an exercise price of $0.10 per share.

During the year ended December 31, 2006, warrants to purchase up to 580,000 shares of common stock expired.

9  INCOME TAXES:

The Company did not incur income tax expense for the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company has net operating loss carry forwards of approximately $3.4 million which expire between 2008 and 2026. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company is currently examining the effects of the reorganization on the net operating loss carry forwards (Note 2).

10  COMMITMENTS AND CONTINGENCIES:

Office Leases

The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.  The Company moved to these offices during the fall of 2006.  NewMarket Technology, the majority stockholder of the Company, leases the space.

CLPTEC’s offices are located at No. 123 Qinjiang Road, Shanghai, 200233, Peoples Republic of China.  The offices are leased from Gaozhi Science and Technology Development, Ltd., a strategic partner, on a month-to-month basis.  The current monthly rent is approximately $910.

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

None.