Form 10QSB
period 2008-03-31
NewMarket China, Inc.
filed 2008-05-20
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

NEWMARKET CHINA, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-0928627
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

14860 Montfort Drive, Suite 210
Dallas, TX 75254
(Address of principal executive offices)

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

As of May 19, 2008, there were 37,264,662 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format              Yes __      No _X_

NewMarket China, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$701,898	$1,488,774
Accounts receivable	4,798,799	3,674,523
Inventory	1,706,824	1,582,734
Supplier advancesand prepaid expenses	1,086,311	305,723
Assets of discontinued operations	9,377	9,377
Other current assets	51,989	49,804
Total current assets	8,355,198	7,110,935

PROPERTY AND EQUIPMENT, NET	104,361	95,171
INTANGIBLE ASSETS	3,299	3,167

Total assets	$8,462,858	$7,209,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,600,388	$2,057,733
Short-term borrowing	1,293,768	584,046
Accrued expenses and other liabilities	566,182	365,468
Advances from affiliate	46,124	334,124
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,815,145	3,650,054

Long-term debt	285,600	-

Total liabilities	4,100,745	3,650,054

Minority interest in subsidiaries	1,092,855	999,444

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 100,000,000 shares authorized;
32,514,662 and 26,754,662 shares issued and outstanding	32,514	26,754
at March 31, 2008 and December 31, 2007, respectively
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A and 0 shares issued and outstanding	250	250
at March 31, 2008 and December 31, 2007, respectively
Additional paid-in capital	1,733,750	1,451,510
Accumulated comprehensive income (loss)	651,346	327,087
Retained earnings	851,398	754,174
Total stockholders' equity	3,269,258	2,559,775

Total liabilities and stockholders' equity	$8,462,858	$7,209,273

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Operations

	Three Months Ended
	March 31,
	2008	2007
REVENUE	$8,515,884	$7,079,794

COST OF SALES	8,072,658	6,879,374

Gross Margin	443,226	200,420

OPERATING EXPENSES
Selling, general and administrative expenses	277,273	182,871
Depreciation and amortization	4,446	48,773
Total expenses	281,719	231,644

Income (loss) from operations	161,507	(31,224)

OTHER INCOME (EXPENSE)
Interest income	-	8
Interest expense	(8,235)	(16,034)
Other income	43,987	24,409
Other expense	(1,051)	(1,791)
Total other income (expense)	34,701	6,592

Net income before income tax (credit) and
minority interest	196,208	(24,632)
Foreign income tax	5,573	7,796
Minority interest in consolidated subsidiary	93,411	(15,890)

Net income (loss)	97,224	(16,538)
Other comprehensive income (loss)
Gain (loss) on investment security	233	-
Foreign currency translation gain (loss)	324,026	479,307

Comprehensive income (loss)	$421,483	$462,769

Income (loss) per weighted-average common share-basic	$0.00	$(0.00)
Income (loss) per weighted-average common share-diluted	0.00	$(0.00)

Number of weighted average common shares o/s-basic	29,075,773	26,025,485
Number of weighted average common shares o/s-diluted	72,689,433	70,651,447

See accompanying notes to consolidated financial statements.

NewMarket China, Inc.
Consolidated Statement of Cash Flows
Three months ended March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,224	$(16,538)
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	93,411	-
Depreciation	4,446	48,773
Loss on sale of property, plant & equipment	-	(15,890)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(950,892)	(1,317,590)
(Increase) decrease in advances and other assets	(751,854)	(362,996)
(Increase) decrease in inventory	(57,050)	(529,121)
Increase (decrease) in accounts payable	(599,409)	(102,610)
Increase (decrease) in accrued expenses and other payables	181,583	1,285,448
Net cash used by operating activities	(1,982,541)	(1,010,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(49,293)
Net cash used by investing activities	-	(49,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	670,896	(58,380)
Proceeds from long-term debt	279,540	-
Net cash provided (used) by financing activities	950,436	(58,380)

Effect of exchange rates on cash	245,229	406,734

Net decrease in cash and equivalents	(786,876)	(711,463)

CASH, beginning of period	1,488,774	1,168,344

CASH, end of period	$701,898	$456,881

See accompanying notes to consolidated financial statements.

NEWMARKET CHINA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months ended March 31, 2008 and 2007
(Unaudited)

1.  BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANTACCOUNTING POLICIES:

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

OTHER ASSETS

Available for sale securities consist of 23,245 shares of common stock of Vyta Corp (“Vyta”) (Note 4).  These securities are carried at fair value ($5,579 at March 31, 2008) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive loss, included as a separate item in stockholders’ equity (deficit).  Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets, which range from five to seven years.

REVENUE RECOGNITION

The Company engages in the business of consulting, development, implementation, and  maintenance  of technology  systems which include both software and  peripherals for computing,  communication,  and data exchanges related  to  general  business  applications.  Revenue is recognized at the time of product shipment, delivery, or installation, depending on when title passes, and when all of the following have occurred:  a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.

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

STOCK-BASED COMPENSATION

Beginning October 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R") Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123("SFAS 123"), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the three months ended March 31, 2008, and all options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

The  Company  has a  stock  option  plans which permit the grant of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors.  All options outstanding at March 31, 2008 are fully-vested and exercisable.

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.  Stock options and warrants are not considered in the calculation at March 31, 2007, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic income (loss) per share.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.  The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2008. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

2.   REORGANIZATION:

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

3.  DISCONTINUED OPERATIONS:

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

At March 31, 2008, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)(1)	$308,683

Brunetti reported no revenues or income during the three months ended March 31, 2008.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2007 and 2006 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4.  INVESTMENT IN VYTA CORP.:

At March 31, 2008, the Company owns 23,245 shares of the common stock of Vyta Corp.  Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At March 31, 2008, 23,245 shares of Vyta were available for sale and had a fair market value of $5,579.  The Company did not sell any available for sale securities during the three months ended March 31, 2008.

5.   STOCKHOLDERS’ EQUITY:

The following is a schedule of changes in shareholder’s equity for the three months ended March 31, 2008:

	Number of Shares		Par Value of Stock		Additional Paid-In	Accum Comp.	Retained	Total Stockholders’
	Pfd	Common	Pfd	Common	Capital	Income	Earnings	Equity

BALANCE, December 31, 2007	250,000	26,754,662	$250	$26,754	$1,451,510	$327,087	$754,174	$2,559,775
Common stock issued for exchange of debt	0	5,760,000	0	5,760	282,240	0	0	288,000
Other comprehensive income (loss)	0	0	0	0	0	324,259	0	324,259
Net income	0	0	0	0	0	0	97,224	97,224
ENDING BALANCE, March 31, 2008 (Unaudited)	250,000	32,514,662	$250	$32,514	$1,733,750	$651,346	$851,398	$3,269,258

6.   STOCK OPTIONS AND WARRANTS:

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

The following table summarizes information about stock options outstanding as of March 31, 2008:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price

$0.14-0.51	4,750,000	6-7 years	$0.44	4,750,000	$0.14-0.51
$1.00-2.00	7,500	0.2 years	$1.00	7,500	$1.00
	4,757,500		$0.56	4,757,500

During the three months ended March 31, 2008, options to purchase up to 5,000 shares of common stock expired.

WARRANTS

At March 31, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

4,132,734	$ 0.10	September- October 2008
700,000	$ 0.25	February 2009
4,832,734

During the three month period ended March 31, 2008, no warrants were exercised.

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-KSB for the fiscal year ended 2007.  There have been no material changes to our critical accounting policies as of March 31, 2008

Results of Operations

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

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

Net sales increased 20% from $7,079,794 for the quarter ended March 31, 2007 to $8,515,884 for the quarter ended March 31, 2008. This increase was primarily due to the expansion of the Company’s Clipper/Huali subsidiary into the Hangzhou region of China.   Cost of sales increased 17% from $6,879,374 for the quarter ended March 31, 2007 to $8,072,658 for the quarter ended March 31, 2008. This increase was primarily due to the corresponding increase in overall sales.   Cost of sales, as a percentage of sales was approximately 95% and 97% for the three months ended March 31, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the three months ended March 31, 2008 were $277,273, compared to $182,871 for the three months ended March 31, 2007, an increase of 52%.  The increase is primarily attributable to the aforementioned sales expansion in the Hangzhou region.

During the three months ended March 31, 2008, the Company recognized net income of $97,224 after accounting for the minority interest in a consolidated subsidiary, compared to a net loss of $16,538 during the three months ended March 31, 2007.  The increase in net income is attributable to an increase in overall sales as well as an increase in gross margin as a percentage of sales.  Comprehensive income for the three months ended March 31, 2008 was $421,483 compared to comprehensive income of $462,769 for three months ended March 31, 2007.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2008 decreased $786,876 from $1,488,774 as of December 31, 2007, to $701,898.  The decrease was the result of cash used in operating activities of $1,982,541, offset by cash provided by financing activities of $950,892 and the effect of exchange rates on cash of $245,229.   Operating activities for the quarter ended March 31, 2008 exclusive of changes in operating assets and liabilities provided $195,081, as well as an increase in accrued expenses and other liabilities of $181,583, offset by an increase in accounts receivable and other assets of $1,759,796 and a decrease in accounts payable of $599,409.

As of March 31, 2008, the Company owns 23,245 shares of common stock of Vyta Corp (“Vyta”). The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.   At March 31, 2008, all 23,245 shares of Vyta Corp common stock are tradable, and based upon the closing price of $0.24 per share, the market value of the Vyta common shares at March 31, 2008, was $5,579.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of debt, or sell shares of Vyta Corp. common stock held as an investment by the Company.

Item 3.  Controls and Procedures

As of December 31, 2007, the Company conducted an evaluation, under the supervision and participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of NewMarket China, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Changes in internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2008:

•	In March, 2008, the Company issued 5,760,000 shares of common stock pursuant to an agreement to exchange approximately $288,000 of debt for equity.

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

(b)	Reports on Form 8-K. During the three-month period ended March 3, 2008, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on March 6, 2008 which included disclosure under Item 5.02 related to the appointment of Paul K. Danner to the Company’s Board of Directors and the resignation of Bruce Noller from the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CHINA, INC.
(Registrant)

Date:	May 19, 2008	/s/ John Verges
John Verges,
Chief Executive Officer

/s/ Philip Rauch
Philip J. Rauch,
Chief Financial Officer