Form 10-Q
period 2008-06-30
NewMarket China, Inc.
filed 2008-08-14
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

CHINA CRESCENT ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-0928627
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

14860 Montfort Drive, Suite 210, Dallas, TX    75254
(Address of principal executive offices)

 (214) 722-3040
Issuer’s telephone number, including area code

NEWMARKET CHINA, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [✓]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

The Registrant had 37,264,662 shares of Common Stock outstanding as of August 14, 2008.

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$762,137	$1,488,774
Accounts receivable	4,778,949	3,674,523
Inventory	1,564,141	1,582,734
Supplier advances	769,731	305,723
Advances to affiliate	430,500	-
Assets of discontinued operations	9,377	9,377
Other current assets	52,997	49,804
Total current assets	8,367,832	7,110,935

PROPERTY AND EQUIPMENT, NET	102,949	95,171
INTANGIBLE ASSETS	3,370	3,167

Total assets	$8,474,151	$7,209,273

LIABILITIES, STOCKHOLDERS' EQUITY AND MINORITY INTEREST
CURRENT LIABILITIES
Accounts payable	$1,328,721	$2,057,733
Short-term borrowing	1,221,854	584,046
Accrued expenses and other liabilities	441,459	365,468
Advances from affiliate	-	334,124
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,300,717	3,650,054

Long-term debt	116,720	0

Total liabilities	3,417,437	3,650,054

Minority interest in subsidiaries	1,347,634	999,444

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 200,000,000 shares authorized;
37,264,662 and 26,754,662 shares issued and outstanding	37,264	26,754
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A issued and outstanding	250	250
Additional paid-in capital	1,871,500	1,451,510
Accumulated comprehensive income	683,772	327,087
Retained earnings	1,116,294	754,174
Total stockholders' equity	3,709,080	2,559,775

Total liabilities and stockholders' equity	$8,474,151	$7,209,273

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
Three and Six months ended June 30,

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE	$10,674,855	$10,190,040	$19,190,739	$17,269,834

COST OF SALES	9,880,910	9,909,296	17,953,568	16,788,670

Gross Margin	793,945	280,744	1,237,171	481,164

OPERATING EXPENSES
Selling, general and administrative expenses	271,730	231,589	549,003	414,460
Depreciation and amortization	1,357	8,493	5,803	57,266
Total expenses	273,087	240,082	554,806	471,726

Income (loss) from operations	520,858	40,662	682,365	9,438

OTHER INCOME (EXPENSE)
Interest income	468	-	468	8
Interest expense	(47,294)	(21,575)	(55,529)	(37,609)
Other income	57,547	22,670	101,534	47,079
Other expense	(1,659)	(3,689)	(2,710)	(5,480)
Total other income (expense)	9,062	(2,594)	43,763	3,998

Net income before income tax (credit) and
minority interest	529,920	38,068	726,128	13,436
Foreign income tax	(10,515)	(27,518)	(16,088)	(35,314)
Minority interest in consolidated subsidiary	(254,509)	(15,890)	(347,920)	-

Net income (loss)	264,896	(5,340)	362,120	(21,878)
Other comprehensive income (loss)
Gain (loss) on investment security	(1,627)		(1,394)
Foreign currency translation gain (loss)	34,053	481,709	358,079	961,016

Comprehensive income	$297,322	$476,369	$718,805	$939,138

Loss per weighted-average common share-basic	$0.01	$(0.00)	$0.01	$(0.00)
Loss per weighted-average common share-diluted	$0.01	$(0.00)	$0.01	$(0.00)

Number of weighted average common shares o/s-basic	33,141,036	26,146,960	31,119,634	26,086,558
Number of weighted average common shares o/s-diluted	33,141,036	31,613,219	31,119,634	31,613,219

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
Six months ended June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$362,120	$(21,878)
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	347,920	-
Depreciation	5,803	57,266
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,163,931)	(1,981,575)
(Increase) decrease in deposits and other assets	(414,204)	(763,311)
(Increase) decrease in inventory	18,593	(510,301)
Increase (decrease) in accounts payable	(729,012)	534,709
Increase (decrease) in accrued expenses and other payables	75,991	1,500,650
Net cash used by operating activities	(1,496,720)	(1,184,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	840
Net cash provided by investing activities	-	840

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	680,832	316,750
Proceeds from long-term debt	113,472	-
Net cash provided by financing activities	794,304	316,750

Effect of exchange rates on cash	(24,221)	823,661

Net increase (decrease) in cash and equivalents	(726,637)	(43,189)

CASH, beginning of period	1,488,774	1,168,344

CASH, end of period	$762,137	$1,125,155

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

1.  BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements include the accounts of China Crescent Enterprises, Inc. (formerly known as NewMarket China, Inc. or “NewMarket China”) a Nevada corporation (the “Company”),  These statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-KSB.  Operating results for interim periods presented are not necessarily indicative or the results that may be expected for the year ending December 31, 2008.

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

BASIS OF PRESENTATION

The Company prepares its financials statements on the accrual basis of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.    Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of the Company’s wholly-owned subsidiary Brunetti DEC, LLC, (“Brunetti”) a Colorado limited liability company and the Company’s Chinese wholly-owned foreign entity, Clipper Technology, Inc. (“CLPTEC”).

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

OTHER ASSETS

Available for sale securities consist of 23,245 shares of common stock of Vyta Corp (“Vyta”) (Note 4).  These securities are carried at fair value ($3,952 at June 30, 2008) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets, which range from five to seven years.

REVENUE RECOGNITION

The Company is engaged in the business of resale of computer hardware and software and IT consulting services in the People’s Republic of China (“China”).  Revenue from product sales, which accounts for the substantial majority of revenue, is recognized upon delivery.  IT Consulting services are invoiced under a time and materials contract.  Revenue is recognized as time is spent on hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses.

FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES)

The principal operations of the Company are located in China. The Company invoices in RMB, the local currency, and if the Company payment is denominated in a foreign currency, the Company translates the payment and records a foreign currency transaction gain or loss in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, ”Foreign Currency Translation.”.

DERIVATIVE INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

STOCK-BASED COMPENSATION

The  Company  has a  stock  option  plans which permit the grant of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  Options are generally granted with an exercise price equal to the Company's market price of its common stock on the date of the grant and with vesting rates, as determined by the Board of Directors.  The Company accounts for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant.  Determining the fair value of share-based awards at the grant date requires the use of estimates.  Actual results, and future changes in estimates, may differ from the current estimates.

There were no options granted during the three months ended  June 30, 2008, and all options granted prior to the adoption  of  SFAS  123(R)  and  outstanding  during  the  periods  presented were fully vested.

INCOME (LOSS) PER SHARE

SFAS 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.  Stock options and warrants are not considered in the calculation at June 30, 2008, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic income (loss) per share.

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

COMPREHENSIVE INCOME

SFAS 130, “Reporting Comprehensive Income”, requires the reporting and display of comprehensive income and its components.  SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 was effective for the Company for its fiscal year beginning on January 1, 2008.  For assets and liabilities that are measured at fair value on a recurring basis, SFAS 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on an established hierarchy.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on January 1, 2008.  However, the Company has not elected to apply the provisions of SFAS 159 to any of its financial assets and financial liabilities as permitted by the Statement..

In December 2007, FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS 141, “Business Combinations”, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value.  SFAS 141(R) also requires transaction costs related to the business combination to be expensed at incurred.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Management does not believe that the adoption of SFAS 141(R) will have a material impact on the Company’s financial position or results of operations.

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2008. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

2. REORGANIZATION:

In October 2006, Intercell International Corporation (“Intercell”) executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc., a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”).  The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary  through the exchange of  all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China, Inc. became a wholly-owned subsidiary of Intercell.

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

In June 2008, the Company’s name was changed to China Crescent Enterprises, Inc.

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

At June 30, 2008, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended June 30, 2008.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2007 and 2006 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4. INVESTMENT IN VYTA CORP.:

At June 30, 2008, the Company owns 23,245 shares of the common stock of Vyta Corp.  Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At June 30, 2008, 23,245 shares of Vyta were available for sale and had a fair market value of $3,952 based on a closing price of $0.17 per share.  The Company did not sell any available for sale securities during the three months ended June 30, 2008.

5.  STOCKHOLDERS’ EQUITY:

The following is a schedule of changes in shareholders’ equity for the six months ended June 30, 2008:

	Number of Shares		Par Value of Stock		Additional Paid-In	Accum Comp.	Retained	Total Stockholders’
	Pfd	Common	Pfd	Common	Capital	Income	Earnings	Equity

BALANCE, December 31, 2007	250,000	26,754,662	$250	$26,754	$1,451,510	$327,087	$754,174	$2,559,775
Common stock issued for exchange of debt	0	10,510,000	0	10,510	419,990	0	0	430,500
Other comprehensive income (loss)	0	0	0	0	0	356,685	0	356,685
Net income	0	0	0	0	0	0	362,120	362,120
ENDING BALANCE, June 30, 2008 (Unaudited)	250,000	37,264,662	$250	$37,264	$1,871,500	$683,772	$1,116,294	$3,709,080

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

The following table summarizes information about stock options outstanding as of June 30, 2008:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$0.14-0.51	4,750,000	6-7 years	$ 0.43	4,750,000	$ 0.14-0.51

During the three months ended June 30, 2008, options to purchase up to 7,500 shares of common stock expired.

WARRANTS

At June 30, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

4,132,734	$0.10	September- October 2008
700,000	$0.25	February 2009
4,832,734

During the three month period ended June 30, 2008, no warrants were exercised.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements.  Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events.  Therefore, forward-looking statements should not be relied upon as prediction of actual future results.   For further information, refer to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in the Annual Report on our Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of June 30, 2008.

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

 In June 2008, the Company changed its name to China Crescent Enterprises, Inc.  In July 2008, Paul K. Danner was appointed President and Chief Executive Officer of the Company.

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

Net sales increased 5% from $10,190,040 for the quarter ended June 30, 2007 to $10,674,855 for the quarter ended June 30, 2008. This was due to increased sales of computer hardware in the Ningbo region.   Cost of sales decreased 0.3% from $9,909,296 for the quarter ended June 30, 2007 to $9,880,910 for the quarter ended June 30, 2008. This minor decrease was primarily due to improved vendor pricing as a result of increased sales volume.   Cost of sales, as a percentage of sales was approximately 93% and 97% for the three months ended June 30, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the three months ended June 30, 2008 were $271,730, compared to $231,589 for the three months ended June 30, 2007, an increase of 17%.  The increase is primarily attributable to increased administrative and engineering headcount required due to the Company’s sales expansion in the Hangzhou region.

During the three months ended June 30, 2008, the Company recognized net income of $264,896 after accounting for the minority interest in a consolidated subsidiary, compared to a net loss of $5,340 during the three months ended June 30, 2007.  The increase in net income is attributable to an increase in overall sales as well as an increase in gross margin as a percentage of sales.  Comprehensive income for the three months ended June 30, 2008 was $297,322 compared to comprehensive income of $476,369 for three months ended June 30, 2007.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

Net sales increased 11% from $17,269,834 for the six months ended June 30, 2007 to $19,190,739 for the quarter ended June 30, 2008. This increase was primarily due to the expansion of the Company’s Clipper/Huali subsidiary into the Hangzhou region of China and an increase in computer hardware sales in the Ningbo region.  For the six months ended June 30, 2008, product sales and IT consulting services represented 93% and 7% of revenue, respectively. Cost of sales increased 7% from 16,788,670 for the six months ended June 30, 2007 to $17,953,568 for the six months ended June 30, 2008. This increase was primarily due to the corresponding increase in overall sales.   Cost of sales, as a percentage of sales was approximately 94% and 97% for the six months ended June 30, 2008 and 2007, respectively.  The improvement in gross margin was primarily due to improved vendor pricing as a result of increased sales volume. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the six months ended June 30, 2008 were $549,003, compared to $414,460 for the six months ended June 30, 2007, an increase of 32%.  The increase is primarily attributable to increased administrative and engineering headcount required due to the aforementioned sales expansion in the Hangzhou region.

During the six months ended June 30, 2008, the Company recognized net income of $362,120 after accounting for the minority interest in a consolidated subsidiary, compared to a net loss of $21,878 during the six months ended June 30, 2007.  The increase in net income is attributable to an increase in overall sales as well as an increase in gross margin as a percentage of sales.  Comprehensive income for the six months ended June 30, 2008 was $718,805 compared to comprehensive income of $939,138 for six months ended June 30, 2007.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

The Company's cash balance at June 30, 2008 decreased  $726,637  from $1,488,774 as of December 31, 2007, to  $762,137.  The decrease was the result of cash used in operating activities of $1,496,720 and the effect of exchange rates on cash of $24,221, offset by cash provided by financing activities of $794,304.  Operating activities for the six months ended June 30, 2008 exclusive of changes in operating assets and liabilities provided $715,843, as well as an increase in accrued expenses $75,991 and a decrease in inventory of $18,593, offset by an increase in accounts receivable and other assets of $1,578,135 and a decrease in accounts payable of $729,012.

As of June 30, 2008, the Company owns 23,245 shares of common stock of Vyta Corp (“Vyta”). The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.   At June 30, 2008, all 23,245 shares of Vyta Corp common stock are tradable, and based upon the closing price of $0.17 per share, the market value of the Vyta common shares at June 30, 2008, was $3,952.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of debt, or sell shares of Vyta Corp.common stock held as an investment by the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company conducted an evaluation, under the supervision and participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) to evaluate the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Certifying Officers have concluded that the Company disclosure controls and procedures were effective at the reasonable assurance level to timely alert management of information required to be disclosed by the Company in reports filed under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company becomes involved in various legal proceedings.  Although the final outcome of such proceedings cannot be predicted, the Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of the Company’s securities without registration during the three month period ended June 30, 2008:

•	In June, 2008, the Company issued 4,750,000 shares of common stock pursuant to an agreement to exchange $142,500 of debt for equity.

Each of the above issuances was deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.   Exhibits

(a)	Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q:

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. During the three-month period ended June 30, 2008, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: August 14, 2008	/s/ Paul K. Danner
Paul K. Danner,
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer