Form 10-Q
period 2008-09-30
China Crescent Enterprises, Inc.
filed 2008-11-14
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

The Registrant had 51,514,662 shares of Common Stock outstanding as of November 14, 2008.

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2008	December 31, 2007
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$959,435	$1,488,774
Accounts receivable	5,289,060	3,674,523
Inventory	2,028,215	1,582,734
Supplier advances and prepaid expenses	776,102	305,723
Advances to affiliate	483,497	-
Assets of discontinued operations	9,377	9,377
Other current assets	1,604	49,804
Total current assets	9,547,290	7,110,935

PROPERTY AND EQUIPMENT, NET	98,297	95,171
INTANGIBLE ASSETS	3,380	3,167

Total assets	$9,648,967	$7,209,273

LIABILITIES, STOCKHOLDERS' EQUITY AND MINORITY INTEREST
CURRENT LIABILITIES
Accounts payable	$1,789,359	$2,057,733
Short-term borrowing	1,034,478	584,046
Accrued expenses and other liabilities	774,206	365,468
Advances from affiliate	-	334,124
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,906,726	3,650,054

Long-term debt	151,128	0

Total liabilities	4,057,854	3,650,054

Minority interest in subsidiaries	1,496,169	999,444

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; 200,000,000 shares authorized;
46,814,662 and 26,754,662 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	46,814	26,754
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	250	250
Additional paid-in capital	2,052,950	1,451,510
Accumulated comprehensive income	723,757	327,087
Retained earnings	1,271,173	754,174
Total stockholders' equity	4,094,944	2,559,775

Total liabilities and stockholders' equity	$9,648,967	$7,209,273

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE	$11,144,564	$10,651,864	$30,335,303	$27,921,698

COST OF SALES	10,511,971	10,125,811	28,465,539	26,914,481

Gross Margin	632,593	526,053	1,869,764	1,007,217

OPERATING EXPENSES
Selling, general and administrative expenses	267,216	380,819	816,219	795,279
Depreciation and amortization	5,183	7,338	10,986	64,604
Total expenses	272,399	388,157	827,205	859,883

Income from operations	360,194	137,896	1,042,559	147,334

OTHER INCOME (EXPENSE)
Interest income	11	-	479	8
Interest expense	(77,645)	(13,452)	(133,174)	(51,061)
Other income	31,542	(19,361)	133,076	27,718
Other expense	(1,501)	(1,289)	(4,211)	(6,769)
Total other income (expense)	(47,593)	(34,102)	(3,830)	(30,104)

Net income before income tax (credit) and
minority interest	312,601	103,794	1,038,729	117,230
Foreign income tax	(8,917)	(11,316)	(25,005)	(46,630)
Minority interest in consolidated subsidiary	(148,805)	(34,590)	(496,725)	(34,590)

Net income	154,879	57,888	516,999	36,010
Other comprehensive income (loss)
(Loss) on investment security	(2,348)		(3,742)
Foreign currency translation gain (loss)	42,333	(468,966)	400,412	492,050

Comprehensive income	$194,864	$(411,078)	$913,669	$528,060

Income per weighted-average common share-basic	$0.00	$0.00	$0.02	$0.00
Income per weighted-average common share-diluted	$0.00	$0.00	$0.01	$0.00

Number of weighted average common shares o/s-basic	38,408,779	26,215,223	33,435,358	26,108,558
Number of weighted average common shares o/s-diluted	96,021,948	65,538,058	83,588,395	65,271,395

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
Nine months ended September 30,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$516,999	$36,010
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Minority interest in consolidated subsidiary	496,725	34,590
Depreciation	10,986	64,604
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,665,245)	(2,496,584)
(Increase) decrease in deposits and other assets	(856,877)	(288,076)
(Increase) decrease in inventory	(312,478)	(543,696)
Increase (decrease) in accounts payable	(302,049)	128,682
Increase (decrease) in accrued expenses and other payables	540,486	3,274,826
Net cash provided/(used) by operating activities	(1,571,453)	210,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	845
Net cash provided by investing activities	-	845

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	688,176	-
Proceeds from long-term debt	148,101	-
Payments on short-term borrowings	-	(917,422)
Net cash provided/(used) by financing activities	836,277	(917,422)

Effect of exchange rates on cash	205,837	285,181

Net decrease in cash and equivalents	(529,339)	(421,040)

CASH, beginning of period	1,488,774	1,168,344

CASH, end of period	$959,435	$747,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Financing Activities:
Common stock issued to settle debt	$621,500	$-

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

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

OTHER ASSETS

Available for sale securities consist of 23,245 shares of common stock of Vyta Corp (“Vyta”) (Note 4).  These securities are carried at fair value ($1,604 at September 30, 2008) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

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

There were no options granted during the three months ended  September 30, 2008, and all options granted prior to the adoption  of  SFAS  123(R)  and  outstanding  during  the  periods  presented were fully vested.

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.  Stock options and warrants are not considered in the calculation at September 30, 2008, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic income (loss) per share.

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

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on January 1, 2008.  However, the Company has not elected to apply the provisions of SFAS 159 to any of its financial assets and financial liabilities as permitted by the Statement.

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

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009. The Company does not believe that this recent accounting pronouncement will have a material impact on its financial position or results of operations.

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

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which provides a consistent framework for determining what accounting principles should be used when preparing financial statements under generally accepted accounting principles in the U.S.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have an impact on the Company’s results of operations or financial condition.

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

At September 30, 2008, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended September 30, 2008.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2007 and 2006 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4. INVESTMENT IN VYTA CORP.:

At September 30, 2008, the Company owns 23,245 shares of the common stock of Vyta Corp.  Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company has classified its investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At September 30, 2008, 23,245 shares of Vyta were available for sale and had a fair market value of $1,604 based on a closing price of $0.069 per share.  The Company did not sell any available for sale securities during the three months ended September 30, 2008.

5.  STOCKHOLDERS’ EQUITY:

The following is a schedule of changes in shareholders’ equity for the nine months ended September 30, 2008:

	Number of Shares		Par Value of Stock		Additional Paid-In	Accum Comp.	Retained	Total Stockholders’
	Pfd	Common	Pfd	Common	Capital	Income	Earnings	Equity

BALANCE, December 31, 2007	250,000	26,754,662	$250	$26,754	$1,451,510	$327,087	$754,174	$2,559,775
Common stock issued for exchange of debt	0	20,060,000	0	20,060	601,440	0	0	621,500
Other comprehensive income (loss)	0	0	0	0	0	396,670	0	396,670
Net income	0	0	0	0	0	0	516,999	516,999
ENDING BALANCE, September 30, 2008 (Unaudited)	250,000	46,814,662	$250	$46,814	$2,052,950	$723,757	$1,271,173	$4,094,944

6.  STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

The Company had established a Compensatory Stock Option Plan (the “1995 Plan” or the “Option Plan”) and had reserved 10,000,000 shares of common stock for issuance under the Option Plan.  Incentive stock options were granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options were granted at not less than 50% of the stock’s fair market value at the date of grant or the date the exercise price of any such option is modified.  Vesting provisions were determined by the Board of Directors.  All stock options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding as of September 30, 2008:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$0.14-0.51	4,750,000	5-6 years	$0.43	4,750,000	$0.14-0.51

In August 2008, the Company established a Stock Option and Award Plan (the “2008 Plan”) and has reserved 10,000,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by the Board of Directors.  There have been no grants made under the 2008 Plan as of September 30, 2008.

WARRANTS

At September 30, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

3,222,734	$0.10	October 2008
700,000	$0.25	February 2009
4,832,734

During the three month period ended September 30, 2008, 910,000 warrants expired.

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

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in the Annual Report on our Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of September 30, 2008.

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

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

Net sales increased 5% from $10,651,864 for the quarter ended September 30, 2007 to $11,144,564 for the quarter ended September 30, 2008. This was due to increased sales of computer hardware in the Hangzhou region.   Cost of sales increased 4% from $10,125,811 for the quarter ended September 30, 2007 to $10,511,971 for the quarter ended September 30, 2008. This increase was primarily due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of sales was approximately 94% and 95% for the three months ended September 30, 2008 and 2007, respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the three months ended September 30, 2008 were $267,216, compared to $380,819 for the three months ended September 30, 2007, a decrease of 30%.  The decrease is primarily attributable to decreased administrative headcount in the Shanghai region.

During the three months ended September 30, 2008, the Company recognized net income of $154,879 after accounting for the minority interest in a consolidated subsidiary, compared to net income of $57,888 during the three months ended September 30, 2007, a 168% increase.  The increase in net income is attributable to an increase in overall sales as well as a decrease in general and administrative expenses for the quarter.  Comprehensive income for the three months ended September 30, 2008 was $194,864 compared to a comprehensive loss of $411,078 for three months ended September 30, 2007.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

Net sales increased 9% from $27,921,698 for the nine months ended September 30, 2007 to $30,335,303 for the nine months ended September 30, 2008. This increase was primarily due to the expansion of the Company’s Clipper/Huali subsidiary into the Hangzhou region of China and an increase in computer hardware sales in the Ningbo region.  For the nine months ended September 30, 2008, product sales and IT consulting services represented 93% and 7% of revenue, respectively. Cost of sales increased 6% from $26,914,481 for the nine months ended September 30, 2007 to $28,465,539 for the nine months ended September 30, 2008. This increase was primarily due to the corresponding increase in overall sales.   Cost of sales, as a percentage of sales was approximately 94% and 96% for the nine months ended September 30, 2008 and 2007, respectively.  The improvement in gross margin was primarily due to improved vendor pricing as a result of increased sales volume. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the nine months ended September 30, 2008 were $816,219, compared to $795,279 for the nine months ended September 30, 2007, an increase of 3%.  The increase is primarily attributable to increased administrative and engineering headcount required due to the aforementioned sales expansion in the Hangzhou region, offset by reduced headcount in the Shanghai region.

During the nine months ended September 30, 2008, the Company recognized net income of $516,999 after accounting for the minority interest in a consolidated subsidiary, compared to net income of $36,010 during the nine months ended September 30, 2007, a 1336% increase.  The increase in net income is attributable to an increase in overall sales as well as a small increase in gross margin as a percentage of sales.  Comprehensive income for the nine months ended September 30, 2008 was $913,699 compared to comprehensive income of $528,060 for nine months ended September 30, 2007.  Comprehensive income or loss includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

The Company's cash balance at September 30, 2008 decreased $529,339, from $1,488,774 as of December 31, 2007, to $959,435.  The decrease was the result of cash used in operating activities of $1,571,453, offset by cash provided by financing activities of $836,277 and the effect of exchange rates on cash of $205,837 .  Operating activities for the nine months ended September 30, 2008 exclusive of changes in operating assets and liabilities provided $1,024,710, as well as an increase in accrued expenses $540,486, offset by an increase in inventory of $312,478, an increase in accounts receivable and other assets of $2,522,122 and a decrease in accounts payable of $302,049.

As of September 30, 2008, the Company owns 23,245 shares of common stock of Vyta Corp (“Vyta”). The Company has classified its investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At September 30, 2008, all 23,245 shares of Vyta Corp common stock are tradable, and based upon the closing price of $0.069 per share, the market value of the Vyta common shares at September 30, 2008, was $1,604.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations.  The functional currency of operations outside the United States is the respective local currency.  Foreign currency translation effects are included in accumulated comprehensive income in shareholder’s equity.   The Company does not utilize derivative financial instruments to manage foreign currency fluctuation risk.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company conducted an evaluation, under the supervision and participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) to evaluate the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Certifying Officers have concluded that the Company disclosure controls and procedures were effective at the reasonable assurance level to timely alert management of information required to be disclosed by the Company in reports filed under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

As of September 30, 2008, there have been no material changes to the risk factors disclosed in Part I, Item 1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of the Company’s securities without registration during the three month period ended September 30, 2008:

●	In September, 2008, the Company issued 9,550,000 shares of common stock pursuant to an agreement to exchange $191,000 of debt for equity.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q:

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. During the three-month period ended September 30, 2008, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on August 20, 2008 which included disclosure under Item 5.02 related to the appointment of Paul K. Danner as President and Chief Executive Officer of the Company, effective July 1, 2008.

Current Report on Form 8-K filed on August 28, 2008 which included disclosure under Items 5.03 and 8.01 related to the change in the Company’s name from NewMarket China, Inc. to China Crescent Enterprises, Inc. effective June 2, 2008 and the adoption on August 1, 2008 by the Company’s Board of Directors of a Stock Option and Award Plan.

.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: November 14, 2008	/s/ Paul K. Danner
Paul K. Danner,
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer