Form 10-Q
period 2009-03-31
China Crescent Enterprises, Inc.
filed 2009-05-20
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The Registrant had 129,799,559 shares of Common Stock outstanding as of May 15, 2009.

Item 1.  Unaudited Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,198,412	$2,600,498
Accounts receivable	3,813,218	4,238,294
Inventory	1,494,349	1,858,233
Supplier advances and prepaid expenses	2,513,363	787,149
Advances to affiliate	837,567	687,567
Assets of discontinued operations	9,377	9,377
Other current assets	116,453	68,840
Total current assets	10,982,739	10,249,958

PROPERTY AND EQUIPMENT, NET	87,597	93,185
INTANGIBLE ASSETS	2,993	2,993

Total assets	$11,073,329	$10,346,136

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,050,956	$1,573,643
Short-term borrowing	2,078,455	1,798,542
Accrued expenses and other liabilities	547,027	445,258
Income taxes payable	17,493	-
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	4,002,614	4,126,126

Long-term debt	207,215	151,041

Total liabilities	4,209,829	4,277,167

EQUITY
China Crescent Enterprises, Inc. shareholders' equity:
Common stock; $.001 par value; 100,000,000 shares authorized;
110,944,194 and 69,654,662 shares issued and outstanding	110,944	69,654
at March 31, 2009 and December 31, 2008, respectively
Preferred stock; $.001 par value; 20,000,000 shares authorized;
250,000 shares Series A and 0 shares issued and outstanding	250	250
at March 31, 2009 and December 31, 2008, respectively
Additional paid-in capital	2,496,284	2,173,110
Accumulated comprehensive income	928,201	820,699
Retained earnings	1,504,325	1,392,493
Total China Crescent Enterprises, Inc. stockholders' equity	5,040,004	4,456,206
Noncontrolling interest	1,823,496	1,612,763
Total equity	6,863,500	6,068,969

Total liabilities and equity	$11,073,329	$10,346,136

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008	2007
REVENUE	7,429,308	$8,515,884	$7,079,794

COST OF SALES	6,990,855	8,072,658	6,879,374

Gross Margin	438,453	443,226	200,420

OPERATING EXPENSES
Selling, general and administrative expenses	214,010	277,273	182,871
Depreciation and amortization	1,150	4,446	48,773
Total expenses	215,160	281,719	231,644

Income (loss) from operations	223,293	161,507	(31,224)

OTHER INCOME (EXPENSE)
Interest income	981	-	8
Interest expense	(47,229)	(8,235)	(16,034)
Other income	43,958	43,987	24,409
Other expense	(1,724)	(1,051)	(1,791)
Total other income (expense)	(4,014)	34,701	6,592

Net income before income tax (credit)	219,279	196,208	(24,632)
Foreign income tax	-	5,573	7,796

Net income (loss)	219,279	190,635	(32,428)
Less: net income attributable to noncontrolling interest	(107,447)	(93,411)	15,890

Net income (loss) attributable to China Crescent Enterprises, Inc.	$111,832	$97,224	$(16,538)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(813)	233	-
Gain on foreign currency translation	211,601	324,026	479,307
Total other comprehensive income	210,788	324,259	479,307

Comprehensive income	430,067	514,894	446,879
Comprehensive income attributable to the noncontrolling interest	(210,733)	(252,298)	(218,971)
Comprehensive income attributable to China Crescent Enterprises, Inc.	$219,334	$262,596	$227,908

Earnings per share-basic and diluted:
Net income attributable to China Crescent Enterprises, Inc.
shareholders - basic	$0.00	$0.00	$(0.00)
Net income attributable to China Crescent Enterprises, Inc.
shareholders - diluted	$0.00	$0.00	$(0.00)

Number of weighted average common shares o/s-basic	95,296,483	29,075,773	26,025,485
Number of weighted average common shares o/s-diluted	200,000,000	72,689,433	31,613,219

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Changes in Equity
December 31, 2008 Through March 31, 2009
(Unaudited)

			China Crescent Enterprises, Inc. Shareholders
							Additional	Accumulated
		Comprehensive	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Retained	Noncontrolling
	Total	Income	Preferred	Common	Preferred	Common	Capital	Income	Earnings	Interest
BEGINNING BALANCE, December 31, 2008	$6,068,969	$-	250,000	69,654,662	$250	$69,654	$2,173,110	$820,699	$1,392,493	$1,612,763
Conversion of debt to common stock	364,464			41,289,532		41,290	323,174
Comprehensive income:
Net income	219,279	219,279							111,832	107,447
Other comprehensive net income:
Unrealized loss on available for sale securities	(813)	(813)						(415)		(398)
Gain on foreign currency translation	211,601	211,601						107,917		103,684
Other comprehensive income	210,788	210,788
Comprehensive income	430,067	$430,067

ENDING BALANCE, March 31, 2009	$6,863,500		250,000	110,944,194	$250	$110,944	$2,496,284	$928,201	$1,504,325	$1,823,496

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,832	$97,224	$(16,538)
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	107,447	93,411	-
Depreciation	1,150	4,446	48,773
Loss on sale of property, plant & equipment	-	-	(15,890)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	425,076	(950,892)	(1,317,590)
(Increase) decrease in advances and other assets	(1,726,214)	(751,854)	(362,996)
(Increase) decrease in inventory	374,634	(57,050)	(529,121)
Increase (decrease) in accounts payable	(523,608)	(599,409)	(102,610)
Increase (decrease) in accrued expenses and other payables	100,758	181,583	1,285,448
Net cash used in operating activities	(1,128,925)	(1,982,541)	(1,010,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	(150,000)
Purchase of property and equipment	-	-	(49,293)
Net cash used in investing activities	(150,000)	-	(49,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	282,391	670,896	(58,380)
Proceeds from long-term debt	56,174	279,540	-
Net cash provided (used) by financing activities	338,565	950,436	(58,380)

Effect of exchange rates on cash	538,274	245,229	406,734

Net decrease in cash and equivalents	(402,086)	(786,876)	(711,463)

CASH, beginning of period	2,600,498	1,488,774	1,168,344

CASH, end of period	$2,198,412	$701,898	$456,881

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

1.  BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements include the accounts of China Crescent Enterprises, Inc. (formerly known as NewMarket China, Inc. or “NewMarket China”) a Nevada corporation (“we”, “our” or the “Company”),  These statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in our Annual Report on Form 10-K.  Operating results for interim periods presented are not necessarily indicative or the results that may be expected for the year ending December 31, 2009.

In October 2004, we discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti.  On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code (Note 3).

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

BASIS OF PRESENTATION

We prepare our financial statements on the accrual basis of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.    Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of our wholly-owned subsidiary Brunetti DEC, LLC, (“Brunetti”) a Colorado limited liability company and our Chinese wholly-owned foreign entity, Clipper Technology, Inc. (“CLPTEC”).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and lines of credit approximate their carrying amounts due to the short maturities of these instruments.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

INVENTORY

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

OTHER ASSETS

Available for sale securities consist of 23,245 shares of common stock of Vyta Corp (“Vyta”) (Note 4).  These securities are carried at fair value ($349 at March 31, 2009) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets, which range from five to seven years.

REVENUE RECOGNITION

We are engaged in the business of resale of computer hardware and software and IT consulting services in the People’s Republic of China (“China”).  Revenue from product sales, which accounts for the substantial majority of revenue, is recognized upon delivery.  IT Consulting services are invoiced under a time and materials contract.  Revenue is recognized as time is spent on hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses.

FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES)

Our principal operations are located in China. We invoice our customers in RMB, the local currency, and if the our payment is denominated in a foreign currency, we translate the payment and record a foreign currency transaction gain or loss in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation”.

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

STOCK-BASED COMPENSATION

We have a  stock  option  plan which permit the grant of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  Options are generally granted with an exercise price equal to the market price of our common stock on the date of the grant and with vesting rates, as determined by our Board of Directors.  We account for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant.  Determining the fair value of share-based awards at the grant date requires the use of estimates.  Actual results, and future changes in estimates, may differ from the current estimates.

There were no options granted during the three months ended  March 31, 2009, and all options granted prior to the adoption  of  SFAS  123(R)  and  outstanding  during  the  periods  presented are fully vested.

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

Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.  Stock options and warrants are not considered in the calculation at March 31, 2009, as the impact of the potential common shares would be to decrease income (loss) per share. Therefore, diluted income (loss) per share is equivalent to basic income (loss) per share.

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

COMPREHENSIVE INCOME

SFAS 130, “Reporting Comprehensive Income”, requires the reporting and display of comprehensive income and its components.  SFAS 130 requires unrealized gains and losses on our available for sale securities to be included in comprehensive income as well as gains or losses due to foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS 141, “Business Combinations”, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value.  SFAS 141(R) also requires transaction costs related to the business combination to be expensed at incurred.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  We do not believe that the adoption of SFAS 141(R) will have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2009. We do not believe that this recent accounting pronouncement will have a material impact on our consolidated financial statements.

In February 2008, FASB issued Financial Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We believe that the requirements of SFAS 161 will not have a material effect on our consolidated financial statements.

In April 2008, FASB issued FSP 142-3, “Determination of Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which provides a consistent framework for determining what accounting principles should be used when preparing financial statements under generally accepted accounting principles in the U.S.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have an impact on our consolidated financial statements.

2. DESCRIPTION OF BUSINESS:

NewMarket China was formed in 2006 as a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”), a technology and systems integration company based in Dallas, Texas.   Our headquarters is located in Dallas but our primary operations are currently in the People’s Republic of China (“China”).  To date, the majority of our sales have been information technology products and services sold within China.

In October 2006, Intercell International Corporation (“Intercell”) executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc.  The Agreement, provided for Intercell to acquire from NewMarket Technology our subsidiary  through the exchange of  all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, we became a wholly-owned subsidiary of Intercell.

In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock (“Series A Preferred”) from Intercell for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of our issued and outstanding common stock any time after August 31, 2006. The shares have a voting right equal to 60% of our issued and outstanding common stock.

As a result of this reorganization, our stockholders’ equity (deficit) has been adjusted to reflect the effect of this transaction.

In June 2008, we changed our name to China Crescent Enterprises, Inc.

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

At March 31, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended March 31, 2009.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2008 and 2007 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4. INVESTMENT IN VYTA CORP.:

At March 31, 2009, we own 23,245 shares of the common stock of Vyta Corp.  Beginning October 21, 2003, based on factors which indicated that we did not have the ability to exercise significant influence, we changed our method of accounting for the Vyta Corp shares to the method of accounting prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  We have classified our investment in these Vyta Corp shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At March 31, 2009, 23,245 shares of Vyta were available for sale and had a fair market value of $349 based on a closing price of $0.015 per share.  We did not sell any available for sale securities during the three months ended March 31, 2009.

5.  STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

We had established a Compensatory Stock Option Plan (the “1995 Plan” or the “Option Plan”) and had reserved 10,000,000 shares of common stock for issuance under the Option Plan.  Incentive stock options were granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options were granted at not less than 50% of the stock’s fair market value at the date of grant or the date the exercise price of any such option is modified.  Vesting provisions were determined by the Board of Directors.  All stock options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding as of March 31, 2009:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$0.14-0.51	4,750,000	4-5 years	$ 0.43	4,750,000	$0.14-0.51

In August 2008, we established a Stock Option and Award Plan (the “2008 Plan”) and have reserved 10,000,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by the Board of Directors.  There have been no grants made under the 2008 Plan as of March 31, 2009.

WARRANTS

At March 31, 2009, there were no warrants to purchase common stock outstanding.   During the three month period ended March 31, 2009, 700,000 warrants expired.

6.  SUBSEQUENT EVENTS

In March 2009, we announced that CLPTEC acquired an additional 25% interest in Clipper Huali, Ltd. from Huali in exchange for the issuance of 750 shares of Series B Convertible Preferred Stock, $.001 par value, $1,000 per share stated value, bringing its total ownership in Clipper Huali, Ltd. to 76% and reducing Huali’s ownership interest to 24%.  The accounting for this transaction will be effective April 1, 2009.

In March 2009, we filed a Definitive Information Statement on Schedule 14C indicating that our Board of Directors had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty-five old shares basis. Additionally, our Articles of Incorporation will to be amended to increase the number of authorized common shares from two hundred million (200,000,000) to one billion (1,000,000,000).  These actions will be effective on or after April 14, 2009.

In March 2009, NewMarket Technology, the holder of our Series A Preferred, announced their intention to exchange their shares of Series A Preferred for two new classes of preferred stock.  One of these classes will be a non-convertible preferred stock which will represent a controlling interest in the Company.  The other class of preferred stock will be designated for conversion into our common stock to be used as a stock dividend distribution to NewMarket Technology shareholders. We anticipate that this share exchange will be completed in the second quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements.  Any forward-looking statement or statements speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events.  Therefore, forward-looking statements should not be relied upon as prediction of actual future results.   For further information, refer to our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of March 31, 2009.

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

In October 2006, we executed an Agreement and Plan of Reorganization (“the Agreement”) with NewMarket China, Inc. (“NewMarket China” or “the Company”), a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”).  The Agreement, provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China through the exchange of  all of the issued and outstanding stock of NewMarket China, one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.

 In June 2008, we changed the Company name to China Crescent Enterprises, Inc.  In July 2008, Paul K. Danner was appointed President and Chief Executive Officer of the Company.

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

Net sales decreased 13% from $8,515,884 for the quarter ended March 31, 2008 to $7,429,308 for the quarter ended March 31, 2009. This was due to decreased sales of our products primarily in the Ningbo region.   Cost of sales also decreased 13% from $8,072,658 for the quarter ended March 31, 2008 to $6,990,855 for the quarter ended March 31, 2009. This decrease was primarily due to of the corresponding decrease in sales volume.   Cost of sales, as a percentage of revenue was approximately 94% and 95% for the three months ended March 31, 2009 and 2008, respectively. Management will continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will try to leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the three months ended March 31, 2009 were $214,010 compared to $277,273 for the three months ended March 31, 2008, a decrease of 23%.  The decrease is primarily attributable to decreased headcount in the Ningbo region. General and administrative expenses as a percentage of revenue were 3% and 3% for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, the Company recognized net income of $111,832 after accounting for the noncontrolling interest in a consolidated subsidiary, compared to net income of $97,224 during the three months ended March 31, 2008, a 15% increase.  The increase in net income is attributable to a decrease in general and administrative expenses for the quarter.  Comprehensive income for the three months ended March 31, 2009 was $430,067 compared to $514,894 for three months ended March 31, 2008.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses on investment securities held.

Liquidity and Capital Resources

Our cash balance at March 31, 2009 decreased $402,086, from $2,600,498 as of December 31, 2008, to $2,198,412. The decrease was the result of cash used in operating activities of $1,128,925, and cash used in investing activities of $150,000, offset by cash provided by financing activities of $338,565 and the effect of exchange rates on cash of $538,274.  Operating activities for the three months ended March 31, 2009 exclusive of changes in operating assets and liabilities provided $220,429, as well as a decrease in accounts receivable and inventory of $799,710 and an increase in accrued expenses $100,758, offset by an increase in advances and prepaid expenses of $1,726,214, and a decrease in accounts payable of $523,608.

As of March 31, 2009, we own 23,245 shares of common stock of Vyta Corp (“Vyta”). We have classified our investment in Vyta as available for sale securities in which unrealized gains (losses) are recorded to shareholders’ equity.  At March 31, 2009, all 23,245 shares of Vyta Corp common stock are tradable, and based upon the closing price of $0.015 per share, the market value of the Vyta common shares at March 31, 2009, was $349.

To the extent our operations are not sufficient to fund our capital requirements, we may enter into a revolving loan agreement with a financial institution, attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations.  The functional currency of operations outside the United States is the respective local currency.  Foreign currency translation effects are included in accumulated comprehensive income in shareholder’s equity.   We do not utilize derivative financial instruments to manage foreign currency fluctuation risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we conducted an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to timely alert management of information required to be disclosed by the Company in reports filed under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we become involved in various legal proceedings.  Although the final outcome of such proceedings cannot be predicted, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Item 1A.  Risk Factors

As of March 31, 2009, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2009:

●	In January 2009, the Company issued 17,500,000 shares of common stock pursuant to an agreement to exchange $161,000 of debt for equity.
●	In February 2009, the Company issued 19,600,000 shares of common stock pursuant to an agreement to exchange $149,000 of debt for equity.
●	In March 2009, the Company issued 4,189,532 shares of common stock pursuant to an agreement to exchange $54,464 of debt for equity.

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

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

In March 2009, we filed a Definitive Information Statement on Schedule 14C indicating that our Board of Directors had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty-five old shares basis. Additionally, our Articles of Incorporation will be amended to increase the number of authorized common shares from two hundred million (200,000,000) to one billion (1,000,000,000).  These actions will be effective on or after April 14, 2009.

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
Reports on Form 8-K.   During the three-month period ended March 31, 2009, we filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on March 31, 2009 which included disclosure under Item 1.01 related to the purchase by the Company of an additional 25% of the stock of Clipper Huali Ltd. from Huali Group in exchange for the issuance of 750 shares of Series B Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: May 20, 2009	/s/ Paul K. Danner
Paul K. Danner,
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer