Form 10-Q
period 2009-06-30
China Crescent Enterprises, Inc.
filed 2009-08-19
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐     No ☑

Item 1.  Unaudited Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,259,195	$2,600,498
Accounts receivable	5,021,369	4,238,294
Inventory	2,134,965	1,858,233
Supplier advances	1,005,984	787,149
Advances to affiliate	942,760	687,567
Assets of discontinued operations	9,377	9,377
Other current assets	76,772	68,840
Total current assets	11,450,423	10,249,958

PROPERTY AND EQUIPMENT, NET	83,161	93,185
INTANGIBLE ASSETS	2,989	2,993

Total assets	$11,536,572	$10,346,136

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,399,085	$1,573,643
Short-term debt	995,420	1,798,542
Accrued expenses and other liabilities	565,235	445,258
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,268,423	4,126,126

Long-term debt	167,142	151,041

Total liabilities	3,435,565	4,277,167

EQUITY
Common stock; $.001 par value; 1,000,000,000 shares authorized;
20,030,240 and 1,070,186 shares issued and outstanding	20,030	1,070
at June 30, 2009 and December 31, 2008, respectively
Preferred stock; $.001 par value; 20,000,000 shares authorized;	-
Series A 250,000 and 250,000; Series B 750 and 0 shares issued	251	250
and outstanding at June 30, 2009 and December 31, 2008, respectively
Additional paid-in capital	3,965,872	2,241,694
Accumulated comprehensive income	357,079	820,699
Retained earnings	2,707,920	1,392,493
Total China Crescent Enterprises, Inc. stockholders' equity	7,051,152	4,456,206
Noncontrolling interest	1,049,855	1,612,763
Total equity	8,101,007	6,068,969

Total liabilities and equity	$11,536,572	$10,346,136

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$9,556,566	$10,674,855	$16,985,874	$19,190,739

COST OF SALES	7,942,007	9,880,910	14,932,862	17,953,568

Gross Margin	1,614,559	793,945	2,053,012	1,237,171

OPERATING EXPENSES
Selling, general and administrative expenses	315,314	271,730	529,324	549,003
Depreciation and amortization	5,242	1,357	6,392	5,803
Total expenses	320,556	273,087	535,716	554,806

Income (loss) from operations	1,294,003	520,858	1,517,296	682,365

OTHER INCOME (EXPENSE)
Interest income	(79)	468	902	468
Interest expense	(54,711)	(47,294)	(101,940)	(55,529)
Other income	45,624	57,547	89,582	101,534
Other expense	(1,627)	(1,659)	(3,351)	(2,710)
Total other income (expense)	(10,793)	9,062	(14,807)	43,763

Net income before income tax (credit) and
noncontrolling interest	1,283,210	529,920	1,502,489	726,128
Foreign income tax	-	(10,515)	-	(16,088)
Noncontrolling interest in consolidated subsidiary	(259,970)	(254,509)	(367,417)	(347,920)

Net income	1,023,240	264,896	1,135,072	362,120

Other comprehensive income (loss)
Gain (loss) on investment security	(210)	(1,627)	(1,023)	(1,394)
Foreign currency translation gain (loss)	(674,198)	34,053	(462,597)	358,079

Comprehensive income	348,832	297,322	671,452	718,805

Income per weighted-average common share-basic	$0.11	$0.20	$0.17	$0.29
Income per weighted-average common share-diluted	$0.07	$0.13	$0.11	$0.19

Number of weighted average common shares o/s-basic	9,378,599	1,325,641	6,610,607	1,244,785
Number of weighted average common shares o/s-diluted	14,067,899	1,988,462	9,915,911	1,867,178

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Stockholder's Equity
(Unaudited)

					Additional	Accumulated
	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Retained	Total
	Preferred	Common	Preferred	Common	Capital	Income/(Loss)	Earnings	Equity
BEGINNING BALANCE, January 1, 2009	250,000	2,786,186	$250	$2,786	$2,239,978	$820,699	$1,392,493	$4,456,206
Issuance of shares for exchange of debt		17,244,053		17,244	975,895			993,139
Issuance of preferred shares for purchase of
additional interest in subsidiary	750		1		749,999		180,355	930,355
Other comprehensive income						(463,620)		(463,620)
Net income							1,135,072	1,135,072
BALANCE, June 30, 2009	250,750	20,030,239	$251	$20,030	$3,965,872	$357,079	$2,707,920	$7,051,152

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,135,072	$362,120
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	367,417	347,920
Depreciation	6,392	5,803
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(783,075)	(1,163,931)
(Increase) decrease in supplier advances and other assets	(226,767)	(414,204)
(Increase) decrease in inventory	(276,732)	18,593
Increase (decrease) in accounts payable	(174,558)	(729,012)
Increase (decrease) in accrued expenses and other payables	119,977	75,991
Net cash provided/(used) by operating activities	167,726	(1,496,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	-	680,832
Proceeds from long-term debt	-	113,472
Advances to affiliates	(255,193)	-
Net cash provided/(used) by financing activities	(255,193)	794,304

Effect of exchange rates on cash	(253,836)	(24,221)

Net increase (decrease) in cash and equivalents	(341,303)	(726,637)

CASH, beginning of period	2,600,498	1,488,774

CASH, end of period	$2,259,195	$762,137

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

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

Basis of Presentation

The Company prepares its financial statements using the accrual basis of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.    Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of the wholly-owned subsidiaries Brunetti DEC, LLC, (“Brunetti”) a Colorado limited liability company and Clipper Technology, Inc. (“ClpTec”), a Chinese wholly-owned foreign entity.

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

Principles of Consolidation

The Company accounts for investments in subsidiaries in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 94, “Consolidation of all Majority-owned Subsidiaries”, and Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.”  The Company uses the consolidation method to report its investment in its subsidiaries and other companies when the Company owns a majority of the voting stock of the subsidiary.  All inter-company balances and transactions have been eliminated.

Fair Value Instruments

Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  As a basis for considering assumptions, SFAS 157 established a three-tier hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Quoted prices for identical instruments in active markets
•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in non-active markets, or model-driven valuations in which all significant inputs are observable in active markets

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; it applies to other accounting pronouncements that either require or permit fair value measurements.

Certain assets and liabilities are measured at fair-value on a non-recurring basis.  These assets include goodwill and intangible assets and are the result of acquisitions.  Items valued using internally generated valuation techniques are classified according to the lowest level input.  Thus an item may be classified as Level 3 and such instruments are not measured at fair value on  n ongoing basis but are subject to fair value adjustments in certain circumstances, for example when there is evidence of impairment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Inventory

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

Other Assets

Available-for-sale securities consist of 23,245 shares of common stock of Vyta Corp (“Vyta”) (Note 4).  These securities are carried at fair value ($139 at June 30, 2009) based upon quoted market prices.  Unrealized gains and losses are computed on the average cost basis and are reported as a separate component of comprehensive income, included as a separate item in stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than temporary, are included in other income (expense).

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

Foreign Currency Transaction and Translation Gains (Losses)

The Company’s principal operations are located in China. The Company invoices customers in RMB, the local currency, and if the payment received is denominated in a foreign currency, the payment is translated and the Company records a foreign currency transaction gain or loss in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation”.

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

Stock-Based Compensation

The Company has two  stock  option  plans which permit the granting of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  Options are generally granted with an exercise price equal to the market price of the common stock of the Company on the date of the grant and with vesting rates, as determined by the Board of Directors.  The Company accounts for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant.  Determining the fair value of share-based awards at the grant date requires the use of estimates.  Actual results, and future changes in estimates, may differ from the current estimates.

There were no options granted during the three months ended  June 30, 2009, and all options granted prior to the adoption  of  SFAS  123(R)  and  outstanding  during  the  periods  presented were fully vested.

Net Income Per Share

The Company has adopted SFAS 128, “Earnings Per Share”, specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. excludes Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Recently Issued Accounting Standards

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company has adopted this standard in fiscal 2009.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, FASB issued Financial Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, FASB issued FSP 142-3, “Determination of Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued. SFAS 165 is effective for interim reporting periods after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to materially affect its consolidated financial statements.

2.  DESCRIPTION OF BUSINESS:

NewMarket China was formed in 2006 as a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”), a technology and systems integration company based in Dallas, Texas.   The Company’s headquarters is located in Dallas but the primary operations are currently in the People’s Republic of China (“China”).  To date, the majority of the Company’s sales have been information technology products and services sold within China.  These services are provided through the Company’s subsidiaries as detailed below:

•
Clipper Technology, Ltd. (“ClpTec”):  A Wholly Owned Foreign Entity (“WOFE”) registered in Shanghai, China, which provides consulting, development, implementation, and maintenance of technology systems which include both software and hardware peripherals for computing, communication, and data exchanges related to general business applications as well as the specialty fields of medical, security, military and homeland defense applications.

•
Clipper Huali Co., Ltd. (“Clipper-Huali”).  Clipper Huali was originally formed as a collaborative business enterprise between ClpTec and a consortium of Chinese technology firms called The Huali Group, Ltd. (“Huali”). Clipper-Huali is registered in the City of Ningbo, China. Effective April 1, 2009, Clipper-Huali is owned 76% by ClpTec and 24% by Huali. Clipper-Huali is engaged in the sales, distribution and integration of IT products including notebook and desktop computers, printers, servers, network equipment, and peripheral devices from a number of global brand partners and is also an authorized reseller of operating systems, database, middleware and other software applications.

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

As a result of this reorganization, stockholders’ equity has been adjusted to reflect the effect of this transaction.

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

At June 30, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended June 30, 2009.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2008 and 2007 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4. INVESTMENT IN VYTA CORP.:

At June 30, 2009, the Company owns 23,245 shares of the common stock of Vyta Corp.  Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed the method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company has classified its investment in these Vyta Corp shares as available-for-sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  At June 30, 2009, 23,245 shares of Vyta were available for sale and had a fair market value of $139 based on a closing price of $0.006 per share.  The Company did not sell any available for sale securities during the three months ended June 30, 2009.

5.  STOCKHOLDER’S EQUITY:

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value of common stock.  The Company had 20,030,240 shares of common stock issued and outstanding at June 30, 2009.

During the second quarter of 2009, the Company issued 15,592,472 shares of common stock as follows:

•	In April 2009, the Company issued 1,660,268 shares of common stock pursuant to an agreement to exchange $145,275 in debt for equity.
•	In May 2009, the Company issued 5,768,343 shares of common stock pursuant to an agreement to exchange $238,400 in debt for equity.
•	In June 2009, the Company issued 8,163,861 shares of common stock pursuant to an agreement to exchange $245,000 in debt for equity.

On May 12, 2009, the Company announced the effectiveness of a 25-for-1 reverse stock split.  The financial statements have been adjusted to reflect this change in stockholder’s equity.  Additionally, the Company’s new trading symbol for the common stock on the OTC Bulletin Board is CCTR.

Preferred Stock

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had 250,000 shares of Series A Preferred and 750 shares of Series B Preferred stock issued and outstanding at June 30, 2009.

On April 1, 2009, the Company issued 750 shares of Series B Convertible Preferred Stock, $.001 par value, $1,000 per share stated value, in conjunction with the previously announced acquisition by ClpTec of an additional 25% interest in Clipper-Huali from Huali, bringing its total ownership in Clipper-Huali to 76% and reducing Huali’s ownership interest to 24%.

6.  STOCK OPTIONS AND WARRANTS:

Stock Options

The Company established a Compensatory Stock Option Plan (the “1995 Plan” or the “Option Plan”) and had reserved 10,000,000 shares of common stock for issuance under the Option Plan.  Incentive stock options were granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options were granted at not less than 50% of the stock’s fair market value at the date of grant or the date the exercise price of any such option is modified.  Vesting provisions were determined by the Board of Directors.  All stock options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding as of June 30, 2009:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$3.50-12.75	190,000	4-5 years	$ 10.75	190,000	$3.50-12.75

In August 2008, the Company established a Stock Option and Award Plan (the “2008 Plan”) and has reserved 10,000,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by the Board of Directors.  There have been no grants made under the 2008 Plan as of June 30, 2009.

Warrants

At June 30, 2009, there were no warrants to purchase common stock outstanding.

7.  SUBSEQUENT EVENTS:

In March 2009, NewMarket Technology, the holder of the Company’s Series A Preferred, announced their intention to exchange their shares of Series A Preferred for two new classes of preferred stock.  One of these classes will be a non-convertible preferred stock which will represent a controlling interest in the Company.  The other class of preferred stock will be designated for conversion into common stock to be used as a stock dividend distribution to NewMarket Technology shareholders. It is anticipated that this share exchange will be completed in the third quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements, You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience and well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on our website at www.ChinaCrescent.com ..

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of June 30, 2009.

Results of Operations

On March 16, 2005, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code.  On April 5, 2006, the United States Bankruptcy Court, District of Colorado dismissed the Chapter 11 proceedings.

On October 20, 2003, we acquired a controlling 60% equity interest in Brunetti for a $700,000 cash contribution to Brunetti. On January 30, 2004, we acquired the remaining 40% equity interest in Brunetti for a $300,000 cash contribution to Brunetti. In October 2004, the operations of Brunetti were ceased and on March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.  At such time, we began to account for the operations of Brunetti as discontinued operations.

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

On April 1, 2009, we issued 750 shares of Series B Convertible Preferred Stock, $.001 par value, $1,000 per share stated value, in conjunction with the previously announced acquisition by ClpTec of an additional 25% interest in Clipper-Huali from Huali, bringing our total ownership in Clipper-Huali to 76% and reducing Huali’s ownership interest to 24%.

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Net sales decreased 10% from $10,674,855 for the quarter ended June 30, 2008 to $9,556,566 for the quarter ended June 30, 2009. This was due to decreased sales of our products primarily in the Ningbo region.   Cost of sales also decreased 20% from $9,880,910 for the quarter ended June 30, 2008 compared to $7,942,007 for the quarter ended June 30, 2009. This decrease was due to  the corresponding decrease in sales volume.   Cost of sales, as a percentage of revenue was approximately 83% and 93% for the three months ended June 30, 2009 and 2008, respectively. Our management will continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will try to leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the three months ended June 30, 2009 were $315,314 compared to $271,730 for the three months ended June 30, 2008, an increase of 16%.  The increase is primarily attributable to increased headcount in the Hangzhou region. General and administrative expenses as a percentage of revenue were 3% and 3% for the three months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2009, the Company recognized net income of $1,023,240 after accounting for the noncontrolling interest in a consolidated subsidiary, compared to net income of $264,896 during the three months ended June 30, 2008, a 286% increase.  The increase in net income is attributable to an increase in gross margin for the quarter.  Comprehensive income for the three months ended June 30, 2009 was $348,832 compared to $297,322 for three months ended June 30, 2008.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses on investment securities held.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

Net sales decreased 11% from $19,190,739 for the six months ended June 30, 2008 to $16,985,874 for the six months ended June 30, 2009. This was due to decreased sales of our products primarily in the Ningbo region.   Cost of sales decreased 17% from $17,953,568 for the six months ended June 30, 2008 to $14,932,862 for the six months ended June 30, 2009. This decrease was primarily due to of the corresponding decrease in sales volume.   Cost of sales, as a percentage of revenue was approximately 88% and 94% for the six months ended June 30, 2009 and 2008, respectively. Management will continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will try to leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the six months ended June 30, 2009 were $529,324 compared to $549,003 for the six months ended June 30, 2008, a decrease of 4%.  The decrease is primarily attributable to decreased headcount in the Ningbo region. General and administrative expenses as a percentage of revenue were 3% and 3% for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company recognized net income of $1,135,072 after accounting for the noncontrolling interest in a consolidated subsidiary, compared to net income of $362,120 during the six months ended June 30, 2008, a 213% increase.  The increase in net income is attributable to an increase in gross margin as well as a slight decrease in general and administrative expenses for the six month period. Comprehensive income for the six months ended June 30, 2009 was $671,452 compared to $718,805 for six months ended June 30, 2008.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses on investment securities held.

Liquidity and Capital Resources

Our cash balance at June 30, 2009 decreased $341,303, from $2,600,498 as of December 31, 2008, to $2,259,195. The decrease was the result of cash provided by operating activities of $167,726, cash used in financing activities of $255,193 and the effect of exchange rates on cash of $253,836. Operating activities for the six months ended June 30, 2009 exclusive of changes in operating assets and liabilities provided $1,508,881, as well as an increase in accrued expenses $119,977, offset by an increase in accounts receivable and inventory of $1,059,807, an increase in supplier advances of $226,767, and a decrease in accounts payable of $174,558.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we conducted an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to timely alert management of information required to be disclosed by the Company in reports filed under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.   Risk Factors

As of June 30, 2009, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended June 30, 2009:

•	In April 2009, the Company issued 1,660,268 shares of common stock pursuant to an agreement to exchange $145,275 in debt for equity.
•	In May 2009, the Company issued 5,768,343 shares of common stock pursuant to an agreement to exchange $238,400 in debt for equity.
•	In June 2009, the Company issued 8,163,861 shares of common stock pursuant to an agreement to exchange $245,000 in debt for equity.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

In March 2009, we filed a Definitive Information Statement on Schedule 14C indicating that our Board of Directors had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty-five old shares basis. Additionally, our Articles of Incorporation were amended to increase the number of authorized common shares from two hundred million (200,000,000) to one billion (1,000,000,000).  This action was effective on May 12, 2009.

Item 5.  Other Information

None

Item 6.      Exhibits

a	(a)	Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q:

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

(b)	Reports on Form 8-K. During the three-month period ended June 30, 2009, we filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on June 3, 2009 which included disclosure under Item 1.01  related to the execution by the Company of an Outsourcing Services Agreement with Beijing Chuangzhitongda Technology Development Co., Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date:        August 19, 2009                                                                                     /s/ Paul K. Danner
Paul K. Danner,
Chief Executive Officer

/s/  Philip J. Rauch
 Philip J. Rauch,
 Chief Financial Officer