Form 10-Q
period 2009-09-30
China Crescent Enterprises, Inc.
filed 2009-11-19
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐     No ☑

The Registrant had 124,749,303 shares of Common Stock outstanding as of November 16, 2009.

Item 1.  Unaudited Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,347,018	$2,600,498
Accounts receivable	6,768,180	4,238,294
Inventory	2,398,446	1,858,233
Supplier advances	1,779,766	787,149
Advances to affiliate	1,000,000	687,567
Assets of discontinued operations	9,337	9,377
Other current assets		68,840
Total current assets	14,302,747	10,249,958

PROPERTY AND EQUIPMENT, NET	78,565	93,185
INTANGIBLE ASSETS	2,993	2,993

Total assets	$14,384,305	$10,346,136

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,323,081	$1,573,643
Short-term debt	672,142	1,798,542
Accrued expenses and other liabilities	709,953	445,258
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,013,859	4,126,126

Long-term debt	720,555	151,041

Total liabilities	3,734,414	4,277,167

EQUITY
Common stock; $.001 par value; 1,000,000,000 shares authorized;
81,638,107 and 1,070,186 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	81,638	1,070
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series A 250,000 and 250,000; Series B 750 and 0 shares issued
and outstanding at September 30, 2009 and December 31, 2008, respectively	251	250
Additional paid-in capital	5,302,592	2,241,694
Accumulated comprehensive income	505,153	820,699
Retained earnings	3,451,802	1,392,493
Total China Crescent Enterprises, Inc. stockholders' equity	9,341,436	4,456,206
Noncontrolling interest	1,308,455	1,612,763
Total equity	10,649,891	6,068,969

Total liabilities and equity	$14,384,305	$10,346,136

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE	$13,344,273	$11,144,564	$30,330,147	$30,335,303

COST OF SALES	12,072,141	10,511,971	27,005,003	28,465,539

Gross Margin	1,272,132	632,593	3,325,144	1,869,764

OPERATING EXPENSES
Selling, general and administrative expenses	285,020	267,216	814,344	816,219
Depreciation and amortization	5,270	5,183	11,662	10,986
Total expenses	290,290	272,399	826,006	827,205

Income (loss) from operations	981,842	360,194	2,499,138	1,042,559

OTHER INCOME (EXPENSE)
Interest income	-	11	902	479
Interest expense	(38,401)	(77,645)	(140,341)	(133,174)
Other income	73,525	31,542	163,107	133,076
Other expense	(1,424)	(1,501)	(4,775)	(4,211)
Total other income (expense)	33,700	(47,593)	18,893	(3,830)

Net income before income tax (credit) and
noncontrolling interest	1,015,542	312,601	2,518,031	1,038,729
Foreign income tax	(13,060)	(8,917)	(13,060)	(25,005)
Noncontrolling interest in consolidated subsidiary	(258,600)	(148,805)	(626,017)	(496,725)

Net income	743,882	154,879	1,878,954	516,999

Other comprehensive income (loss)
Gain (loss) on investment security	(139)	(2,348)	(1,162)	(3,742)
Foreign currency translation gain (loss)	148,213	42,333	(314,384)	400,412

Comprehensive income	891,956	194,864	1,563,408	913,669

Income per weighted-average common share-basic	$0.01	$0.10	$0.09	$0.39
Income per weighted-average common share-diluted	$0.01	$0.04	$0.04	$0.15

Number of weighted average common shares o/s-basic	49,607,610	1,536,351	21,200,439	1,337,414
Number of weighted average common shares o/s-diluted	124,019,025	3,840,878	53,001,098	3,343,536

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Stockholder's Equity
(Unaudited)

					Additional	Accumulated
	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Retained	Total
	Preferred	Common	Preferred	Common	Capital	Income/(Loss)	Earnings	Equity
BEGINNING BALANCE, January 1, 2009	250,000	2,786,186	$250	$2,786	$2,239,978	$820,699	$1,392,493	$4,456,206
Issuance of shares for exchange of debt		78,851,921		78,852	2,312,615			2,391,467
Issuance of preferred shares for purchase of
additional interest in subsidiary	750		1		749,999		180,355	930,355
Other comprehensive income						(315,546)		(315,546)
Net income							1,878,954	1,878,954
ENDING BALANCE, September 30, 2009	250,750	81,638,107	$251	$81,638	$5,302,592	$505,153	$3,451,802	$9,341,436

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,878,954	$516,999
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	626,017	496,725
Depreciation	11,662	10,986
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,529,886)	(1,665,245)
(Increase) decrease in supplier advances and other assets	(981,122)	(856,877)
(Increase) decrease in inventory	(538,213)	(312,478)
Increase (decrease) in accounts payable	(243,675)	(302,049)
Increase (decrease) in accrued expenses and other payables	271,184	540,486
Net cash used by operating activities	(1,505,079)	(1,571,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	10,116	-
Net cash provided by investing activities	10,116	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	262,897	688,176
Proceeds from long-term debt	585,122	148,101
Advances to affiliates	(272,433)	-
Net cash provided by financing activities	575,586	836,277

Effect of exchange rates on cash	665,897	205,837

Net decrease in cash and equivalents	(253,480)	(529,339)

CASH, beginning of period	2,600,498	1,488,774

CASH, end of period	$2,347,018	$959,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
Common stock issued to settle debt	$1,398,328	$621,500

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

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

Basis of Presentation

The Company prepares its financials statements using the accrual basis of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.    Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of the  wholly-owned subsidiaries Brunetti DEC, LLC, (“Brunetti”) a Colorado limited liability company and Clipper Technology, Inc. (“ClpTec”), a Chinese wholly-owned foreign entity.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets.  SFAS No. 166 is effective for annual reporting periods after November 15 2009.  The adoption of the provisions of SFAS No. 166 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS No. 167 is effective for annual reporting periods after November 15 2009.  The adoption of the provisions of SFAS No. 167 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of the provisions of SFAS No. 168 is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

•
Clipper Huali Co., Ltd. (“Clipper-Huali”).  Clipper-Huali was originally formed as a collaborative business enterprise between ClpTec and a consortium of Chinese technology firms called The Huali Group, Ltd. (“Huali”). Clipper-Huali is registered in the City of Ningbo, China. Effective April 1, 2009, Clipper-Huali is owned 76% by ClpTec and 24% by Huali. Clipper-Huali is engaged in the sales, distribution and integration of IT products including notebook and desktop computers, printers, servers, network equipment, and peripheral devices from a number of global brand partners and is also an authorized reseller of operating systems, database, middleware and other software applications.

In October 2006, Intercell International Corporation (“Intercell”) executed an Agreement and Plan of Reorganization (the “Agreement”) with NewMarket China, Inc.  The Agreement, provided for Intercell to acquire from NewMarket Technology our subsidiary  through the exchange of  all of the issued and outstanding stock of NewMarket China, Inc., one thousand (1,000) shares held by NewMarket Technology for  two million (2,000,000) restricted common shares of Intercell. As a result of the Agreement, NewMarket China became a wholly-owned subsidiary of Intercell.

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

At September 30, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended September 30, 2009.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2008 and 2007 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4. INVESTMENT IN VYTA CORP.:

At September 30, 2009, the Company owns 23,245 shares of the common stock of Vyta Corp.  Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed the method of accounting for the Vyta Corp shares (except for those which are subject to underlying warrants, which are carried at cost) to the method of accounting prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company had previosuly classified its investment in these Vyta Corp shares as available-for-sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  On May 15, 2009, the management of Vyta announced that the company had ceased operations.  As a result, the remaining value of the investment ($139 as of June 30, 2009) has been written off as of September 30, 2009.

5.  STOCKHOLDER’S EQUITY:

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value of common stock.  The Company had 81,638,107 shares of common stock issued and outstanding at September 30, 2009.

During the third quarter of 2009, the Company issued 61,607,867 shares of common stock as follows:

•	In July 2009, the Company issued 18,192,312 shares of common stock pursuant to an agreement to exchange $363,847 in short-term debt for equity.
•	In August 2009, the Company issued 25,716,333 shares of common stock pursuant to an agreement to exchange $592,000 in short-term debt for equity.
•	In September 2009, the Company issued 17,699,222 shares of common stock pursuant to an agreement to exchange $442,481 in short-term debt for equity.

On May 12, 2009, the Company announced the effectiveness of a 25-for-1 reverse stock split.  The financial statements have been adjusted to reflect this change in stockholder’s equity.  Additionally, the Company’s new trading symbol for the common stock on the OTC Bulletin Board is CCTR.

Preferred Stock

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are determined by the Board of Directors prior to issuance.  The Company had 250,000 shares of Series A Preferred and 750 shares of Series B Preferred stock issued and outstanding at September 30, 2009.

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

The following table summarizes information about stock options outstanding as of September 30, 2009:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price

$3.50-12.75	190,000	4-5 years	$ 10.75	190,000	$3.50-12.75

In August 2008, the Company established a Stock Option and Award Plan (the “2008 Plan”) and has reserved 10,000,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by the Board of Directors.  There have been no grants made under the 2008 Plan as of September 30, 2009.

Warrants

At September 30, 2009, there were no warrants to purchase common stock outstanding.

7.  SUBSEQUENT EVENTS:

In March 2009, NewMarket Technology, the holder of the Company’s Series A Preferred, announced their intention to exchange their shares of Series A Preferred for two new classes of preferred stock.  The proposed Series C Preferred Shares will be a non-convertible preferred stock which will represent a controlling interest in the Company.  The proposed Series D Preferred Shares will be designated for conversion into common stock to be used as a stock dividend distribution to NewMarket Technology, Inc. shareholders. This share exchange will be completed in the fourth quarter of 2009.

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

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.ChinaCrescent.com ..

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of September 30, 2009.

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

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Net sales increased 20% from $11,144,564 for the quarter ended September 30, 2008 to $13,344,273 for the quarter ended September 30, 2009.  A 13% decrease in sales of products through our Clipper-Huali subsidiary in the Ningbo region was offset by revenue generated through a new outsourcing services agreement executed last quarter in Shanghai.   Cost of sales also increased 15% from $10,511,971 for the quarter ended September 30, 2008 to $12,072,141 for the quarter ended September 30, 2009. This increase was due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of revenue was approximately 90% and 94% for the three months ended September 30, 2009 and 2008, respectively. Our management will continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will try to leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the three months ended September 30, 2009 were $285,020 compared to $267,216 for the three months ended September 30, 2008, an increase of 7%.  The increase is primarily attributable to increased headcount in the Shanghai region to accommodate the new outsourcing arrangement with Beijing Chuangzhitongda. General and administrative expenses as a percentage of revenue were 2% and 2% for the three months ended September 30, 2009 and 2008, respectively.

During the three months ended September 30, 2009, the Company recognized net income of $743,882 after accounting for the noncontrolling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $154,879 during the three months ended September 30, 2008, a 380% increase.  The increase in net income is attributable to an increase in gross margin for the quarter and the purchase of an additional 25% interest in the Clipper-Huali subsidiary from our minority interest holder.  Comprehensive income for the three months ended September 30, 2009 was $891,956 compared to $194,864 for three months ended September 30, 2008.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses on investment securities held.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

Net sales decreased slightly from $30,335,303 for the nine months ended September 30, 2008 to $30,330,147 for the nine months ended September 30, 2009. A decrease in sales of products through our Clipper-Huali subsidiary in the Ningbo region was offset by revenue generated through the afore-mentioned outsourcing services agreement executed last quarter in Shanghai.   Cost of sales decreased 5% from $28,465,539 for the nine months ended September 30, 2008 to $27,005,003 for the nine months ended September 30, 2009. This decrease was primarily due to the effect of higher gross margin revenue from the Outsourcing Services Agreement.   Cost of sales, as a percentage of revenue was approximately 89% and 94% for the nine months ended September 30, 2009 and 2008, respectively. Management will continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will try to leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales.

General and administrative expenses during the nine months ended September 30, 2009 were $814,344 compared to $816,219 for the nine months ended September 30, 2008, a decrease of .2%.  The decrease is primarily attributable to decreased headcount in the Ningbo region, which was offset by a small increase in headcount in Shanghai during the third quarter. General and administrative expenses as a percentage of revenue were 3% and 3% for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company recognized net income of $1,878,954 after accounting for the noncontrolling interest in a consolidated subsidiary, compared to net income of $516,999 during the nine months ended September 30, 2008, a 263% increase.  The increase in net income is attributable to an increase in gross margin during the third quarter and the purchase of an additional 25% interest in the Clipper-Huali subsidiary from our minority interest holder in the second quarter of 2009. Comprehensive income for the nine months ended September 30, 2009 was $1,563,408 compared to $913,669 for nine months ended September 30, 2008.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses on investment securities held.

Liquidity and Capital Resources

Our cash balance at September 30, 2009 decreased $253,480, from $2,600,498 as of December 31, 2008, to $2,347,018. The decrease was the result of cash used in operating activities of $1,505,079, offset by cash provided by investing activities of $10,226, cash provided by financing activities of $575,586  and the effect of exchange rates on cash of $665,897. Operating activities for the nine months ended September 30, 2009 exclusive of changes in operating assets and liabilities provided $2,516,633, as well as an increase in accrued expenses  and other payables of $271,184, offset by an increase in accounts receivable and inventory of $3,068,099, an increase in supplier advances of $981,122, and a decrease in accounts payable of $243,675.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we conducted an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to timely alert management of information required to be disclosed by the Company in reports filed under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

As of September 30, 2009, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2009:

•	In July 2009, the Company issued 18,192,312 shares of common stock pursuant to an agreement to exchange $363,847 in short-term debt for equity.
•	In August 2009, the Company issued 25,716,333 shares of common stock pursuant to an agreement to exchange $592,000 in short-term debt for equity.
•	In September 2009, the Company issued 17,699,222 shares of common stock pursuant to an agreement to exchange $442,481 in short-term debt for equity.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q:

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. During the three-month period ended September 30, 2009, we filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on August 19, 2009 which included disclosure under Item 4.01  related to the acceptance by the Audit Committee of the Board of Directors of the Company of the resignation of the Pollard-Kelley Auditing Services, Inc., the Company’s independent auditors and the appointment effective August 3, 2009, of Hamilton, PC as the Company’s new independent registered auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date:	November 19, 2009	/s/ Paul K. Danner
Paul K. Danner,
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer