Form 10-K
period 2009-12-31
China Crescent Enterprises, Inc.
filed 2010-04-15
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the closing price of the Registrant’s common stock on June 30, 2009:   $600,907

China Crescent Enterprises, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

History of the Business

Intercell International Corporation (“Intercell”) was incorporated under the laws of Nevada in May 2000.  Until October 2003, Intercell had no operations.  In October 2003, Intercell acquired 60% membership interest in Brunetti DEC, LLC, a Colorado limited liability company (“Brunetti”) for a cash contribution.  In January 2004, Intercell acquired the remaining 40% of Brunetti for an additional cash contribution. In October 2004, the operations of Brunetti were discontinued and in March 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

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

In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of Series A Preferred Stock from Intercell for a $250,000 cash payment. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of Intercell, any time after August 31, 2007. The shares have a voting right equal to 60% of the issued and outstanding common stock of Intercell.

As part of the reorganization and acquisition of Intercell, on January 31, 2007, we changed the name of the company to NewMarket China, Inc. (the “Company”) and changed its trading symbol to “NMCH”.  Additionally, we changed the Company’s fiscal year end from September 30th to December 31st.  In June 2008, we changed the Company’s name to China Crescent Enterprises, Inc. and changed its trading symbol to “CCTR”.

As a result of the acquisition of NewMarket China and the change in control of Intercell, the following changes were made to our management, including the appointment on October 18, 2006 of John Verges as Chief Executive Officer (“CEO”) and Philip J. Rauch as Chief Financial Officer (“CFO”) of the Company.  Additionally, the existing directors of the Company resigned and Mr. Rauch was appointed to the Board of Directors along with Philip Verges and Bruce Noller, the CEO and Director of Operations of NewMarket Technology, respectively.

Mr. Noller resigned from the Board on March 3, 2008 and was replaced by Mr. Paul Danner.  Mr. John Verges resigned as Chief Executive Officer of the Company on June 2, 2008 and Mr. Danner was appointed as Chief Executive Officer of the Company effective July 1, 2008.

In April 2009, we issued 750 shares of Series B Convertible Preferred Stock, $.001 par value, to The Huali Group in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali, bringing our total ownership in Clipper-Huali to 76%.

In November 2009, we entered into an Equity Reorganization Agreement with NewMarket Technology under which NewMarket Technology exchanged its 250,000 shares of Series A Preferred Stock for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock.

In December 2009, we acquired 100% of Shenzhen Newbao Technology Co., Ltd. (“Newbao”), an Original Design Manufacturer (ODM) of wireless products, from China Radio Technology Co., Ltd. in exchange for a $300,000 note.  Additionally, in December 2009 we acquired 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company, from Aoyuan Electronic Company, Ltd., in exchange for a $200,000 note.

Mr. Danner resigned as CEO and a Director of the Company on January 31, 2010, and Dr. James Jiang was appointed CEO of the Company effective February 1, 2010.

Business of China Crescent Enterprises, Inc.

Our headquarters is located in Dallas, Texas but our primary operations are currently in The People’s Republic of China (“China”). To date, the majority of our sales have been information technology products and services sold within mainland China; however, the Company has also explored the possibility of establishing worldwide business relationships with customers that may involve:

-	outsourcing of software development in China
-	exploration of the Chinese marketplace
-	localization of products and/or services
-	identification of complimentary products in China
-	export of products manufactured in China

We provide these products and services through our subsidiaries and partnerships, as discussed below.

Clipper Technology, Ltd. (“CLPTEC”).  CLPTEC, a Wholly Owned Foreign Entity (W.O.F.E.) registered in Shanghai, China, is our main operating subsidiary.  Chinese companies must be registered in the specific market they intend to operate in. CLPTEC’s corporate charter in China allows the company to provide consulting, development, implementation, and maintenance of technology systems which include both software and hardware peripherals for computing, communication, and data exchanges related to general business applications as well as the specialty fields of medical, security, military and homeland defense applications. CLPTEC may also engage in the prototype development of security systems as well as OEM sourcing for production of hardware related to the above business activities.

Clipper Huali Co., Ltd. (“Clipper Huali”).  Clipper Huali was originally formed as a collaborative business venture between CLPTEC and a consortium of Chinese technology firms called The Huali Group, Ltd. (“Huali”). Such ventures in China are required to be registered companies. In 2006, CLPTEC and Huali formalized our business relationship with the formation of Clipper Huali.  Clipper Huali is registered in the City of Ningbo, China, located just south of Shanghai on the opposite side of the Hangzhou Bay. By virtue of its registration as an independent firm, Clipper Huali is a now a majority-owned subsidiary of CLPTEC and was initially owned 51% by CLPTEC and 49% by Huali. Clipper Huali is a value-added reseller of IT products including notebook and desktop computers, printers, servers and networking equipment from a number of global brand partners including Dell, HP, IBM, Cisco, Sony, Epson, Canon and Sanyo.  The company is also an authorized reseller of operating systems, database, middleware and application software from Microsoft, Red Hat, Oracle, Sybase, IBM, BEA, Veritas and others. In March 2009, we announced that CLPTEC acquired an additional 25% interest in Clipper Huali from Huali in exchange for the issuance of 750 shares of Series B Convertible Preferred Stock of the Company, bringing its total ownership in Clipper Huali to 76% and reducing Huali’s ownership interest to 24%.

Gaozhi Science and Technology Development, Ltd. (“Gaozhi”).  In 2006, CLPTEC formed a strategic partnership with Gaozhi to develop and distribute high technology products and services. Our primary office in mainland China is located in the same building as Gaozhi. Gaozhi is a well established technology company in Shanghai, China. Gaozhi operates in many high technology markets including the manufacture of mobile communication vehicles, low-energy intelligent lighting products, satellite data communications, telecommunications software, and IP television. We have partnered with Gaozhi to develop foreign sales for several of Gaozhi’s products and services.

Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”).  DAETS is a wholly-owned subsidiary that was acquired by CLPTEC in December 2009 from Aoyuan Electronic Company, Ltd., located in Dalian, China, which was established in March 1995. Aoyuan is one of the top 500 computer hardware suppliers in China and is listed as one of the “Top 100 Northeast Regional Computer Suppliers” by First Chinese Computer Vendors.  In 2004, Aoyuan was awarded “Best IT Distributor of Northeast China” and received ISO9001 certification by SGS in the United Kingdom.  Aoyuan’s staff operate several business segments, including computer software and hardware sales, system integration, IT consulting services, IT product promotion and IT retail sales.

Shenzhen Newbao Technology Co. Ltd. (“Newbao”). Newbao is a wholly-owned subsidiary that was acquired by CLPTEC in December 2009 from China Radio Technology Co., Ltd., an Original Design Manufacturer located in Shenzhen, China, that designs and manufactures a wide range of wireless products specified by customers throughout Asia.  The company’s primary product focus involves wireless communication terminals (GSM, GSM/GPRS modules, GPS modules, GPS trackers, and Personal Navigation Devices).  The core research and development staff averages more than 5 years of professional experience, and provides customers with industrial design (ID), mechanical design (MD), hardware design (HW), software design (SW), manufacturing, test and evaluation (T&E) , and quality assurance (QA) services covering the full range of wireless communication solutions for intelligent terminals.

The following chart reflects our current organizational structure as of the date of this report:

Employees

As of December 31, 2009, we had approximately 227 employees, of which 185 employees work for Clipper-Huali, 7 employees work for Newbao, 27 employees work for DAETS and 8 employees work for CLPTEC.  Our employees are not represented by a labor union or subject to any collective bargaining agreement that may stem from such unions. Our Chinese subsidiaries are subject to Chinese labor laws that give labor a comparatively minor level of group power. We believe our relations with our employees are satisfactory and do not present any undue organizational risk.

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

Given our operating history, it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as a technology company in a rapidly evolving market. These uncertainties include:

-	market acceptance of our products or services
-	consumer demand for, and acceptance of, our products, services and follow-on products
-	our ability to create user-friendly applications
-	our unproven and evolving business model

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

Substantially all of our revenues have been generated from our Chinese subsidiary, CLPTEC.  However, Chinese regulations restrict the ability of CLPTEC to make dividends and other payments to its parent company.  Chinese legal restrictions permit payments of dividends by CLPTEC only out of its accumulated after-tax profits, if any, determined in accordance with Chinese accounting standards and regulations.   Any limitations on the ability of CLPTEC to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

 Risks Related to Currency Exchange Between the Chinese Renminbi and United States Dollars

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi (“RMB”). We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar. Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in substantial appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2009.

It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of RMB against the U.S. dollar. We can offer no assurance that RMB will be stable against the U.S. dollar or any other foreign currency.

The income statements appearing elsewhere herein are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of CLPTEC and our subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

Risks Related to Our Capital Stock

The public market for our common stock may be volatile.

There is currently only a limited public market for our common stock, which is listed on the OTC Bulletin Board under the symbol “CCTR”.

The market price of our common stock has been and is likely to continue to be significantly affected by various factors, including:

-	general market conditions and market conditions affecting technology stocks in particular
-	actual or anticipated fluctuations in our quarterly or annual operating results
-	announcements relating to contracts, investments, acquisitions, divestitures
-	discontinued operations, layoffs or corporate actions
-	industry conditions or trends
-	limited market making activity and research coverage

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

Our issued and outstanding preferred stock holds a preference in liquidation over our common stock. Certain classes of our outstanding preferred stock is subject to conversion into common stock upon the occurrence of certain enumerated events and contain provisions that may limit our ability to raise additional capital if needed. In addition, any such conversion will dilute our existing common stockholders.

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

CLPTEC’s offices are located at No. 123 Qinjiang Road, Shanghai, 200233, People’s Republic of China.  The offices are leased from Gaozhi, a strategic partner, on a month-to-month basis.  The annual rent expense for the year ended December 31, 2009 was approximately $6,336.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings of the security holders during the period covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently traded on the over-the-counter market on the OTC Bulletin Board (the "OTCBB") under the symbol “CCTR.”  The following table sets forth the range of high and low bid quotations for our common stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below.

2009 Fiscal Year

First Quarter	0.375	0.115
Second Quarter	0.225	0.029
Third Quarter	0.075	0.02
Fourth Quarter	0.06	0.02

2008 Fiscal Year

First Quarter	3.75	1.50
Second Quarter	2.825	0.75
Third Quarter	0.975	0.35
Fourth Quarter	0.425	0.10

Number of Shareholders

At December 31, 2009, there were 620 stockholders of record of our common stock.  Based upon information provided to us by persons holding securities for the benefit of others, it is estimated that we have in excess of 3,500 beneficial owners of our common stock as of that date.

Purchase of Equity Securities

We have made no repurchases of our equity securities in the fiscal year ended December 31, 2009.

Dividend Policy

We have not declared or paid any dividends to our stockholders.  Any future determination to pay dividends, if any, will be at the discretion of our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.  The information presented below is in thousands, except per share amounts.

	Year ended December 31,
	2009	2008	2007

SELECTED STATEMENT OF OPERATIONS DATA
Revenues	$45,628	$41,878	$40,007
Income from operations	2,890	1,258	671
Net income	2,183	638	438
Net income per weighted avg. common share-basic	$0.03	$0.02	$0.02

SELECTED BALANCE SHEET DATA
Cash	$3,977	$2,600	$1,489
Working capital	13,666	6,124	3,461
Total assets	17,804	10,346	7,209
Total liabilities	3,974	4,277	3,650

Stockholders' equity	10,680	4,456	2,560

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We sell information technology products and services and provide systems integration services in mainland China through our wholly-owned foreign entity, Clipper Technology, Ltd.  The majority of our sales are concentrated in and around the cities of Shanghai, Ningbo and Hangzhou in China.   In the fourth quarter of 2009, we acquired new subsidiary companies in Dalian and Shenzhen, China.

In June 2008, we changed the Company name from NewMarket China, Inc. to China Crescent Enterprises, Inc.  In July 2008, Paul K. Danner was appointed President and Chief Executive Officer of the Company. In February 2010, Dr. James Jiang was appointed President and Chief Executive Officer of the Company.

In April 2009, we issued 750 shares of Series B Convertible Preferred Stock, $.001 par value, to The Huali Group in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali, bringing our total ownership in Clipper-Huali to 76%.  In the fourth quarter of 2009, all 750 shares of Series B Convertible Preferred Stock were converted into a total of 81,027,024 shares of the common stock of the Company.

In December 2009, we acquired 100% of Shenzhen Newbao Technology Co., Ltd. (“Newbao”), an Original Design Manufacturer of wireless products, from China Radio Technology Co., Ltd. in exchange for a $300,000 note.  Additionally, in December 2009 we acquired 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company, from Aoyuan Electronic Company, Ltd., in exchange for a $200,000 note.

2009 Compared to 2008

Revenue increased 9% from $41,877,584 for the year ended December 31, 2008 to $45,628,397 for the year ended December 31, 2009.  This was due to fourth quarter sales in the Dalian and Shenzhen regions.  Year over year systems integration sales in the Ningbo and Shanghai regions were essentially even.  Cost of sales increased 5% from $39,538,508 for the year ended December 31, 2008 to $41,578,414 for the year ended December 31, 2009.  This increase was primarily due to the corresponding increase in sales volume.  Cost of sales as a percentage of sales was approximately 91% and 94% for the years ended December 31, 2009 and 2008, respectively.  We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses for the year ended December 31, 2009 were $1,138,739 compared to $1,064,491 for the year ended December 31, 2008, an increase of 7%.  The increase is primarily attributable to start-up costs associated with our new Dalian and Shenzhen subsidiaries in the fourth quarter of 2009.

For the year ended December 31, 2009, we recognized net income of $2,182,620 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $638,319 for the year ended December 31, 2008, a 242% increase.  The increase in net income is attributable to (i) an increase in overall sales; and (ii) an increase in gross margin.  Comprehensive income for the year ended December 31, 2009 was $2,101,432 compared to comprehensive income of $1,131,931 for the year ended December 31, 2007, a 86% increase.  Comprehensive income includes foreign currency translation adjustments and gains or losses on investment securities held.

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

For the year ended December 31, 2008, we recognized net income of $638,319 after accounting for the non-controlling in a consolidated subsidiary, compared to net income of $437,824 for the year ended December 31, 2007, a 46% increase.  The increase in net income is attributable to (i) an increase in overall sales; (ii) a decrease in general and administrative expenses for the year; and (iii) a decrease in cost of sales as a percentage of sales.  Comprehensive income for the year ended December 31, 2008 was $1,131,931 compared to comprehensive income of $909,771 for the year ended December 31, 2007, a 24% increase.  Comprehensive income includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance at December 31, 2009 increased $1,376,884, from $2,600,498 as of December 31, 2008, to $3,977,382.  The increase was the result of cash provided by investing activities of $233,036, cash provided by financing activities of $1,000,000 and the effect of exchange rates on cash of $1,570,970, offset by cash used in operating activities of $1,427,122.  Operating activities for the year ended December 31, 2009, exclusive of changes in operating assets and liabilities provided $2,741,254, as well as an increase in accrued expenses of $119,330, offset by an increase in inventory of $792,898, an increase in accounts receivable of $2,054,206 and a decrease in accounts payable of $375,770.

Financing Activities

In recent years, we have funded our working capital requirements principally through borrowings under bank lines of credit, term loans, and issuances of common stock in exchange for debt.  To the extent our operations are not sufficient to fund our capital requirements, we may enter into additional revolving loan agreements with a financial institution, or attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of additional debt.  To the extent that we raise additional capital or settle existing liabilities through the sale or issuance of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. The current financing environment in the United States is exceptionally challenging and we can provide no assurances that we could raise capital either for operations or to finance an acquisition.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries CLPTEC, Newbao and DAETS and our majority-owned subsidiary Clipper Huali.  All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses,   Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Accounts Receivable

Receivables were carried at their estimated collectible amounts.  Accounts were periodically evaluated for collectability based on past credit history with customers and their current financial condition and were written off when deemed to be uncollectible.  An allowance for doubtful accounts was recorded when management determined the collection was unlikely.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Stock-Based Compensation

We recognize the cost of stock-based compensation plans and awards in operations on a straight-line basis over the vesting period (if any) of the awards.  We measure and recognize compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for our stock-based payments is based on an estimated fair value at the time of the grant.  We estimate the fair value of stock based payment awards on the date of the grant using an option pricing model.  These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the market price of our common stock and interest rates.  We are using the Black-Scholes option pricing model.  Stock based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.  Changes in our assumptions can materially affect the estimate of the fair value of stock-based payments and the related amount recognized in our consolidated financial statements.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of December 31, 2009.

Statement of Cash Flows

In accordance with Accounting Standards Codification (“ASC”) 230-10, Statement of Cash Flows, cash flows from our operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment

The Chinese Renminbi ("RMB"), the national currency of the China, is the primary currency of the economic environment in which our operations are conducted. We use the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with ASC 830-10, Foreign Currency Matters, our results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Exchange Rate Risk

While our reporting currency is the U.S. dollar, the majority of our consolidated revenues and consolidated costs and expenses are denominated in foreign currency, specifically the Chinese RMB. The majority of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and the Chinese currencies. If the Chinese currency depreciates against the U.S. dollar, the value of a portion of our revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

On August 3, 2009, the Board of Directors of the Company was notified that Pollard-Kelley Auditing Services, Inc. (“PKASI”) had resigned as its independent registered public accounting firm.  Subsequently, in August 2009, the Board of Directors approved the engagement of Hamilton, PC as the Company’s independent registered public accounting firm.

During the fiscal years ended December 31, 2008 and 2007 and through August 3, 2009 (i) there were no disagreements between the Company and PKASI on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of PKASI would have caused PKASI to make reference to the matter in reports on the Company’s financial statements, and (ii) PKASI’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rile 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

(b)   Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud.  A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules if the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the sole executive officers and directors of the Company as of March 31, 2010:

Name and Age	Position	Date of Appointment
James Jiang, Ph.D. (56)	President & Chief Executive Officer	February 1, 2010
Paul K. Danner (52)	President & Chief Executive Officer, Director	July 1, 2008 to February 1, 2010
Philip J. Rauch (49)	Chief Financial Officer, Director	October 18, 2006
Philip Verges (44)	Chairman	October 18, 2006

Committees of the Board of Directors

We  presently  do not  have an  audit  committee,  compensation  committee, nominating  committee,  an executive committee of its board of directors,  stock plan committee or any other committees.

Biographical Information on Officers and Directors

James Jiang, PhD.  Dr. James Jiang was appointed Chief Executive Officer of the Company on February 1, 2010.  Dr, Jiang was previously the Managing Director of Clipper Technology, Ltd., a wholly-owned subsidiary of the Company.  Dr. Jiang has over 18 years of senior executive management experience in the information technology and wireless industries.  His management resume includes posts with various multinational firms including British Telecom Laboratory, Telular Corp, Singapore Technologies and GaozhiSoft, Inc.  Dr. Jiang has extensive knowledge of GSM/GPRS systems and architecture, 3G wireless communications and Internet technologies.  In 1996, he developed and launched AirTrak, China's first e-commerce service to deliver commerce information from the Internet via a wireless network, and was the Chief Architect of a dynamic web content cache engine and mobile application platform.  Dr. Jiang holds two patents in Viterbi Decoding and Dynamic Contents Extraction, and is a World Bank Scholar.

Paul K. Danner.  On March 3, 2008, Mr. Danner was appointed to the Board of Directors of the Company.  He was appointed President and Chief Executive Officer of the Company by the Board of Directors effective July 1, 2008.  Mr. Danner previously served as the Chairman and Chief Executive Officer of Paragon Financial Corp., a financial services firm, from November 2004 to February 2006 and as a Director since June 2002. He held various other positions with that company since June 2002. From August 2001 to May 2002, Mr. Danner was a director and Chief Executive Officer of Paragon Homefunding, Inc.  Mr. Danner was a founder of that company. From January 1999 to October 2000 Mr. Danner was employed in various roles at MyTurn.com, Inc., including as Chief Executive Officer. From 1997 to 1998, Mr. Danner served as Vice President of Zekko Corp., a technology company and from 1996 to 1997 Mr. Danner was the managing partner of Technology Ventures, a consulting firm. From 1985 to 1998 he held executive-level and sales & marketing positions with a number of technology companies including NEC Technologies and Control Data Corporation. Mr. Danner previously served on active duty with the United States Navy where he flew the F-14 Tomcat. He recently retired with the rank of Captain.

Philip J. Rauch.  On October 18, 2006, Mr. Rauch was appointed the Chief Financial Officer and a Director of the Company.  Mr. Rauch is the Chief Financial Officer and a Director of NewMarket Technology, Inc., the majority stockholder of the Company.  Mr. Rauch holds a Bachelor of Science in Economics degree with honors from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting.  From February 2004 to February 2007, Mr. Rauch served as the Chief Operating and Financial Officer of Defense Technology Systems, Inc.  Beginning in 1997, Mr. Rauch served in a senior capacity at AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Business Operations, and later as Controller.  From 1993 to 1997, Mr. Rauch was Vice President and Chief Financial Officer of Columbus Construction.  From 1989 to 1993, he was Vice President and Chief Financial Officer of Garofalo Electric Co., an engineering and construction company.

Philip Verges. On October 18, 2006, Mr. Verges was appointed to the Board of Directors of the Company.  Mr. Verges is the Chief  Executive Officer and Chairman of NewMarket Technology, Inc., the majority shareholder of the Company. Mr. Verges is a 1988 graduate of the United States Military Academy.  His studies at West Point centered on national security.  Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.  Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees from 1991 to 1995. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded NewMarket Technology in 1997.

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

Corporate Governance

We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  The board of directors has determined that such committees are excessive and beyond the scope of our business and needs.

ITEM 11.	EXECUTIVE COMPENSATION

This table summarizes the before-tax compensation for the Chief Executive Officer and Chief Financial Officer who were our only executive officers during fiscal 2009.

Summary Compensation

		Annual Compensation Awards			Long Term Compensation Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Paul K. Danner President & CEO(1)	2008 2009	$ 87,500 $ 150,000	$-0- $-0-	$-0- $-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Philip J. Rauch CFO	2008 2009	$ 50,000 $ 75,000	$-0- $-0-	$-0- $-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Option/SAR Grants

No options were granted during the fiscal years ended December 31, 2009 and 2008.

Aggregated Option/SAR Exercises in Last Fiscal Year

No options were exercised during the fiscal years ended December 31, 2009 and 2008.

Employment Agreements

We do not have any employment agreements in place with our officers at this time.

Director Compensation

We do not provide for any compensation to members of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2009, certain information regarding beneficial ownership of the common stock held by each person known by us to own beneficially more than 5% of the common stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares	% of Outstanding (3)

NewMarket Technology, Inc. 14860 Montfort Drive, Suite 210 Dallas, TX 75254	25,000,000(1)	9.6%

All officers and directors as a group (3 persons)	0(2)	0.0%

(1)  Based on the conversion of 10,000 shares of our Series C Preferred Stock.  The shares have a par value of $0.001 per share and bear no dividend.  The shares are convertible into 25 million shares of the common stock of the Company.

(2) Messrs. Jiang, Rauch and Verges, our officers and directors, do not own any common stock, options or warrants exercisable into the common stock of the Company on December 31, 2009.  This does not include shares of the Company held by NewMarket Technology, Inc., which Messrs.  Verges and Rauch are officers of.

(3) Based on 234,370,600 shares of common stock issued and outstanding on December 31, 2009 and assuming the conversion of the 10,000 shares of Series C Convertible Preferred Stock into 25,000,000 shares of common stock, there would be 259,370,600 shares outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In October 2006, the Company, at the time a wholly-owned subsidiary of NewMarket Technology, Inc. executed an Agreement and Plan of Reorganization (the “Agreement”) with Intercell International Corporation (“Intercell”).  The Agreement provided for all of the issued and outstanding stock of the Company, one thousand (1,000) shares held by NewMarket Technology, to be exchanged for  two million (2,000,000) restricted common shares of Intercell.  As a result of the Agreement, we became the wholly-owned subsidiary of Intercell.

In a separate agreement, NewMarket Technology agreed to purchase 250,000 shares of a Series A Preferred Stock from Intercell for $250,000. The shares have a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares are convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2007. The shares have a voting right equal to 60% of our issued and outstanding common stock.  In November 2009, we entered into an Equity Reorganization Agreement with NewMarket Technology under which NewMarket Technology exchanged its 250,000 shares of Series A Preferred Stock for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock of the Company.

Director Independence

The Board of Directors currently consists of two directors.  The Company’s board of directors has determined that there were no “independent” directors during 2009 as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Hamilton, PC in 2009 and our former accountants, Pollard-Kelley Auditing Services, Inc.  (“PKASI”) in 2008:

	2009	2008

Audit fees	$20,000	$31,796
Tax fees	0	0

Total:	$20,000	$31,796

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

The following financial statements of the Company and the related report of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(c)  Exhibits

Exhibit No.	Description

22	Agreement for Purchase of Ownership Interest, dated October 20, 2003, by and between Brunetti DEC, LLC and the Company.
4.15	Certificate of Designation of Series A Convertible Preferred Stock
4.27	Certificate of Designation of Series B Convertible Preferred Stock
4.3*	Certificate of Designation of Series C Convertible Preferred Stock
4.4*	Certificate of Designation of Series D Preferred Stock
10.11	1995 Compensatory Stock Option Plan.
10.43	Code of Ethics
10.54	Agreement and Plan or Reorganization between Intercell International Corp., NewMarket China, Inc. and NewMarket Technology, Inc., dated August 7, 2007.
10.65	Stock Purchase Agreement between Intercell International Corp. and NewMarket Technology, Inc. dated August 21, 2007.
10.7*	Equity Reorganization Agreement By and Between China Crescent Enterprises, Inc. and NewMarket Technology, Inc., dated November 16, 2009.
216	List of Subsidiaries of Intercell International Corporation
31*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith.

1.	Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
2.	Current Report on Form 8-K, dated October 20, 2003.
3.	Form 10-KSB for the fiscal year ended September 30, 2003.
4.	Current Report on Form 8-K, dated August 11, 2007.
5.	Current Report on Form 8-K, dated August 24, 2007.
6.	Form 10-KSB for the fiscal year ended December 31, 2006.
7.	Current Report on Form 8-K, dated March 31, 2009

Signatures

Pursuant to the requirements of  Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Crescent Enterprises, Inc.
(Registrant)

Date:   April 15, 2010

By: /s/ James Jiang
James Jiang, Ph.D.
President and Chief Executive Officer

Date:   April 15, 2010

By: /s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Jiang	President and Chief Executive Officer	April 15, 2010
James Jiang, Ph.D.

/s/ Philip J. Rauch	Chief Financial Officer and Director	April 15, 2010
Philip J. Rauch

/s/ Philip M. Verges	Chairman of the Board	April 15, 2010
Philip M. Verges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China Crescent Enterprises, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of China Crescent Enterprises, Inc., and subsidiaries as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financials statements of China Crescent Enterprises, Inc. and subsidiaries as of December 31, 2008, were audited by other auditors whose report dated March 30, 2009, expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Crescent Enterprises, Inc. and subsidiaries as of December 31, 2009, and the result of its operations and its cash flows for the year  then ended, in conformity with U.S. generally accepted accounting  principles.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 15, 2010

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$3,977,382	$2,600,498
Accounts receivable	6,950,902	4,238,294
Inventory	2,751,131	1,858,233
Supplier advances and prepaid expenses	1,804,015	787,149
Advances to affiliate	2,000,000	687,567
Assets of discontinued operations	9,377	9,377
Other current assets	147,613	68,840
Total current assets	17,640,420	10,249,958

PROPERTY AND EQUIPMENT, NET	160,907	93,185
INTANGIBLE ASSETS	2,597	2,993

Total assets	$17,803,924	$10,346,136

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,204,616	$1,573,643
Short-term borrowing	1,897,069	1,798,542
Accrued expenses and other liabilities	563,661	445,258
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	3,974,029	4,126,126

Long-term debt	500,000	151,041

Total liabilities	4,474,029	4,277,167

EQUITY
Common stock; $.001 par value; 1,000,000,000 shares authorized;
234,370,600 and 2,786,186 shares issued and outstanding
at December 31, 2009 and 2008, respectively	234,371	2,786
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series A 0 and 250,000; Series C 10,000 and 0;
Series D 5,000 and 0 shares issued and outstanding
at December 31, 2009 and 2008, respectively	15	250
Additional paid-in capital	5,950,581	2,239,978
Accumulated comprehensive income	739,511	820,699
Retained earnings	3,755,468	1,392,493
Total China Crescent Enterprises, Inc. stockholders' equity	10,679,946	4,456,206
Noncontrolling interest	2,649,949	1,612,763
Total equity	13,329,895	6,068,969

Total liabilities and equity	$17,803,924	$10,346,136

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
Year ended December 31,

	2009	2008	2007
REVENUE	$45,628,397	$41,877,584	$40,007,006

COST OF SALES	41,578,424	39,538,508	38,211,067

Gross Margin	4,049,973	2,339,076	1,795,939

OPERATING EXPENSES
Selling, general and administrative expenses	1,138,739	1,064,491	1,085,982
Depreciation and amortization	21,448	16,332	38,900
Total expenses	1,160,187	1,080,823	1,124,882

Income from operations	2,889,786	1,258,253	671,057

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	-	-	303,631
Interest income	-	463	8
Interest expense	(191,717)	(193,095)	(57,996)
Other income	102,687	233,280	82,799
Other expense	(7,453)	(6,694)	(8,827)
Total other income (expense)	(96,483)	33,954	319,615

Net income before income tax (credit) and
minority interest	2,793,303	1,292,207	990,672
Foreign income tax	(73,497)	(40,602)	(132,202)
Minority interest in consolidated subsidiary	(537,186)	(613,286)	(420,646)

Net income	2,182,620	638,319	437,824
Other comprehensive income
Gain (loss) on investment security	8,368	(4,184)	(1,109)
Foreign currency translation gain (loss)	(89,556)	497,796	473,056

Comprehensive income	$2,101,432	$1,131,931	$909,771

Income per weighted-average common share-basic	$0.03	$0.41	$0.48
Income per weighted-average common share-diluted	$0.03	$0.16	$0.19

Number of weighted average common shares o/s-basic	79,488,437	1,567,489	904,795
Number of weighted average common shares o/s-diluted	79,488,437	3,918,724	2,261,988

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Stockholders' Equity

					Additional	Accumulated		Total
	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Income/(Loss)	Earnings	Equity
BEGINNING BALANCE, December 31, 2006	250,000	1,037,737	$250	$1,038	$1,477,226	$(144,860)	$316,350	$1,650,004
Issuance of shares due to warrant exercise		32,449		32	(32)			0
Other comprehensive income						471,947		471,947
Net income							437,824	437,824
BALANCE, December 31, 2007	250,000	1,070,186	250	1,070	1,477,194	327,087	754,174	2,559,774
Issuance of shares for exchange of debt		1,716,000		1,716	762,784			764,500
Other comprehensive income						493,612		493,612
Net income							638,319	638,319
BALANCE, December 31, 2008	250,000	2,786,186	250	2,786	2,239,978	820,699	1,392,493	4,456,205
Issuance of preferred shares for purchase of
additional interest in subsidiary	750		1		749,999		180,355	930,355
Conversion of Series B preferred stock	(750)	81,027,024	(1)	81,027	(81,026)			-
Exchange of Series A preferred stock for
issuance of Series C & D preferred stock			(235)		235			-
Conversion of note payable		21,649,669		21,650	228,222			249,872
Issuance of shares in exchange for debt		128,907,721		128,908	2,813,173			2,942,081
Other comprehensive income						(81,188)		(81,188)
Net income							2,182,620	2,182,620
ENDING BALANCE, December 31, 2009	250,000	234,370,600	15	234,371	5,950,581	739,511	3,755,468	10,679,945

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
Year ended December 31,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,182,620	$638,319	$437,824
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Non-controlling interest in consolidated subsidiary	537,186	613,286	420,646
Depreciation	21,448	16,332	38,900
Gain on sale of fixed assets	-	-	(303,631)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,054,206)	(957,274)	(1,010,760)
(Increase) decrease in deposits and other assets	(1,064,832)	(468,609)	163,716
(Increase) decrease in inventory	(792,898)	(161,810)	(650,812)
Increase (decrease) in accounts payable	(375,770)	(491,351)	1,299,415
Increase (decrease) in accrued expenses and other payables	119,330	81,226	445,127
Net cash provided/(used) by operating activities	(1,427,122)	(729,881)	840,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-	(16,616)
Advances to affiliates
Purchased retained earnings	180,355
Sale of property and equipment	52,681	-	17,467
Net cash provided by investing activities	233,036	-	851

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	500,000	1,153,200	-
Proceeds from long-term debt	500,000	148,415	-
Payments on short-term borrowings		-	(740,317)
Payments on long-term debt		-	-
Proceeds from sale of convertible preferred stock	-	-	-
Net cash provided/(used) by financing activities	1,000,000	1,301,615	(740,317)

Effect of exchange rates on cash	1,570,970	539,990	219,471

Net increase in cash and equivalents	1,376,884	1,111,724	320,430

CASH, beginning of period	2,600,498	1,488,774	1,168,344

CASH, end of period	$3,977,382	$2,600,498	$1,488,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Financing Activities:
Common stock issued to settle debt	$2,942,081	$764,500	$-

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -  NATURE OF OPERATION:

China Crescent Enterprises, Inc. and Subsidiaries (“China Crescent” or the “Company”) is systems integration company.  To date, the majority of the Company’s sales have been information technology products and services sold within mainland China through its wholly-owned foreign subsidiary, Clipper Technology, Ltd. (“CLPTEC”) located in Shanghai, China, and its majority-owned subsidiary Clipper Huali, Ltd. (“Clipper Huali”) located in Ningbo, China.  In the fourth quarter of 2009, the Company acquired Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company located in Dalian, China and Shenzhen Newbao Technology Co., Ltd. (“Newbao”), a wireless equipment manufacturer located in Shenzhen, China. The Company’s headquarters is located in Dallas, Texas.

The Company is a majority-owned subsidiary of NewMarket Technology, Inc. (“NewMarket”), a Dallas, Texas based systems integration company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company, its wholly-owned subsidiary Brunetti, and its Chinese wholly-owned foreign entity, CLPTEC and CLPTEC’s subsidiaries, Clipper Huali, DAETS and Newbao.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  Collection risks are mitigated by (i) sales to well-established companies and governmental agencies (ii) ongoing credit evaluation of its customers; and (iii) frequent contact by the Company with its customers which enables the Company to monitor changes in business operations and to respond accordingly.  The Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience.

Inventory

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

Long-Lived Assets and Other Intangible Assets

Long-lived assets, such as property, plant and equipment and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

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

Foreign Currency Transaction and Translation Gains (Losses)

The principal operations of the Company are located in China.  The local currency is the functional currency.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a component of accumulated comprehensive income as a separate component of stockholders’ equity.  Assets and liabilities denominated in currencies other that the U.S. dollar are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities.  Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each reporting period, and net revenue, cost of sales and expenses related to the previously reported periods are remeasured at historical exchange rates.  The Company includes gains and losses from foreign currency in net earnings.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period (if applicable) of the awards.  The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based awards on the date of the grant using an options pricing model.  These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the market price of our common stock and interest rates.  The Company is using the Black-Scholes option pricing model.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period presented. Diluted net income (loss) per share for the period is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include options granted pursuant to the Company’s stock option plan, stock warrants and convertible debt and convertible preferred stock.

Income Taxes

Income taxes are accounted for using the liability method.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive income (loss) consists of its net income (loss), the change in the currency translation adjustment and the change in unrealized gain (loss) on certain available-for-sale securities.

Recently Issued Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) which established guidance for accounting for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis.  This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The guidance is effective beginning July 15, 2010 with early adoption permitted.  The Company does not believe the adoption of this standard will have a material impact on its results of operations, financial condition, cash flows or disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820-10”), to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 3 - REORGANIZATION:

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

NOTE 4 -  DISCONTINUED OPERATIONS:

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

At December 31, 2009, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the year ended December 31, 2009.  Revenues attributable to Brunetti operations for the year ended December 31, 2009 and 2008 reported in discontinued operations, were $0 and $0, respectively  Operations related to Brunetti resulted in net income during the year ended December 31, 2009 and 2008 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

NOTE 5 - INVESTMENT IN VYTA CORP.:

At December 31, 2008, the Company owned 23,245 shares of Vyta Corporation (“Vyta”) common stock. Beginning October 21, 2003, based on factors which indicated that the Company did not have the ability to exercise significant influence, the Company changed its method of accounting for the Vyta shares to the method of accounting prescribed by ASC 320-10, Investments-Debt and Equity Securities.  The Company had previously classified its investment in these Vyta shares as available for sale securities, in which unrealized gains (losses) are computed on the average cost basis, and are recorded in other comprehensive income (loss).  On May 15, 2009, the management of Vyta announced that the company has ceased operations. As a result, the remaining value of the investment ($139 as of June 30, 2009) has been written off as of September 30, 2009.

NOTE 6 - NOTES PAYABLE AND CREDIT FACILITIES:

NOTES PAYABLE

As of December 31, 2009, the Company had several unsecured promissory notes outstanding with two different financial institutions in China:

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/09

Shanghai Pudong Development Bank	5.78%	12/04/10	$395,662
Shanghai Pudong Development Bank	5.31%	12/14/10	$952,520
Guangdong Development Bank	(1)	1/31/10	$548,887

Total:			$1,897,069

(1) The interest rate for this note is variable based on an official government rate. At December 31, 2009, the annual interest rate was approximately 6%.

NOTE 7 - STOCKHOLDERS’ EQUITY:

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

In April 2009, the Company issued 750 shares of Series B Convertible Preferred Stock, $.001 par value, to The Huali Group in connection with the acquisition by CLPTEC of an additional 25% interest in Clipper-Huali, Ltd. (“Clipper-Huali”), bringing its total ownership in Clipper-Huali to 76%.  In the fourth quarter of 2009, all 750 shares of Series B Convertible Preferred Stock were converted into a total of 81,027,024 shares of the common stock of the Company.

In November 2009, pursuant to the terms of the Equity Reorganization Agreement between the Company and NewMarket, NewMarket agreed to tender 250,000 shares of Series A Preferred Stock to the Company in exchange for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock.  The Series C Convertible Preferred Stock bears no dividend and is convertible into 25 million shares of common stock of the Company upon the effectiveness of a registration statement with the Securities and Exchange Commission.  The Series D Preferred Stock bears no dividend and the holders have voting rights at all times equal to 51% of the total outstanding shares of the common stock of the Company.

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock.  The Company had 234,370,600 shares of common stock issued and outstanding at December 31, 2009.  In March 2009, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Company had authorized a reverse split of the common stock issued and outstanding on a one new share for twenty-five old shares basis. Additionally, the Company’s Articles of Incorporation were to be amended to increase the number of authorized common shares from two hundred million (200,000,000) to one billion (1,000,000,000).  These actions were effective on May 12, 2009 and the Consolidated Balance Sheet, the Statement of Shareholder’s Equity and information presented in the Notes to the Consolidated Financial Statements have been adjusted to reflect the effect of the reverse stock split.

During the year ended December 31, 2009, the Company issued 209,934,745 shares of common stock (on a post-split basis) for the following:

•	81,027,024 shares were issued pursuant to the conversion of 750 shares of Series B Convertible Preferred Stock.
•	21,649,669 shares were issued pursuant to the conversion of a note payable.
•	128,907,721 shares were issued pursuant to various agreements to exchange debt for equity.

NOTE 8 - STOCK OPTIONS AND WARRANTS:

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

A summary of the status of the 1995 Plan is as follows:

	December 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	4,750,000	$0.43	4,762,500	$0.44
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	(12,500)	-
	-	-	-	-
Outstanding at end of year	4,750,000	$0.43	4,750,000	$0.43

Options exercisable at end of Year	4,750,000	$0.43	4,750,000	$0.43

The following table summarizes information about stock options outstanding as of December 31, 2009:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$0.41-0.51	4,750,000	4-5 years	$ 0.43	4,750,000	$ 0.41-0.51

In August 2008, the Company established a new Stock Option and Award Plan (the “2008 Plan”) and has reserved 10,000,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by the Board of Directors.  There have been no grants made under the 2008 Plan as of December 31, 2009.

Stock Warrants

At December 31, 2009, there were no warrants to purchase common stock were outstanding:

During the year ended December 31, 2009, warrants to purchase up to 700,000 shares of common stock expired.

NOTE 9 -  INCOME TAXES:

The Company did not incur a domestic income tax expense for the years ended December 31, 2009 and 2008.

 As of December 31, 2009, the Company has net operating loss carry forwards of approximately $3.4 million which expire between 2008 and 2026. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company is currently examining the effects of the reorganization on the net operating loss carry forwards (see Note 3).

NOTE 10 - EARNINGS PER SHARE:

Basic and diluted net income (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator), during the period.  Diluted EPS gives effect to potentially dilutive common shares outstanding during the period, except in periods where it is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the periods presented below (in thousands, except per share data):

	Year ended December 31,
	2009	2008

Net income, as reported	$2,182,620	$638,319
Basic earnings per share:
Basic weighted average shares outstanding	79,488,437	1,567,489
Basic earnings per common share	$0.03	$0.41
Diluted earnings per share:
Basic weighted average shares outstanding	79,488,437	1,567,489
Effective of dilutive instruments	-	2,351,235
Diluted weighted average shares outstanding	79,488,437	3,918,724
Diluted earnings per common share	$0.03	$0.16

The earning-per-share data have been adjusted to reflect the effect of a reverse stock split of the Company’s common stock which was effective in May 2009. (See Note 6).

NOTE 11 – FAIR VALUE MEASUREMENT

The Company has adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to its non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

NOTE 12 -  OTHER COMPREHENSIVE INCOME:

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2009 was as follows:

	Foreign Currency	Gain (Loss) on
	Translation Adjustment	Investment Security

Balance at January 1, 2007	$(141,785)	$(3,075)
Change for the year ended December 31, 2007	473,056	(1,109)
Balance at January 1, 2008	$331,271	$(4,184)
Change for the year ended December 31, 2008	497,796	(4,184)
Balance at December 31, 2008	829,067	(8,368)
Change for the year ended December 31, 2009	(89,556)	8,368
Balance at December 31, 2009	$739,511	$-

NOTE 13 - SEGMENT INFORMATION:

Operating segments are defined as components of an enterprise about which separate financial information is available, where the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance.   The Company has determined that it does not have any separately reportable operating segments and therefore operates and evaluates its business as one reporting unit.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Office Leases

The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.  The Company moved to these offices during the fall of 2006.  NewMarket Technology, the majority stockholder of the Company, leases the space.

CLPTEC’s offices are located at No. 123 Qinjiang Road, Shanghai, 200233, Peoples Republic of China.  The offices are leased from Gaozhi Science and Technology Development, Ltd., a strategic partner, on a month-to-month basis.  The rent expense for the year ended December 31, 2009 was approximately $6,336.

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

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following interim financial information presents the 2009 and 2008 results of operations on a quarterly basis (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Revenues	$7,429	$9,557	$13,344	$15,298
Operating income	223	1,294	982	391
Net income	112	1,023	744	304
Income per share, basic	$0.00	$0.01	$0.01	$0.01
Income per share, diluted	$0.00	$0.01	$0.01	$0.01

2008:
Revenues	$8,516	$10,675	$11,145	$11,542
Operating income	162	521	360	215
Net income	97	265	155	121
Income per share, basic	$0.08	$0.18	$0.08	$0.07
Income per share, diluted	$0.03	$0.07	$0.03	$0.03

The earning-per-share data have been adjusted to reflect the effect of a reverse stock split of the Company’s common stock which was effective in May 2009. (See Note 6).

NOTE 16 – SUBSEQUENT EVENTS  (UNAUDITED):

In March 2010, the Company executed a non-binding letter of intent (the “Fonix LOI”) under which CLPTEC, the Company’s wholly-owned subsidiary based in Shanghai, China, would acquire 100% of Shanghai Gaozhi Software Systems, Ltd. (“Gaozhi”), a telecommunications software developer, from Fonix Corporation (“Fonix”) in exchange for the issuance of a newly authorized series of preferred stock, the terms and conditions of which are subject to negotiation.  The transaction is subject to the parties successfully entering into a definitive agreement.  It is anticipated that this transaction will close in the third quarter of 2010.

Simultaneous with the execution of the Fonix LOI, the Company entered into a one-year management agreement with Fonix under which CLPTEC will assist in the management of Gaozhi until the execution of a definitive agreement between the parties for the acquisition of Gaozhi by CLPTEC.