Form 10-Q
period 2010-03-31
China Crescent Enterprises, Inc.
filed 2010-05-24
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐   No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [✓]	Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

The Registrant had 480,598,231 shares of Common Stock outstanding as of May 24, 2010.

Item 1.  Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	3/31/2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,419,609	$3,977,382
Accounts receivable	8,381,248	6,950,902
Inventory	2,967,689	2,751,131
Supplier advances and prepaid expenses	2,594,961	1,804,015
Advances to affiliate	2,500,000	2,000,000
Assets of discontinued operations	9,377	9,377
Other current assets	155,731	147,613
Total current assets	20,028,615	17,640,420

PROPERTY AND EQUIPMENT, NET	152,864	160,907
INTANGIBLE ASSETS	2,597	2,597

Total assets	$20,184,076	$17,803,924

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,680,865	$1,204,616
Short-term borrowing	1,356,490	1,897,069
Accrued expenses and other liabilities	1,028,831	563,661
Income taxes payable	186,123	-
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	4,560,992	3,974,029

Long-term debt	500,000	500,000

Total liabilities	5,060,992	4,474,029

EQUITY
China Crescent Enterprises, Inc. shareholders' equity:
Common stock; $.001 par value; 1,000,000,000 shares authorized;
375,755,144 and 234,370,600 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	375,756	234,371
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series C 10,000 and 10,000; Series D 5,000 and 5,000 shares
issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	15	15
Additional paid-in capital	6,649,865	5,950,581
Accumulated comprehensive income	971,552	739,511
Retained earnings	4,412,451	3,755,468
Total China Crescent Enterprises, Inc. stockholders' equity	12,409,639	10,679,946
Noncontrolling interest	2,713,445	2,649,949
Total equity	15,123,084	13,329,895

Total liabilities and equity	$20,184,076	$17,803,924

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009	2008
REVENUE	14,987,219	7,429,308	$8,515,884

COST OF SALES	13,885,066	6,990,855	8,072,658

Gross Margin	1,102,153	438,453	443,226

OPERATING EXPENSES
Selling, general and administrative expenses	337,909	214,010	277,273
Depreciation and amortization	12,565	1,150	4,446
Total expenses	350,474	215,160	281,719

Income (loss) from operations	751,679	223,293	161,507

OTHER INCOME (EXPENSE)
Interest income	-	981	-
Interest expense	(30,323)	(47,229)	(8,235)
Other income	85,194	43,958	43,987
Other expense	(1,180)	(1,724)	(1,051)
Total other income (expense)	53,691	(4,014)	34,701

Net income before income tax and non-controlling interest	805,370	219,279	196,208
Foreign income tax	84,891	-	5,573
Non-controlling interest in consolidated subsidiary	63,496	107,447	93,411

Net income	656,983	111,832	97,224

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	-	(813)	233
Gain on foreign currency translation	232,041	211,601	324,026
Total other comprehensive income	232,041	210,788	324,259

Comprehensive income	$889,024	$322,620	$421,483

Earnings per share-basic and diluted:

Net income per weighted-average share-basic	$0.00	$0.03	$0.08

Net income per weighted-average share-diluted	$0.00	$0.01	$0.03

Number of weighted average common shares o/s-basic	283,287,693	3,811,859	1,163,031
Number of weighted average common shares o/s-diluted	308,287,693	8,000,000	2,907,577

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Changes in Equity
December 31, 2009 Through March 31, 2010
(Unaudited)

						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income	Earnings	Equity

STARTING BALANCE, 12/31/09	250,000	234,370,600	$15	$234,371	$5,950,581	$739,511	$3,755,468	$10,679,946

Common stock issued to settle debt		26,266,907		26,267	143,509			169,776

Common stock issued for conversion
of note payable		97,609,920		97,610	478,450			576,060

Common stock issued for trade payables		17,507,717		17,508	77,325			94,833

Other comprehensive income						232,041		232,041

Net income							656,983	656,983

ENDING BALANCE, 3/31/10	250,000	375,755,144	15	$375,756	$6,649,865	$971,552	$4,412,451	$12,409,639

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$656,983	$111,832	$97,224
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	63,496	107,447	93,411
Depreciation	12,565	1,150	4,446
Loss on sale of property, plant & equipment	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,335,513)	425,076	(950,892)
(Increase) decrease in advances and other assets	(782,828)	(1,726,214)	(751,854)
(Increase) decrease in inventory	(216,558)	374,634	(57,050)
Increase (decrease) in accounts payable	476,249	(523,608)	(599,409)
Increase (decrease) in accrued expenses and other payables	651,293	100,758	181,583
Net cash used in operating activities	(474,313)	(1,128,925)	(1,982,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	(500,000)	(150,000)
Purchase of property and equipment	(4,528)	-	-
Net cash used in investing activities	(504,528)	(150,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	205,256	282,391	670,896
Proceeds from long-term debt	-	56,174	279,540
Net cash provided by financing activities	205,256	338,565	950,436

Effect of exchange rates on cash	215,812	538,274	245,229

Net decrease in cash and equivalents	(557,773)	(402,086)	(786,876)

CASH, beginning of period	3,977,382	2,600,498	1,488,774

CASH, end of period	$3,419,609	$2,198,412	$701,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash	$30,323	$47,229	$8,235

Non-Cash Financing Activities:
Common stock issued to settle debt	$745,836	$364,464	$288,000

Common stock issued to settle trade payables	$94,833	$-	$-

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements include the accounts of China Crescent Enterprises, Inc. (formerly known as NewMarket China, Inc. or “NewMarket China”) a Nevada corporation (“we”, “our” or the “Company”), and our consolidated subsidiaries. To date, the majority of our sales have been information technology products and services sold within mainland China through our wholly-owned and majority owned foreign subsidiaries. The Company’s headquarters is located in Dallas, Texas.

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

In April 2009, we filed a certificate of amendment of our Certificate of Incorporation to (1) increase the number of authorized common shares from two hundred million (200,000,000) to one billion (1,000,000,000); and  (2) effect a reverse split of the common stock issued and outstanding on a one new share for twenty-five old shares basis. These actions were effective on May 12, 2009 and the Consolidated Balance Sheet, the Statement of Shareholder’s Equity and information presented in the Notes to the Consolidated Financial Statements have been adjusted to reflect the effect of the reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Management makes estimates and assumptions for, but not limited to, allowance for doubtful accounts, revenue recognition, purchase price allocation, inventory reserves, tax assets and liabilities, depreciation and amortization lives, stock-based compensation, fair value of derivative liabilities, impairment of tangible and intangible assets and other contingencies.

Principles of Consolidation

Our consolidated financial statements include the accounts of China Crescent Enterprises, Inc., and all our wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

On January 1, 2008, we adopted the standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This standard defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).

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

Derivative Instruments

ASC 815-10, Derivatives and Hedging, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

Stock-Based Compensation

We have two  stock  option  plans which permit the granting of shares to attract,  retain  and  motivate  employees,  directors  and consultants.  We record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service periods. Our share-based awards include stock options, warrants and restricted stock awards. We use the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of these share-based awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free rate of return and dividends during the expected term.

There were no options granted during the three months ended March 31, 2010.

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260-10, Earnings Per Share.  Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period presented. Diluted net income (loss) per share for the period is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include options granted pursuant to our stock option plan, stock warrants and convertible debt and convertible preferred stock.

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

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive income (loss) consists of its net income (loss), the change in the currency translation adjustment.

Recently Issued Accounting Standards

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

2.  DESCRIPTION OF BUSINESS:

NewMarket China was formed in 2006 as a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket”), a technology and systems integration company based in Dallas, Texas.   Our headquarters is located in Dallas but the primary operations are currently in the People’s Republic of China (“China”).  To date, the majority of our sales have been information technology products and services sold within China.  These services are provided through our subsidiaries as detailed below:

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

•
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

•
Shenzhen Newbao Technology Co., Ltd.  (“Newbao”). Newbao is a wholly-owned subsidiary that was acquired by CLPTEC in December 2009 from China Radio Technology Co., Ltd., an Original Design Manufacturer located in Shenzhen, China, that designs and manufactures a wide range of wireless products specified by customers throughout Asia.  The company’s primary product focus involves wireless communication terminals (GSM, GSM/GPRS modules, GPS modules, GPS trackers, and Personal Navigation Devices).  The core research and development staff averages more than 5 years of professional experience, and provides customers with industrial design (ID), mechanical design (MD), hardware design (HW), software design (SW), manufacturing, test and evaluation (T&E) , and quality assurance (QA) services covering the full range of wireless communication solutions for intelligent terminals.

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

At March 31, 2010, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the three months ended March 31, 2010.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2009 and 2008 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4.  STOCKHOLDER’S EQUITY:

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value of common stock.  The Company had 374,755,144 shares of common stock issued and outstanding at March 31, 2010.

During the first quarter of 2010, we issued 141,384,544 shares of common stock as follows:

•	The Company issued 26,266,907 shares of common stock pursuant to several agreements to exchange $169,776 in short-term debt for equity.
•	The Company issued 17,507,717 shares of common stock pursuant to two agreements to exchange $94,833 in trade payables for equity.
•	The Company issued 97,609,920 shares of common stock pursuant to an agreement to convert $576,060 of a note payable into equity.

Preferred Stock

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are determined by our Board of Directors prior to issuance.

In November 2009, pursuant to the terms of the Equity Reorganization Agreement between the Company and NewMarket, NewMarket agreed to tender 250,000 shares of Series A Preferred Stock to the Company in exchange for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock.  The Series C Convertible Preferred Stock bears no dividend and is convertible into 25 million shares of common stock of the Company upon the effectiveness of a registration statement with the Securities and Exchange Commission.  The Series D Preferred Stock bears no dividend and the holders have voting rights at all times equal to 51% of the total outstanding shares of our common stock.

5.  STOCK OPTIONS AND WARRANTS:

Stock Options

The Company established a Compensatory Stock Option Plan (the “1995 Plan” or the “Option Plan”) and had reserved 400,000 shares of common stock for issuance under the Option Plan.  Incentive stock options were granted under the Option Plan at prices not less than 110% of the fair market value of the stock at the date of grant, and nonqualified options were granted at not less than 50% of the stock’s fair market value at the date of grant or the date the exercise price of any such option is modified.  Vesting provisions were determined by the Board of Directors.  All stock options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding as of March 31, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price

$3.50-12.75	190,000	3-4 years	$ 10.86	190,000	$3.50-12.75

In August 2008, we established a Stock Option and Award Plan (the “2008 Plan”) and reserved 400,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by our Board of Directors.  There have been no grants made under the 2008 Plan as of March 31, 2010.

Warrants

At March 31, 2010, there were no warrants to purchase common stock outstanding.

6.  SEGMENT INFORMATION:

Operating segments are defined as components of an enterprise about which separate financial information is available, where the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance.   We have determined that we do not have any separately reportable operating segments and therefore operate and evaluate our business as one reporting unit.

7.  SUBSEQUENT EVENTS:

We have evaluated subsequent events from the balance sheet date through the date the financial statements were issued.  We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements,  You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience and well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.ChinaCrescent.com .

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of March 31, 2010.

Plan of Operations

In February 2010, Paul K. Danner resigned as our Chief Executive Officer and a Director and Dr. James Jiang was appointed President and Chief Executive Officer of the Company.

In March 2010, we executed a non-binding letter of intent (the “Fonix LOI”) under which CLPTEC, our wholly-owned subsidiary based in Shanghai, China, would acquire 100% of Shanghai Gaozhi Software Systems, Ltd. (“Gaozhi”), a telecommunications software developer, from Fonix Corporation (“Fonix”) in exchange for the issuance of a newly authorized series of preferred stock, the terms and conditions of which are subject to negotiation.  The transaction is subject to the parties successfully entering into a definitive agreement.  It is anticipated that this transaction will close in the third quarter of 2010.

Simultaneous with the execution of the Fonix LOI, we entered into a one-year management agreement with Fonix under which  CLPTEC will assist in the management of Gaozhi until the execution of a definitive agreement between the parties for the acquisition of Gaozhi by CLPTEC.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

Net sales increased 102% from $7,429,308 for the quarter ended March 31, 2009 to $14,987,219 for the quarter ended March 31, 2010.  A 13% decrease in sales of products through our Clipper-Huali subsidiary in the Ningbo region was offset by revenue generated through a new outsourcing services agreement executed last quarter in Shanghai.   Cost of sales increased  99% from $6,990,855 for the quarter ended March 31, 2009 to $13,885,066 for the quarter ended March 31, 2009. This increase was due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of revenue was approximately 93% and 94% for the three months ended March 31, 2010 and 2009, respectively. We plan to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses during the three months ended March 31, 2010 were $337,909 compared to $214,010 for the three months ended March 31, 2009, an increase of 58%.  The increase is primarily attributable to expenses associated with our new DAETS and Newbao subsidiaries which were acquired in the fourth quarter of 2009.   General and administrative expenses as a percentage of revenue were 2% and 3% for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, we recognized net income of $656,983 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $111,832 during the three months ended March 31, 2009, a 487% increase.  The increase in net income is attributable to an increase in gross margin for the quarter and  the purchase of an additional 25% interest in our Clipper-Huali subsidiary from our minority interest holder in the second quarter of 2009.  Comprehensive income for the three months ended March 31, 2010 was $889,024 compared to $322,620 for three months ended March 31, 2009.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Liquidity and Capital Resources

Our cash balance at March 31, 2010 decreased $557,773, from $3,977,382 as of December 31, 2009, to $3,419,609. The decrease was the result of cash used in operating activities of $474,313 and cash used in investing activities of $504,528, offset by cash provided by financing activities of $205,256  and the effect of exchange rates on cash of $215,812. Operating activities for the three months ended March 31, 2010, exclusive of changes in operating assets and liabilities, provided $733,044, as well as an increase in accrued expenses and other payables of $651,293 and an increase in accounts payable of $476,249, offset by an increase in accounts receivable and inventory of $1,552,071 and an increase in supplier advances of $782,828.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2010 and 2009

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of March 31, 2010, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: May 24, 2010	/s/ James Jiang
James Jiang, PhD
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer