Form 10-Q
period 2010-06-30
China Crescent Enterprises, Inc.
filed 2010-08-19
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14306

CHINA CRESCENT ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-0928627
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

14860 Montfort Drive, Suite 210, Dallas, TX    75254
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

Yes ☐    No ☑

The Registrant had 722,940,470 shares of Common Stock outstanding as of August 18, 2010.

Item 1.  Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,136,165	$3,977,382
Accounts receivable	9,338,344	6,950,902
Inventory	2,655,204	2,751,131
Supplier advances and prepaid expenses	2,862,652	1,804,015
Advances to affiliate	3,000,000	2,000,000
Assets of discontinued operations	9,377	9,377
Other current assets	162,721	147,613
Total current assets	22,164,463	17,640,420

PROPERTY AND EQUIPMENT, NET	220,513	160,907
INTANGIBLE ASSETS	2,597	2,597

Total assets	$22,387,573	$17,803,924

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,728,061	$1,204,616
Short-term borrowing	1,151,883	1,897,069
Accrued expenses and other liabilities	1,043,578	563,661
Income taxes payable	-	-
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	4,232,205	3,974,029

Long-term debt	500,000	500,000

Total liabilities	4,732,205	4,474,029

EQUITY
China Crescent Enterprises, Inc. shareholders' equity:
Common stock; $.001 par value; 1,000,000,000 shares authorized;
618,875,051 and 234,370,600 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	618,875	234,371
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series C 10,000 and 10,000; Series D 5,000 and 5,000 shares
issued and outstanding at June 30, 2010 and
December 31, 2009, respectively	15	15
Additional paid-in capital	7,409,593	5,950,581
Accumulated comprehensive income	1,311,289	739,511
Retained earnings	5,531,360	3,755,468
Total China Crescent Enterprises, Inc. stockholders' equity	14,871,132	10,679,946
Noncontrolling interest	2,784,236	2,649,949
Total equity	17,655,368	13,329,895

Total liabilities and equity	$22,387,573	$17,803,924

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$16,719,095	$9,556,566	$31,706,314	$16,985,874

COST OF SALES	14,909,148	7,942,007	28,794,214	14,932,862

Gross Margin	1,809,947	1,614,559	2,912,100	2,053,012

OPERATING EXPENSES
Selling, general and administrative expenses	522,759	315,314	860,668	529,324
Depreciation and amortization	15,365	5,242	27,930	6,392
Total expenses	538,124	320,556	888,598	535,716

Income (loss) from operations	1,271,823	1,294,003	2,023,502	1,517,296

OTHER INCOME (EXPENSE)
Interest income	-	(79)	-	902
Interest expense	(34,998)	(54,711)	(65,321)	(101,940)
Other income	81,314	45,624	166,508	89,582
Other expense	(1,650)	(1,627)	(2,830)	(3,351)
Total other income (expense)	44,666	(10,793)	98,357	(14,807)

Net income before income tax and non-controlling interest	1,316,489	1,283,210	2,121,859	1,502,489
Foreign income tax	(126,789)	-	(214,680)	-
Non-controlling interest in consolidated subsidiary	(70,791)	(259,970)	(134,287)	(367,417)

Net income	1,118,909	1,023,240	1,772,892	1,135,072

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	-	(210)	-	(1,023)
Gain (loss) on foreign currency translation	339,737	(674,198)	571,778	(462,597)
Total other comprehensive income	339,737	(674,408)	571,778	(463,620)

Comprehensive income	$1,458,646	$348,832	$2,344,670	$671,452

Earnings per share-basic and diluted:

Net income per weighted-average share-basic	$0.00	$0.11	$0.00	$0.17

Net income per weighted-average share-diluted	$0.00	$0.07	$0.00	$0.11

Number of weighted average common shares o/s-basic	488,754,379	9,378,599	386,588,624	6,610,607
Number of weighted average common shares o/s-diluted	513,754,379	14,067,899	411,588,624	9,915,911

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Changes in Equity
December 31, 2009 Through June 30, 2010
(Unaudited)
						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income	Earnings	Equity

STARTING BALANCE, 12/31/09	250,000	234,370,600	$15	$234,371	$5,950,581	$739,511	$3,755,468	$10,679,946

Common stock issued to settle debt		155,706,532		155,707	493,044			648,751

Common stock issued for conversion
of note payable		151,662,451		151,662	716,281			867,943

Common stock issued for trade payables		77,135,468		77,135	249,687			326,822

Other comprehensive income						571,778		571,778

Net income							1,775,892	1,775,892

ENDING BALANCE, 6/30/10	250,000	618,875,051	15	$618,875	$7,409,593	$1,311,289	$5,531,360	$14,871,132

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,772,892	$1,135,072
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	134,287	367,417
Depreciation	27,930	6,392
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,946,158)	(783,075)
(Increase) decrease in advances and other assets	(358,612)	(226,767)
(Increase) decrease in inventory	119,829	(276,732)
Increase (decrease) in accounts payable	323,423	(174,558)
Increase (decrease) in accrued expenses and other payables	1,173,558	119,977
Net cash provided by operating activities	247,149	167,726

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(87,548)	-
Net cash used in investing activities	(87,548)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(1,000,000)	(255,193)
Proceeds from short-term borrowings	445,156	-
Net cash used in financing activities	(554,844)	(255,193)

Effect of exchange rates on cash	554,026	(253,836)

Net increase (decrease) in cash and equivalents	158,783	(341,303)

CASH, beginning of period	3,977,382	2,600,498

CASH, end of period	$4,136,165	$2,259,195

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

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

There were no options granted during the six months ended June 30, 2010.

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

At June 30, 2010, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the six months ended June 30, 2010.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2009 and 2008 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4.  STOCKHOLDER’S EQUITY:

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value of common stock.  The Company had 618,875,051 shares of common stock issued and outstanding at June 30, 2010.

During the second quarter of 2010, we issued 243,119,907 shares of common stock as follows:

•	The Company issued 129,439,625 shares of common stock pursuant to several agreements to exchange $478,975 in short-term debt for equity.
•	The Company issued 59,627,751 shares of common stock pursuant to two agreements to exchange $231,990 in trade payables for equity.
•	The Company issued 54,052,531 shares of common stock pursuant to an agreement to convert $576,060 of a note payable into equity.

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

The following table summarizes information about stock options outstanding as of June 30, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$3.50-12.75	190,000	3-4 years	$10.86	190,000	$3.50-12.75

In August 2008, we established a Stock Option and Award Plan (the “2008 Plan”) and reserved 400,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by our Board of Directors.  There have been no grants made under the 2008 Plan as of June 30, 2010.

Warrants

At June 30, 2010, there were no warrants to purchase common stock outstanding.

6 - SEGMENT INFORMATION:

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

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of June 30, 2010.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

Net sales increased 75% from $9,556,566 for the quarter ended June 30, 2009 to $16,719,095 for the quarter ended June 30, 2010.  The increase is attributable to sales associated with our new DAETS and Newbao subsidiaries.   Cost of sales increased  88% from $7,942,007 for the quarter ended June 30, 2009 to $14,909,148 for the quarter ended June 30, 2010. This increase was due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of revenue was approximately 89% and 83% for the three months ended June 30, 2010 and 2009, respectively. We are pursuing strategies to reduce the overall cost of sales as a percentage of sales as the Company grows, such as entering into higher margin outsourcing agreements.

General and administrative expenses during the three months ended June 30, 2010 were $522,759 compared to $315,314 for the three months ended June 30, 2009, an increase of 66%.  The increase is primarily attributable to expenses associated with our new DAETS and Newbao subsidiaries which were acquired in the fourth quarter of 2009.   General and administrative expenses as a percentage of revenue were 3% and 3% for the three months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010, we recognized net income of $1,118,909 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $1,023,240 during the three months ended June 30, 2009, a 9% increase.  The increase in net income is attributable to an increase in net sales for the quarter.  Comprehensive income for the three months ended June 30, 2010 was $1,458,646 compared to $348,832 for three months ended June 30, 2009.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Six months ended June 30, 2010 compared to six months ended June 30, 2009:

Net sales increased 87% from $16,985,874 for the six months ended June 30, 2009 to $31,706,314 for the six months ended June 30, 2010.  The increase is attributable to sales associated with our new DAETS and Newbao subsidiaries.   Cost of sales increased 93% from $14,932,862 for the six months ended June 30, 2009 to $28,794,214 for the six months ended June 30, 2009. This increase was due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of revenue was approximately 91% and 88% for the six months ended June 30, 2010 and 2009, respectively.

General and administrative expenses during the six months ended June 30, 2010 were $860,668 compared to $529,324 for the six months ended June 30, 2009, an increase of 63%.  The increase is primarily attributable to expenses associated with our new DAETS and Newbao subsidiaries which were acquired in the fourth six months of 2009.   General and administrative expenses as a percentage of revenue were 3% and 3% for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, we recognized net income of $1,772,892 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $1,135,072 during the six months ended June 30, 2009, a 56% increase.  The increase in net income is attributable to an increase in net sales for the quarter.  Comprehensive income for the six months ended June 30, 2010 was $2,344,670 compared to $671,452 for six months ended June 30, 2009.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Liquidity and Capital Resources

Our cash balance at June 30, 2010 increased $158,783, from $3,977,382 as of December 31, 2009, to $4,136,165. The increase was the result of cash provided by operating activities of $247,149 and the effect of exchange rates on cash of $554,026, offset by cash used in investing activities of $87,548 and cash used in financing activities of $554,844. Operating activities for the six months ended June 30, 2010, exclusive of changes in operating assets and liabilities, provided $1,935,109, as well as an increase in accrued expenses and other payables of $1,173,558, an increase in accounts payable of $323,423 and a decrease in inventory of $119,829, offset by an increase in accounts receivable $2,946,158 and a decrease in supplier advances of $358,612.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2010 and 2009

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

Item 4T.  Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

As of June 30, 2010, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2009.

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

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: August 18, 2010	/s/ James Jiang
James Jiang, PhD
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer