Form 10-Q
period 2010-09-30
China Crescent Enterprises, Inc.
filed 2010-11-19
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

The Registrant had 967,077,213 shares of Common Stock outstanding as of November 19, 2010.

Item 1.  Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,147,924	$3,977,382
Accounts receivable	10,371,994	6,950,902
Inventory	2,993,001	2,751,131
Supplier advances and prepaid expenses	3,860,895	1,804,015
Advances to affiliate	3,000,000	2,000,000
Assets of discontinued operations	9,377	9,377
Other current assets	162,721	147,613
Total current assets	24,545,912	17,640,420

PROPERTY AND EQUIPMENT, NET	203,714	160,907
INTANGIBLE ASSETS	2,597	2,597

Total assets	$24,752,223	$17,803,924

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,785,743	$1,204,616
Short-term borrowing	1,310,040	1,897,069
Accrued expenses and other liabilities	928,920	563,661
Income taxes payable	9,966	-
Liabilities of discontinued operations	308,683	308,683
Total current liabilities	4,343,352	3,974,029

Long-term debt	625,260	500,000

Total liabilities	4,968,612	4,474,029

EQUITY
China Crescent Enterprises, Inc. shareholders' equity:
Common stock; $.001 par value; 1,000,000,000 shares authorized;
888,159,583 and 234,370,600 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	888,160	234,371
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series C 10,000 and 10,000; Series D 5,000 and 5,000 shares
issued and outstanding at September 30, 2010 and
December 31, 2009, respectively	15	15
Additional paid-in capital	8,019,103	5,950,581
Accumulated comprehensive income	1,048,842	739,511
Retained earnings	7,047,246	3,755,468
Total China Crescent Enterprises, Inc. stockholders' equity	17,003,366	10,679,946
Noncontrolling interest in consolidated subsidiary	2,780,245	2,649,949
Total equity	19,783,611	13,329,895

Total liabilities and equity	$24,752,223	$17,803,924

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE	$19,207,832	$13,344,273	$50,914,146	$30,330,147

COST OF SALES	17,315,476	12,072,141	46,109,690	27,005,003

Gross Margin	1,892,356	1,272,132	4,804,456	3,325,144

OPERATING EXPENSES
Selling, general and administrative expenses	320,847	285,020	1,181,515	814,344
Depreciation and amortization	16,790	5,270	44,720	11,662
Total expenses	337,637	290,290	1,226,235	826,006

Income (loss) from operations	1,554,719	981,842	3,578,221	2,499,138

OTHER INCOME (EXPENSE)
Interest income	-	-	-	902
Interest expense	(40,873)	(38,401)	(106,194)	(140,341)
Other income	33,012	73,525	199,520	163,107
Other expense	(1,763)	(1,424)	(4,593)	(4,775)
Total other income (expense)	(9,624)	33,700	88,733	18,893

Net income before income tax and non-controlling interest	1,545,095	1,015,542	3,666,954	2,518,031
Foreign income tax	(164,497)	(13,060)	(379,167)	(13,060)
Non-controlling interest in consolidated subsidiary	138,278	(258,600)	3,991	(626,017)

Net income	1,518,876	743,882	3,291,778	1,878,954

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	-	(139)	-	(1,162)
Gain (loss) on foreign currency translation	262,447	148,213	(309,331)	(314,384)
Total other comprehensive income	262,447	148,074	(309,331)	(315,546)

Comprehensive income	$1,781,323	$891,956	$2,982,447	$1,563,408

Earnings per share-basic and diluted:

Net income per weighted-average share-basic	$0.00	$0.08	$0.01	$0.28

Net income per weighted-average share-diluted	$0.00	$0.05	$0.01	$0.19

Number of weighted average common shares o/s-basic	720,273,615	9,378,599	499,039,244	6,610,607
Number of weighted average common shares o/s-diluted	745,273,615	14,067,899	524,039,244	9,915,911

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Changes in Equity
December 31, 2009 Through September 30, 2010
(Unaudited)

						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income	Earnings	Equity

STARTING BALANCE, 12/31/09	250,000	234,370,600	$15	$234,371	$5,950,581	$739,511	$3,755,468	$10,679,946

Common stock issued to settle debt		301,153,509		301,154	824,392			1,125,546

Common stock issued for conversion
of note payable		151,662,451		151,662	716,281			867,943

Common stock issued for trade payables		200,973,023		200,973	527,849			728,822

Other comprehensive income		0		0	0	309,331	0	309,331

Net income		0		0	0	-	3,291,778	3,291,778

ENDING BALANCE, 9/30/10	250,000	888,159,583	$15	$888,160	$8,019,103	$1,048,842	$7,047,246	$17,003,366

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,291,778	$1,878,954
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	130,296	626,017
Depreciation	44,720	11,662
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,421,092)	(2,529,886)
(Increase) decrease in advances and other assets	(1,571,988)	(981,122)
(Increase) decrease in inventory	(241,870)	(538,213)
Increase (decrease) in accounts payable	581,127	(243,675)
Increase (decrease) in accrued expenses and other payables	365,259	271,184
Net cash provided by operating activities	178,230	(1,505,079)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of property and equipment	-	10,116
Net cash provided by investing activities	-	10,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(1,000,000)	(272,433)
Proceeds from short-term borrowings	1,000,000	262,897
Payments on short-term borrowings	(587,029)	-
Proceeds from long-term debt	125,260	585,122
Net cash used in financing activities	(461,769)	575,586

Effect of exchange rates on cash	454,081	665,897

Net increase (decrease) in cash and equivalents	170,542	(253,480)

CASH, beginning of period	3,977,382	2,600,498

CASH, end of period	$4,147,924	$2,347,018

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

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

There were no options granted during the nine months ended September 30, 2010.

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

2.  DESCRIPTION OF BUSINESS:

NewMarket China was formed in 2006 as a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket”), a technology and systems integration company based in Dallas, Texas.   Our headquarters is located in Dallas but the primary operations are currently in the People’s Republic of China (“China”).  To date, the majority of our sales have been information technology products and services sold within China.  These services are provided through our subsidiaries as detailed below:

●
Clipper Technology, Ltd. (“CLPTEC”):  A Wholly Owned Foreign Entity (“WOFE”) registered in Shanghai, China, which provides consulting, development, implementation, and maintenance of technology systems which include both software and hardware peripherals for computing, communication, and data exchanges related to general business applications as well as the specialty fields of medical, security, military and homeland defense applications.  CLPTEC may also engage in  project management oversight of technology product manufacturing related to the above business activities on an Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) basis.

●
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

●
Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”). DAETS is a wholly-owned subsidiary that was acquired by CLPTEC in December 2009 from Aoyuan Electronic Company, Ltd., located in Dalian, China, which was established in March 1995. Aoyuan is one of the top 500 computer hardware suppliers in China and is listed as one of the “Top 100 Northeast Regional Computer Suppliers” by First Chinese Computer Vendors.  In 2004, Aoyuan was awarded “Best IT Distributor of Northeast China” and received ISO9001 certification by SGS in the United Kingdom.  Aoyuan’s staff operates several business segments, including computer software and hardware sales, system integration, IT consulting services, IT product promotion and IT retail sales.

●
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

3. DISCONTINUED OPERATIONS:

Brunetti Acquisition

On October 20, 2003, we acquired a controlling 60% equity interest in Brunetti in exchange for a $700,000 cash contribution to Brunetti.  On January 30, 2004, we acquired the remaining 40% equity interest in Brunetti in exchange for a $300,000 cash contribution to Brunetti.

On October 11, 2004, we discontinued the operations of Brunetti and implemented steps to liquidate the assets of Brunetti.  On March 1, 2005, Brunetti filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

At September 30, 2010, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Accrued payroll	93,440
Total liabilities (all current)	$308,683

Brunetti reported no revenues or income during the nine months ended September 30, 2010.  Operations related to Brunetti resulted in a net loss during the year ended December 31, 2009 and 2008 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

4.   NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholder’s proportionate share of equity in our Clipper-Huali subsidiary.  As of September 30, 2010, we owned 76% of the capital stock of Clipper-Huali, representing voting control and a majority interest.  Our controlling ownership interest requires that Clipper-Huali’s operations be included in the Condensed Consolidated Financial Statements contained herein.  The 24% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of September 30, 2010, The Huali Group, Ltd., our minority interest partner, held a $2,780,245 interest in the net asset value of our Clipper-Huali subsidiary.

5.  STOCKHOLDER’S EQUITY:

Common Stock

We have authorized 1,000,000,000 shares of $0.001 par value of common stock.  We had 888,159,583 shares of common stock issued and outstanding at September 30, 2010.

During the third quarter of 2010, we issued 269,284,532 shares of common stock as follows:

●	We issued 145,446,977 shares of common stock pursuant to several agreements to exchange $476,795 in short-term debt for equity.

●	We issued 123,837,555 shares of common stock pursuant to two agreements to exchange $402,000 in trade payables for equity.

In October 2010, we filed a Definitive Information Statement in Schedule 14C indicating that our Board of Directors had authorized an amendment to our Articles of Incorporation increasing the number of authorized common shares from one billion (1,000,000,000) to three billion (3,000,000,000).  This action was passed by the written consent of our majority shareholder and was effective on November 15, 2010.

Preferred Stock

We have authorized 20,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are determined by our Board of Directors prior to issuance.

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

The following table summarizes information about stock options outstanding as of September 30, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$3.50-12.75	190,000	3-4 years	$ 10.86	190,000	$3.50-12.75

In August 2008, we established a Stock Option and Award Plan (the “2008 Plan”) and reserved 400,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by our Board of Directors.  There have been no grants made under the 2008 Plan as of September 30, 2010.

Warrants

At September 30, 2010, there were no warrants to purchase common stock outstanding.

7.   SEGMENT INFORMATION:

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

8.  SUBSEQUENT EVENTS:

In October 2010, we filed a Definitive Information Statement in Schedule 14C indicating that our Board of Directors had authorized an amendment to our Articles of Incorporation increasing the number of authorized common shares from one billion (1,000,000,000) to three billion (3,000,000,000).  This action was passed by the written consent of our majority shareholder and was effective on November 15, 2010.

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

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.ChinaCrescent.com.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of September 30, 2010.

Plan of Operations

In February 2010, Paul K. Danner resigned as our Chief Executive Officer and a Director and Dr. James Jiang was appointed President and Chief Executive Officer of the Company.

In March 2010, we executed a non-binding letter of intent (the “Fonix LOI”) under which CLPTEC, our wholly-owned subsidiary based in Shanghai, China, would acquire 100% of Shanghai Gaozhi Software Systems, Ltd. (“Gaozhi”), a telecommunications software developer, from Fonix Corporation (“Fonix”) in exchange for the issuance of a newly authorized series of preferred stock, the terms and conditions of which are subject to negotiation.  The transaction was subject to the parties successfully entering into a definitive agreement which we originally projected would occur in the third quarter of 2010.

Simultaneous with the execution of the Fonix LOI, we planned to enter into a one-year management agreement with Fonix under which CLPTEC would assist in the management of Gaozhi until the execution of a definitive agreement between the parties for the acquisition of Gaozhi by CLPTEC.  In August 2010, we determined that the parties would be unable to negotiate a mutually satisfactory definitive agreement regarding the intended transaction, therefore the aforementioned relationships between the parties were subsequently terminated.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

Net sales increased 44% from $13,344,273 for the quarter ended September 30, 2009 to $19,207,832 for the quarter ended September 30, 2010.  The increase is attributable to sales associated with our new DAETS and Newbao subsidiaries.   Cost of sales increased 43% from $12,072,141 for the quarter ended September 30, 2009 to $17,315,476 for the quarter ended September 30, 2010. This increase was due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of revenue was approximately 90% and 90% for the three months ended September 30, 2010 and 2009, respectively.

General and administrative expenses during the three months ended September 30, 2010 were $320,847 compared to $285,020 for the three months ended September 30, 2009, an increase of 13%.  The increase is primarily attributable to expenses associated with our new DAETS and Newbao subsidiaries which were acquired in the fourth quarter of 2009.   General and administrative expenses as a percentage of revenue were 2% and 2% for the three months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010, we recognized net income of $1,518,876 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $743,882 during the three months ended September 30, 2009, a 104% increase.  The increase in net income is attributable to an increase in net sales for the quarter.  Comprehensive income for the three months ended September 30, 2010 was $1,781,323 compared to $891,956 for three months ended September 30, 2009.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

Net sales increased 68% from $30,330,147 for the nine months ended September 30, 2009 to $50,914,146 for the nine months ended September 30, 2010.  The increase is attributable to sales associated with our new DAETS and Newbao subsidiaries.   Cost of sales increased 71% from $27,005,003 for the nine months ended September 30, 2009 to $46,109,690 for the nine months ended September 30, 2009. This increase was due to of the corresponding increase in sales volume.   Cost of sales, as a percentage of revenue was approximately 91% and 89% for the nine months ended September 30, 2010 and 2009, respectively.

General and administrative expenses during the nine months ended September 30, 2010 were $1,181,515 compared to $814,344 for the nine months ended September 30, 2009, an increase of 45%.  The increase is primarily attributable to expenses associated with our new DAETS and Newbao subsidiaries which were acquired in the fourth quarter of 2009.   General and administrative expenses as a percentage of revenue were 2% and 3% for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, we recognized net income of $3,291,778 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $1,878,954 during the nine months ended September 30, 2009, a 75% increase.  The increase in net income is attributable to an increase in net sales for the nine months.  Comprehensive income for the nine months ended September 30, 2010 was $2,982,447 compared to $1,563,408 for nine months ended September 30, 2009.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Liquidity and Capital Resources

Our cash balance at September 30, 2010 increased $170,542, from $3,977,382 as of December 31, 2009, to $4,147,924. The increase was the result of cash provided by operating activities of $178,230 and the effect of exchange rates on cash of $454,081, offset by cash used in financing activities of $461,769. Operating activities for the nine months ended September 30, 2010, exclusive of changes in operating assets and liabilities, provided $3,466,794, as well as an increase in accrued expenses and other payables of $365,259 and an increase in accounts payable of $581,127, offset by an increase in accounts receivable $2,421,092, an increase in inventory of $241,870, and an increase in supplier advances and other assets of $1,571,988.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2010 and 2009

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

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

As of September 30, 2010, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended September 30, 2010:

●	We issued 145,446,977 shares of common stock pursuant to several agreements to exchange $476,795 in short-term debt for equity.

●	We issued 123,837,555 shares of common stock pursuant to two agreements to exchange $402,000 in trade payables for equity.

We received no proceeds from the issuance of these securities.  Each of the above issuances was deemed to be exempt from registration under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.   The issuance of these shares did not involve a public offering or general solicitation and no underwriters were involved.  The recipients of the shares were afforded an opportunity for effective access to relevant information needed to make their investment decision including access to our filings with the SEC.  We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: November 19, 2010	/s/ James Jiang
James Jiang, PhD
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer