Form 10-K
period 2010-12-31
China Crescent Enterprises, Inc.
filed 2011-04-15
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the closing price of the Registrant’s common stock on June 30, 2010:   $4,951,000

China Crescent Enterprises, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

In October 2006, Intercell executed an Agreement and Plan of Reorganization (the “Agreement”) with NewMarket China, Inc. (“NewMarket China”) a wholly-owned subsidiary of NewMarket Technology, Inc. (“NewMarket Technology”).  The Agreement provided for Intercell to acquire from NewMarket Technology its subsidiary, NewMarket China, through the exchange of  all of the issued and outstanding stock of NewMarket China, for  two million (2,000,000) common shares of Intercell.  As a result of the Agreement, NewMarket China became the wholly-owned subsidiary of Intercell.

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

As part of the reorganization and acquisition of Intercell, on January 31, 2007, we changed the name of the company to NewMarket China, Inc. (the “Company”) and changed its trading symbol to “NMCH”.  Additionally, we changed the Company’s fiscal year end from September 30th to December 31st.  In June 2008, we changed the Company’s name to China Crescent Enterprises, Inc. , subsequently changing its trading symbol to “CCTR”.

As a result of the acquisition of NewMarket China and the change in control of Intercell, several changes were made to our management. In October 2006, John Verges was appointed as Chief Executive Officer (“CEO”) and Philip J. Rauch was appointed as Chief Financial Officer (“CFO”). Additionally, the existing directors of the Company resigned and Mr. Rauch was appointed to the Board of Directors along with Philip Verges and Bruce Noller, the CEO and Director of Operations of NewMarket Technology, respectively.

Mr. Noller resigned from the Board on March 3, 2008 and was replaced by Mr. Paul Danner.  Mr. John Verges resigned as Chief Executive Officer of the Company on June 2, 2008 and Mr. Danner was appointed as Chief Executive Officer of the Company effective July 1, 2008.

In April 2009, we issued 750 shares of Series B Convertible Preferred Stock, $.001 par value, to The Huali Group in connection with the acquisition by our Clipper Technology, Ltd. subsidiary, of an additional 25% interest in Clipper-Huali, Ltd., bringing our total ownership in Clipper-Huali, Ltd. to 76%.

In November 2009, we entered into an Equity Reorganization Agreement with NewMarket Technology under which NewMarket Technology exchanged its 250,000 shares of Series A Preferred Stock for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock.

In December 2009, we acquired 100% of Shenzhen Nubao Technology Co., Ltd. (“Nubao”), an original design manufacturer (“ODM”) of wireless products, from China Radio Technology Co., Ltd. in exchange for a $300,000 note.  Additionally, in December 2009 we acquired 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company, from Aoyuan Electronic Company, Ltd., in exchange for a $200,000 note.

Mr. Danner resigned as CEO and a Director of the Company on January 31, 2010, and Dr. James Jiang was appointed CEO of the Company effective February 1, 2010.

In March 2010, we executed a non-binding letter of intent (the “Fonix LOI”) under which CLPTEC, our wholly-owned subsidiary based in Shanghai, China, would acquire 100% of Shanghai Gaozhi Software Systems, Ltd. (“Gaozhi”), a telecommunications software developer, from Fonix Corporation (“Fonix”) in exchange for the issuance of a newly authorized series of preferred stock, the terms and conditions of which were subject to negotiation.  The transaction was subject to the parties successfully entering into a definitive agreement which we originally projected would occur in the third quarter of 2010.

Simultaneous with the execution of the Fonix LOI, we planned to enter into a one-year management agreement with Fonix under which CLPTEC would assist in the management of Gaozhi until the execution of a definitive agreement between the parties for the acquisition of Gaozhi by CLPTEC.  In August 2010 it became apparent the parties would be unable to negotiate a mutually satisfactory definitive agreement regarding the intended transaction, therefore all aforementioned relationships between CLPTEC and Fonix were subsequently terminated.

Business of China Crescent Enterprises, Inc.

Our headquarters is located in Dallas, Texas but our primary operations are currently in The People’s Republic of China (“China” or “PRC”).  To date, the majority of our revenue has been derived from the resale of  information technology products, as well as providing certain technology-related  services within mainland China.  Through a recent acquisition the Company has expanded into the original design manufacturing (ODM) market.  An ODM designs and manufactures products which are specified and eventually branded by another firm for sale.  Such ODM companies allow the brand firm to produce (either as a supplement or solely) without having to engage in the organization or running of a factory.  ODM's typically handle production for multiple clients, often providing a large portion of overall production.  A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm which is in contrast to a contract manufacturer (CM).  This business model is often employed in international trade, where a local ODM is used to produce goods for a foreign company which benefits from  some advantage in the transaction, such as low labor inputs, transport links or proximity to markets.  ODM manufacturing may also be utilized when local ownership laws prohibit direct ownership of assets by foreigners, allowing a local firm to produce for a brand company for either the domestic market or export.

Beyond the recent inclusion of our ODM business, the Company also continues to explore the possibility of establishing worldwide business relationships with customers that may involve:

-	Outsourcing of software development in China
-	Expansion within the Chinese marketplace
-	Localization of products and/or services
-	Identification of complimentary products in China
-	Export of products manufactured in China

We provide these products and services through our subsidiaries and partnerships, as discussed below.

Clipper Technology, Ltd. (“CLPTEC”).  CLPTEC, a Wholly Owned Foreign Entity (W.O.F.E.) registered in Shanghai, China, is our main operating subsidiary.  Chinese companies must be registered in the specific market they intend to operate in. CLPTEC’s corporate charter in China allows the Company to provide consulting, development, implementation, and maintenance of technology systems which include both software and hardware peripherals for computing, communication, and data exchanges related to general business applications as well as the specialty fields of medical, security, military and homeland defense applications. CLPTEC may also engage in the prototype development of security systems as well as original equipment manufacturing (“OEM”) sourcing for production of hardware related to the above business activities.

Clipper Huali Co., Ltd. (“Clipper Huali”).  Clipper Huali was originally formed as a collaborative business venture between CLPTEC and a consortium of Chinese technology firms called The Huali Group, Ltd. (“Huali”). Such ventures in China are required to be registered companies. In 2006, CLPTEC and Huali formalized our business relationship with the formation of Clipper Huali.  Clipper Huali is registered in the City of Ningbo, China, located just south of Shanghai on the opposite side of the Hangzhou Bay. By virtue of its registration as an independent firm, Clipper Huali is a now a majority-owned subsidiary of CLPTEC and was initially owned 51% by CLPTEC and 49% by Huali. Clipper Huali is a value-added reseller of IT products including notebook and desktop computers, printers, servers and networking equipment from a number of global brand partners including Dell, HP, IBM, Cisco, Sony, Epson, Canon and Sanyo.  The company is also an authorized reseller of operating systems, database, middleware and application software from Microsoft, Red Hat, Oracle, Sybase, IBM, BEA, Veritas and others. In March 2009, CLPTEC acquired an additional 25% interest in Clipper Huali from Huali in exchange for the issuance of 750 shares of Series B Convertible Preferred Stock of the Company, bringing CLPTEC’s total ownership in Clipper Huali to 76% and reducing Huali’s ownership interest to 24%.

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

Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”).  DAETS is a wholly-owned subsidiary that was acquired by CLPTEC in December 2009 from Aoyuan Electronic Company, Ltd., located in Dalian, China. Established in March 1995, Aoyuan is one of the top 500 computer hardware suppliers in China and is listed as one of the “Top 100 Northeast Regional Computer Suppliers” by First Chinese Computer Vendors.  In 2004, Aoyuan was awarded “Best IT Distributor of Northeast China” and received ISO9001 certification by SGS in the United Kingdom.  Aoyuan’s staff operate several business segments, including computer software and hardware sales, system integration, IT consulting services, IT product promotion and IT retail sales.

Shenzhen Nubao Technology Co. Ltd. (“Nubao”).  Nubao is a wholly-owned subsidiary acquired by CLPTEC in December 2009 from China Radio Technology Co., Ltd., an original design manufacturer located in Shenzhen, China.  Nubao designs and manufactures a wide range of custom wireless products specified by customers worldwide, with the company’s primary product focus on wireless communication terminals (GSM, GSM/GPRS modules, GPS modules, GPS trackers, and personal navigation devices).  The core research and development staff of Nubao averages more than five years of professional experience, and provides customers with industrial design (ID), mechanical design (MD), hardware design (HW), software design (SW), manufacturing, test and evaluation (T&E), and quality assurance (QA) services covering the full range of wireless communication solutions for intelligent terminals.

The following chart reflects our current organizational structure as of the date of this report:

Employees

As of December 31, 2010, we had approximately 315 employees, of which 223 employees work for Clipper-Huali, 45 employees work for Nubao, 42 employees work for DAETS and three employees work for CLPTEC.  Our employees are not represented by a labor union or subject to any collective bargaining agreement that may stem from such unions. Our Chinese subsidiaries are subject to Chinese labor laws that give labor a comparatively minor level of group power. We believe our relations with our employees are satisfactory and do not present any undue organizational risk.

ITEM 1A.                      RISK FACTORS

This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report.  These risks and uncertainties include the following:

Risks Related to Our Company

While we have been profitable over the last four years, we cannot be certain that we will not incur monthly and/or quarterly operating losses from time to time in the future.

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

We will need to achieve greater revenues, better margins, and/or reduce operating expenses in order to maintain profitability. There can be no assurance that we will be successful in increasing revenues, generating acceptable margins and reducing operating expenses.  We may have to seek additional outside sources of capital for our business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

Our quarterly and annual sales and financial results have varied significantly in the past, and we expect to experience fluctuations in the future, which means that period-to-period comparisons are not necessarily meaningful or indicative of future performance. These fluctuations may be attributed to several factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion and/or the cancellation of projects, the evolving and unpredictable nature of the markets in which our products and services are sold and economic conditions in general or in certain geographic areas in which our customers do business. Furthermore, we may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, we cannot give any assurances that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters. In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year. The trading prices of our securities may fluctuate significantly in response to variations in our quarterly or annual results of operations.

We may not be able to sustain or accelerate growth, or sustain or accelerate recurring revenue from our business.

Rapid technological change could render our products and services obsolete.

The IT services industry is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

-	To develop or license new products, services and technologies that address the varied needs of our customers and prospective customers
-	To respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or user preferences, we could lose customers, which would cause a decrease in our revenue.

From time to time, we evaluate the various components of our portfolio of businesses and may, as a result, decide to acquire or divest businesses or enter into joint ventures or strategic alliances. These acquisitions, divestitures, joint ventures and alliances affect our costs, revenues, profitability and financial position. We may also consider the acquisition of specific assets or businesses that fall outside our traditional lines of business if we deem such properties sufficiently attractive. If we fail to manage the risks associated with acquisitions, divestitures, joint ventures or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested business, unexpected costs associated with the separation of the business to be sold, and potential post-closing claims for indemnification.  In addition, adverse economic or market conditions may result in fewer potential bidders and unsuccessful sales efforts.  Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to our fixed cost structure.

Acquisitions also involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets.

We may be unable to obtain additional capital if needed to grow our business, which would adversely impact our business. If we raise additional financing, shareholders may suffer significant dilution.

We anticipate that our current cash and cash flow from operations will be sufficient to satisfy our working capital and ordinary course capital expenditure needs over the next 12 months.  However, if our revenues do not continue to cover our expenses, we will need to seek additional investment from our parent company or a third party to finance our growth plans as we have done in the past.  We cannot be certain that financing from our parent company or third parties will be available on acceptable terms to us or at all. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Furthermore, if we issue equity securities, shareholders will experience dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Certain direct market competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Additional competition could result in price reductions, reduced margins and loss of market. We cannot guarantee that we will be able to compete successfully against future competitors or that future competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. If one or more of our key employees leaves the Company, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of key personnel could negatively affect our business, financial condition and results of operations.

The ongoing worldwide credit crisis and turmoil in the global financial system may have an adverse impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, current economic conditions also impact levels of government and consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy in particular.

A prolonged economic downturn could reduce our customer base and demand for our products. Our success significantly depends upon the growth of demand of our products from a growing customer base. If demand for our products and services do not grow, or if prevailing economic conditions locally, nationally or internationally are unfavorable, our business may not succeed. A prolonged economic downturn would likely contribute to the deterioration of the demand for our products and services, which in turn would hurt our business. A prolonged economic downturn could, therefore, result in reduced revenue, reduced gross margin or losses that could materially and adversely affect our business.

In August 2006, six Chinese regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective in September 2006 (the “M&A Rule”). According to the M&A Rule, a “Round-trip Investment” is defined as having taken place when a Chinese business that is owned by Chinese individual(s) is sold to a non-Chinese entity that is established or controlled, directly or indirectly, by those same Chinese individual(s).  Under the M&A Rules, any Round-trip Investment must be approved by China’s Ministry of Commerce (“MOFCOM”), and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of Chinese law. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction and/or require approval of the MOFCOM when a foreign investor takes control of a Chinese domestic enterprise.  In the future, we may grow our business in part by acquiring complementary businesses. The M&A Rule also requires MOFCOM anti-trust review of any change-of-control transactions involving certain types of foreign acquirers.  Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Risks Related to Doing Business in China

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like ours that have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission (“SEC”). Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of such scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed China-based companies has sharply decreased in value and, in some cases, has become virtually worthless. Furthermore, many of these companies are conducting internal and external investigations into such allegations and in the interim are subject to trading halts, SEC investigative and enforcement actions and shareholder lawsuits. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. Such a development would be costly and time consuming and would distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely harmed and your investment in our stock could be rendered worthless.

Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If we undertake new business ventures that are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties associated with these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination, all of which we have no control over. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our revenues have been generated by operating companies that report to our Chinese subsidiary, CLPTEC.  However, Chinese regulations restrict the ability of CLPTEC to make dividends and other payments to its parent company.  Chinese legal restrictions permit payments of dividends by CLPTEC only out of its accumulated after-tax profits, if any, determined in accordance with Chinese accounting standards and regulations.   Any limitations on the ability of CLPTEC to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

China has only recently permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Changes in China's political or economic situation could harm us and our operating results.  Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

●	Level of government involvement in the economy
●	Control of foreign exchange
●	Methods of allocating resources
●	Balance of payments position
●	International trade restrictions
●	International conflict

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of OECD member countries.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led the Chinese government to adopt various corrective measures which they implement at will, designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation in the future may cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Uncertainties with respect to the Chinese legal system could limit the legal protections available to you and us.  We conduct substantially all of our business through our subsidiaries in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The Chinese legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new  laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the Chinese legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. As a result, it may be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

Risks Related to Currency Exchange Between the Chinese Renminbi and United States Dollars

Our reporting currency is the U.S. dollar while our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi (“RMB”). We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar. Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in substantial appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2010.

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

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. However, these approvals do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authority will not impose greater restrictions on the convertibility of RMB in the future. Because a significant amount of our future revenue may be in the form of RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in RMB to fund potential business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Industry

In addition to the current global financial crises, deterioration of the IT services industry could lead to further reductions in capital spending budgets by our customers, which could further adversely affect our revenues, gross margins and income.

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

Risks Related to Our Capital Stock

The public market for our common stock may be volatile and you could lose all or part of your investment.

In the recent past, stocks, specifically those traded on the over-the counter (“OTC”) markets, generally have experienced high levels of volatility.  Our common stock is traded on the OTC market under the symbol “CCTR” and is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.   A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

The market price of our common stock has been and is likely to continue to be significantly affected by various factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our common stock as you may be unable to sell your shares at or above the price you paid.  Factors that could cause fluctuations in the trading price or our stock include but are not limited to:

-	Price and volume fluctuations in the overall stock market from time to time
-	Significant volatility in the market prices and trading volume of technology stocks
-	Actual or anticipated fluctuations in our quarterly or annual operating results
-	Actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our stock
-	The public’s reaction to our press releases, other public announcements and filings
-	Litigation involving the Company, our industry or both or investigations by regulators into our operations or those of our competitors
-	New laws or regulations or new interpretations of existing laws or regulations applicable to our business or operations
-	Changes in accounting standards policies, guidelines, interpretations or principles
-	Discontinued operations, layoffs or corporate actions
-	General economic conditions or industry conditions or trends
-	Limited market making activity and research coverage

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation.  We may be the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock” and is subject to the “penny stock” rules of the SEC.  The trading market in our securities is limited which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

Our stock is controlled by a single majority shareholder for the foreseeable future who as a result, will be able to control our overall direction.  This majority shareholder could conceivably control the outcome of matters requiring stockholder approval and could be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, significantly diminishes control and influence which existing and future stockholders may have in our Company.

Shareholder interest in our Company may be substantially diluted as a result of the sale of additional securities to fund our plan of operation.

Our preferred stock has certain preferences over our common stock with regard to liquidation, dividends and election of directors.

Our issued and outstanding preferred stock holds a preference in liquidation over our common stock. Certain classes of our outstanding preferred stock are subject to conversion into common stock upon the occurrence of certain enumerated events and contain provisions that may limit our ability to raise additional capital if needed. In addition, any such conversion will dilute our existing and future common stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.  We moved to these offices during the fall of 2006.  NewMarket Technology, Inc.,  our majority stockholder, leases the space.

CLPTEC’s offices are located at No. 123 Qinjiang Road, Shanghai, 200233, People’s Republic of China.  The offices are leased from Gaozhi, a strategic partner, on a month-to-month basis.  The annual rent expense for the year ended December 31, 2010 was approximately $7,000.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is presently traded on the over-the-counter market maintained by the OTC Markets Group, Inc. under the symbol “CCTR.”  The following table summarizes the high and low prices for our common stock of each of the calendar quarters of 2010 and 2009:

	2010		2009
	High	Low	High	Low
First Quarter	0.023	0.011	0.375	0.115
Second Quarter	0.03	0.0071	0.225	0.029
Third Quarter	0.0085	0.0054	0.075	0.020
Fourth Quarter	0.0069	0.0015	0.060	0.020

Our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the SEC. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Number of Shareholders

At December 31, 2010, there were 620 stockholders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Issuer Purchases of Equity Securities

We have made no repurchases of our equity securities in the fiscal year ended December 31, 2010.

Dividend Policy

We have not declared any cash dividends on our common stock during our fiscal years ended on December 31, 2010 or 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

ITEM 6.                       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising; (d) lack of demand for our products and services being purchased via the Internet; and (e) other factors that may negatively affect our operating results. Statements made herein are as of the date of the filing of this Form 10-K with the SEC and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update any information or forward-looking statements contained in this Form 10-K, except as may otherwise be required by applicable law.

Overview

We sell information technology products and services and provide systems integration services in mainland China through our wholly-owned foreign entity, Clipper Technology, Ltd.  The majority of our sales are concentrated in and around the cities of Shanghai, Ningbo, Hangzhou, Dalian, and Shenzhen in China.

In December 2009, we acquired 100% of Shenzhen Nubao Technology Co., Ltd. (“Nubao”), an Original Design Manufacturer of wireless products, from China Radio Technology Co., Ltd. in exchange for a $300,000 note.  Additionally, in December 2009 we acquired 100% of Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company, from Aoyuan Electronic Company, Ltd., in exchange for a $200,000 note.

In February 2010, Paul K. Danner resigned as President and Chief Executive Officer of the Company and Dr. James Jiang was appointed President and Chief Executive Officer of the Company.

In March 2010, we executed a non-binding letter of intent (the “Fonix LOI”) under which CLPTEC, our wholly-owned subsidiary based in Shanghai, China, would acquire 100% of Shanghai Gaozhi Software Systems, Ltd. (“Gaozhi”), a telecommunications software developer, from Fonix Corporation (“Fonix”) in exchange for the issuance of a newly authorized series of preferred stock, the terms and conditions of which were subject to negotiation.  The transaction was subject to the parties successfully entering into a definitive agreement which we originally projected would occur in the third quarter of 2010.   Simultaneous with the execution of the Fonix LOI, we planned to enter into a one-year management agreement with Fonix under which CLPTEC would assist in the management of Gaozhi until the execution of a definitive agreement between the parties for the acquisition of Gaozhi by CLPTEC.  In August 2010 it became apparent the parties would be unable to negotiate a mutually satisfactory definitive agreement regarding the intended transaction, therefore all aforementioned relationships between CLPTEC and Fonix were subsequently terminated.

Through our Nubao subsidiary, in February 2010 we entered into a non-binding letter of intent (“LOI”) with an undisclosed Japanese technology company to develop and potentially provide 10,000 custom Wi-Fi devices. In conjunction with the LOI, the Japanese firm placed a $1.6 million purchase order with Nubao for 100 sets of the device as part of a pilot program.  Although the pilot program has been completed, the long-term status of project remains uncertain. In light of the earthquake, tsunami and associated events that have taken place in Japan in March 2011, the likelihood and timing of a follow on order is less certain.

Results of Operations

Fiscal Years Ended December 31, 2010 and 2009

Revenue increased 71% from $45,628,397 for the year ended December 31, 2009 to $78,187,546 for the year ended December 31, 2010.  This increase is primarily attributable to revenue from our Nubao and DAETS subsidiaries which were acquired in the fourth quarter of 2009.  Year-over-year systems integration sales from our Clipper-Huali subsidiary in the Ningbo and Shanghai regions was essentially even. Historically, we have reported a disproportionate percentage increase in revenue in the fourth quarter of our fiscal year compared to earlier quarters.  This was the case again for the year ended December 31, 2010. However, the comparative increase in gross profit was approximately 17% less than the growth in revenue.  This was attributable to (i) a lower gross margin associated with the fulfillment of a specific contract for our Nubao subsidiary, and; (ii) a government mandate in the fourth quarter of 2010 to accelerate the completion and billing on all government-related contracts which resulted in a higher percentage of lower margin, government-related revenue associated with our Clipper-Huali and DAETS subsidiaries.  Cost of sales increased 72% from $41,578,424 for the year ended December 31, 2009 to $71,635,967 for the year ended December 31, 2010.  This increase was primarily due to the corresponding increase in sales.  Cost of sales as a percentage of sales was approximately 92% and 91% for the years ended December 31, 2010 and 2009, respectively.

General and administrative expenses for the year ended December 31, 2010 were $2,019,376 compared to $1,138,739 for the year ended December 31, 2009, an increase of 77%.  The increase is primarily attributable to costs associated with our new Dalian and Shenzhen subsidiaries.

For the year ended December 31, 2010, we recognized net income of $4,201,431 after accounting for the non-controlling interest in a consolidated subsidiary, compared to net income of $2,182,620 for the year ended December 31, 2009, a 92% increase.  The increase in net income is attributable to (i) an increase in overall sales as our gross margin remained approximately the same; and (ii) an increase in other income compared to the previous year. Comprehensive income for the year ended December 31, 2010 was $4,434,924 compared to comprehensive income of $2,101,432 for the year ended December 31, 2009, a 111% increase.  Comprehensive income includes foreign currency translation adjustments and gains or losses on investment securities held.

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance at December 31, 2010 decreased $1,827,649, from $3,977,382 as of December 31, 2009, to $2,149,733.  The decrease was the result of cash used in investing activities of $3,300,000 and cash used in operating activities of $2,797,926 offset by cash provided by financing activities of $2,577,525 and the effect of exchange rates on cash of $1,692,752.  Operating activities for the year ended December 31, 2010, exclusive of changes in operating assets and liabilities provided $4,225,035, as well as a decrease in inventory of $778,030 and an increase in accounts payable of $17,609, offset by an increase in accounts receivable of $6,490,133, an increase in deposits and other assets of $1,162,536 and a decrease in accrued expenses of $165,931.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries CLPTEC, Nubao and DAETS and our majority-owned subsidiary Clipper Huali.  All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of our financial instruments.   Our financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses.  The carrying amounts of the Company’s financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

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

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  We do not believe that there has been any impairment to long-lived assets as of December 31, 2010.

Statement of Cash Flows

In accordance with ASC 230-10, Statement of Cash Flows, cash flows from our operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reposting and the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2010, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.   Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the sole executive officers and directors of the Company as of March 31, 2011:

Name and Age	Position	Date of Appointment

James Jiang, PhD (57)	President & Chief Executive Officer	February 1, 2010
Paul K. Danner (53)	President & Chief Executive Officer, Director	July 1, 2008 to February 1, 2010
Philip J. Rauch (50)	Chief Financial Officer, Director	October 18, 2006
Philip Verges (45)	Chairman	October 18, 2006

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

Paul K. Danner.  On March 3, 2008, Mr. Danner was appointed to the Board of Directors of the Company.  He was appointed President and Chief Executive Officer of the Company by the Board of Directors effective July 1, 2008. He resigned as Chief Executive Officer effective February 1, 2010. Mr. Danner previously served as the Chairman of Paragon Financial Corp., a financial services firm since June 2002 . He held various other positions with that company including as Chief Executive Officer during two separate occasions. From 1998 to 2001 Mr. Danner was employed in various roles at MyTurn.com, Inc., including as Chief Executive Officer. From 1996 to 1997 Mr. Danner was the managing partner of Technology Ventures, a consulting firm. From 1985 to 1996 he held executive-level sales & marketing positions with a number of technology companies including NEC Technologies and Control Data Corporation. Mr. Danner previously served on active duty with the United States Navy where he flew the F-14 Tomcat. He recently retired from the Navy Reserve after 30 years of total service with the rank of Captain.

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

Philip Verges. On October 18, 2006, Mr. Verges was appointed to the Board of Directors of the Company.  Mr. Verges is the Chairman of NewMarket Technology, Inc., the majority shareholder of the Company. Mr. Verges is a 1988 graduate of the United States Military Academy.  His studies at West Point centered on national security.  Mr. Verges served with distinction as a U.S. Army Captain in a wide variety of important engagements to include research and development of counterterrorism communication technologies and practices.  Mr. Verges' early career after the Army includes time in the Computer Sciences Research and Development Department of General Motors as well as experience teaching systems engineering methodology and programming to Electronic Data Systems ("EDS") employees. Mr. Verges' first business start-up experience was at EDS in a new division concentrating on call center technology in financial institutions. Later in 1995, he added to his start-up experience at a $30 million technology services business with the responsibility to open a new geographic region with a Greenfield operation. Mr. Verges founded NewMarket Technology in 1997.

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

During the fiscal year ended 2010, the following officers and directors failed to file their Form 3 by the due that thereof:   James Jiang.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics.  A copy of the code of ethics is filed as an exhibit to this Form 10-K.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last two fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Name and Principal Position	Year	Salary $	Stock Grant $	Total $

James Jiang, PhD,	2010	$90,300	$-	$90,300
President & CEO (1)	2009	$-	$-	$-
Paul K. Danner,	2010	$12,500	$-	$12,500
President & CEO (2)	2009	$150,000	$-	$150,000
Philip J. Rauch, CFO	2010	$75,000	$-	$75,000
	2009	$75,00	$-	$75,000

(1)  Dr. Jiang was appointed President and Chief Executive Officer effective February 1, 2010.

(2)  Mr. Danner resigned as President and Chief Executive Officer effective February 1, 2010.

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

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year..  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.  Our executive officers did not have any unexercised options, stock that was not vested or equity incentive plan awards as of December 31, 2010.

Employment Agreements

We do not have any employment agreements in place with our officers.

Director Compensation

We do not provide for any compensation to members of our Board of Directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2010, certain information regarding beneficial ownership of the common stock held by each person known by us to own beneficially more than 5% of the common stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares of Common Stock		% of Common Stock Issued and Outstanding (1)	Number of Shares of Series D Preferred Stock (2)		% of Series D Preferred Stock Issued and Outstanding	% of All Voting Shares (3)

All current officers and directors (4)	0		0%	0		0%	0%
NewMarket Technology, Inc. (5)	25,000,000	(6)	2%	5,000	(7)	100%	53%

(1)
Based on 1,493,641,196 shares of common stock outstanding on December 31, 2010 and the conversion of 10,000 shares of Series C Convertible Preferred shares into 25,000,000 shares of the common stock of the Company.

(2)
Based on 5,000 shares of Series D Preferred Super Majority Voting Stock issued and outstanding,  which are deemed to be the  equivalent of 51% of all shares of common stock represented at and entitled to vote at any shareholder meeting of the Company.

(3)
Based on 1,493,641,196 shares of common stock outstanding on December 31, 2010, the conversion of 10,000 Series C Convertible Preferred shares eligible for conversion and the Series D Preferred Stock being able to vote 51% of all shares of common stock issued and outstanding.

(4)
Messrs. Jiang, Rauch and Verges, the Company’s officers and directors, do not own any common stock or options exercisable into the common stock of the Company as of December 31, 2010.  This does not include shares of the Company held by NewMarket Technology, Inc., which Messrs. Verges and Rauch are officers and directors of.

(5)	NewMarket Technology, Inc.’s address is 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.
(6)
NewMarket Technology, Inc. is the holder of all 10,000 outstanding shares of the Company’s Series C Convertible Preferred Shares, which are eligible for conversion into 25,000,000 shares of the common stock of the Company.  The shares held by NewMarket Technology, Inc. are voted by Mr. Bruce Noller, the Chief Executive Officer of NewMarket Technology, Inc.

(7)
NewMarket Technology is the holder of all 5,000 outstanding shares of the Company’s Series D Convertible Preferred Shares, (with a voting equivalent to 51% of the issued and outstanding common shares) which provides for the holder of the Series D Preferred Shares to vote as a majority of the total issued and outstanding common stock of the Company.  The shares held by NewMarket Technology, Inc. are voted by Mr. Bruce Noller, the Chief Executive Officer of NewMarket Technology, Inc.

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

Director Independence

The Board of Directors currently consists of two directors.  The Company’s board of directors has determined that there were no “independent” directors during 2010 as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants, Hamilton, PC in 2010 and 2009, respectively:

	2010	2009

Audit fees	$33,500	$20,000
Audit-related fees
Tax fees	0	0
All other fees	0	0
Total:	$33,500	$20,000

PART IV

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(c) Exhibits

Exhibit No.	Description

22	Agreement for Purchase of Ownership Interest, dated
October 20, 2003, by and between Brunetti DEC, LLC and the Company.
4.15	Certificate of Designation of Series A Convertible Preferred Stock
4.27	Certificate of Designation of Series B Convertible Preferred Stock
4.38	Certificate of Designation of Series C Convertible Preferred Stock
4.48	Certificate of Designation of Series D Convertible Preferred Stock
10.11	1995 Compensatory Stock Option Plan.
10.43	Code of Ethics
10.54	Agreement and Plan or Reorganization between Intercell International Corp., NewMarket China, Inc. and NewMarket Technology, Inc., dated August 7, 2007.
10.65	Stock Purchase Agreement between Intercell International Corp. and NewMarket Technology, Inc. dated August 21, 2007.
10.78	Equity Reorganization Agreement By and Between China Crescent Enterprises, Inc. and NewMarket Technology, Inc., dated November 16, 2009.
216	List of Subsidiaries of Intercell International Corporation
31*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith.

1.	Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-67742, and effective August 16, 2001.
2.	Current Report on Form 8-K, dated October 20, 2003.
3.	Form 10-KSB for the fiscal year ended September 30, 2003.
4.	Current Report on Form 8-K, dated August 11, 2007.
5.	Current Report on Form 8-K, dated August 24, 2007.
6.	Form 10-KSB for the fiscal year ended December 31, 2006.
7.	Current Report on Form 8-K, dated March 31, 2009
8.	Form 10-K for the fiscal year ended December 31, 2009

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Crescent Enterprises, Inc.
(Registrant)

Date: April 15, 2011

By:	/s/ James Jiang
James Jiang, PhD
Chief Executive Officer

Date: April 15, 2011

By:	/s/ Philip J. Rauch
Philip J. Rauch
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Jiang	President and	April 15, 2011
James Jiang, PhD	Chief Executive Officer

/s/ Philip J. Rauch	Chief Financial Officer and	April 15, 2011
Philip J. Rauch	Director

/s/ Philip M. Verges	Chairman of the Board	April 15, 2011
Philip M. Verges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Crescent Enterprises, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of China Crescent Enterprises, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Crescent Enterprises, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of operations and cash flows for each of the two years ended in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hamilton, PC
Hamilton, PC

Denver, Colorado
April 15, 2011

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	December 31, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$2,149,733	$3,977,382
Accounts receivable	13,441,035	6,950,902
Inventory	1,973,101	2,751,131
Supplier advances and prepaid expenses	2,951,443	1,804,015
Advances to affiliate	5,300,000	2,000,000
Assets of discontinued operations	9,377	9,377
Other current assets	162,721	147,613
Total current assets	25,987,410	17,640,420

PROPERTY AND EQUIPMENT, NET	168,869	160,907
GOODWILL	1,820,267	-
INTANGIBLE ASSETS	2,201	2,597

Total assets	$27,978,747	$17,803,924

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,222,225	$1,204,616
Short-term borrowing	3,648,199	1,897,069
Accrued expenses and other liabilities	762,592	563,661
Liabilities of discontinued operations	215,243	308,683
Total current liabilities	5,848,259	3,974,029

Long-term debt	386,414	500,000

Total liabilities	6,234,673	4,474,029

EQUITY
Common stock; $.001 par value; 3,000,000,000 shares authorized;
1,493,641,196 and 234,370,600 shares issued and outstanding
at December 31, 2010 and 2009, respectively	1,493,641	234,371
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series C 10,000 and 10,000; Series D 5,000 and 5,000 shares
issued and outstanding at December 31, 2010 and
December 31, 2009, respectively	15	15
Additional paid-in capital	8,680,611	5,950,581
Accumulated comprehensive income	973,004	739,511
Retained earnings	7,956,899	3,755,468
Total China Crescent Enterprises, Inc. stockholders' equity	19,104,170	10,679,946
Noncontrolling interest	2,639,904	2,649,949
Total equity	21,744,074	13,329,895

Total liabilities and equity	$27,978,747	$17,803,924

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
Year ended December 31,

	2010	2009
REVENUE	$78,187,546	$45,628,397

COST OF SALES	71,635,967	41,578,424

Gross Margin	6,551,579	4,049,973

OPERATING EXPENSES
Selling, general and administrative expenses	2,019,376	1,138,739
Depreciation and amortization	33,649	21,448
Total expenses	2,053,025	1,160,187

Income from operations	4,498,554	2,889,786

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	-	-
Interest income	-	-
Interest expense	(149,468)	(191,717)
Other income	379,581	102,687
Other expense	(11,878)	(7,453)
Total other income (expense)	218,235	(96,483)

Net income before income tax (credit) and
minority interest	4,716,789	2,793,303
Foreign income tax	(525,403)	(73,497)
Minority interest in consolidated subsidiary	10,045	(537,186)

Net income	4,201,431	2,182,620
Other comprehensive income
Gain (loss) on investment security	-	8,368
Foreign currency translation gain (loss)	233,493	(89,556)

Comprehensive income	$4,434,924	$2,101,432

Income per weighted-average common share-basic	$0.01	$0.03
Income per weighted-average common share-diluted	$0.01	$0.03

Number of weighted average common shares o/s-basic	625,826,320	76,465,837
Number of weighted average common shares o/s-diluted	725,359,016	101,465,837

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Stockholders' Equity

					Additional	Accumulated		Total
	Number of Shares		Par Value of Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Income/(Loss)	Earnings	Equity
BEGINNING BALANCE, December 31, 2008	250,000	2,786,186	$250	$2,786	$2,239,978	$820,699	$1,392,493	$4,456,205
Issuance of preferred shares for purchase of
additional interest in subsidiary	750		1		749,999		180,355	930,355
Conversion of Series B preferred stock	(750)	81,027,024	(1)	81,027	(81,026)			-
Exchange of Series A preferred stock for								-
issuance of Series C & D preferred stock	(235,000)		(235)		235			-
Conversion of note payable		21,649,669		21,650	228,222			249,872
Issuance of shares in exchange for debt		128,907,721		128,908	2,813,173			2,942,081
Other comprehensive income						(81,188)		(81,188)
Net income							2,182,620	2,182,620
BALANCE, December 31, 2009	15,000	234,370,600	15	234,371	5,950,581	739,511	3,755,468	10,679,945
Issuance of shares in exchange for debt		301,153,509		301,154	824,392			1,125,546
Conversion of note payable		640,551,688		640,551	1,264,111			1,904,662
Common stock issued in exchange for trade payables		317,565,399		317,565	641,527			959,092
Other comprehensive income						233,493		233,493
Net income							4,201,431	4,201,431
ENDING BALANCE, December 31, 2010	15,000	1,493,641,196	$15	$1,493,641	$8,680,611	$973,004	$7,956,899	$19,104,169

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
Year ended December 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,201,431	$2,182,620
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Non-controlling interest in consolidated subsidiary	(10,045)	537,186
Depreciation	33,649	21,448
Gain on sale of fixed assets	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,490,133)	(2,054,206)
(Increase) decrease in deposits and other assets	(1,162,536)	(1,064,832)
(Increase) decrease in inventory	778,030	(792,898)
Increase (decrease) in accounts payable	17,609	(375,770)
Increase (decrease) in accrued expenses and other payables	(165,931)	119,330
Net cash used in operating activities	(2,797,926)	(1,427,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliate	(3,300,000)	-
Purchase of retained earnings	-	180,355
Sale of property and equipment	-	52,681
Net cash provided/(used) by investing activities	(3,300,000)	233,036

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	816,881	500,000
Proceeds from long-term debt	1,760,644	500,000
Payments on short-term borrowings	-	-
Payments on long-term debt	-	-
Proceeds from sale of convertible preferred stock	-	-
Net cash provided by financing activities	2,577,525	1,000,000

Effect of exchange rates on cash	1,692,752	1,570,970

Net increase/(decrease) in cash and equivalents	(1,827,649)	1,376,884

CASH, beginning of period	3,977,382	2,600,498

CASH, end of period	$2,149,733	$3,977,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-Cash Financing Activities:
Common stock issued to settle debt	$3,989,300	$2,942,081

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 -  NATURE OF OPERATION:

China Crescent Enterprises, Inc. and subsidiaries (“China Crescent” or the “Company”) is systems integration and wireless equipment manufacturing company.  To date, the majority of the Company’s sales have been information technology products and services sold within mainland China through its wholly-owned foreign subsidiary, Clipper Technology, Ltd. (“CLPTEC”) located in Shanghai, China, and its majority-owned subsidiary Clipper Huali, Ltd. (“Clipper Huali”) located in Ningbo, China.  In the fourth quarter of 2009, the Company acquired Dalian Aoyuan Electronic Technology Services Co., Ltd. (“DAETS”), a systems integration company located in Dalian, China and Shenzhen Nubao Technology Co., Ltd. (“Nubao”), a wireless equipment manufacturer located in Shenzhen, China. The Company’s headquarters is located in Dallas, Texas.

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

When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

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

Revenue Recognition

The Company is engaged in the business of resale of computer hardware, software and IT consulting services, and wireless equipment manufacturing in China.  Revenue from product sales, which accounts for the substantial majority of revenue, is recognized upon delivery.  IT Consulting services are invoiced under a time and materials contract.  Revenue is recognized as time is spent on hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses.

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

Derivative Instruments

ASC 815-10, Derivatives and Hedging, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.  The value of derivatives as of December 31, 2010 and 2009 was $0 and $0, respectively.

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

Intangibles

ASC 350-10, Intangibles-Goodwill and Other, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of ASC 350.  This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

During the year-ended December 31, 2010, the Company recognized goodwill of $1,820,267 as a result of contribution of additional paid-in-capital to certain operating subsidiaries and the restructuring of certain assets and liabilities of those subsidiaries.  This action did not result in any change in the Company’s ownership position of these subsidiaries.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820-10”), to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 requires companies that hold financing receivables, which include loans, lease receivables, and the other long-term receivables to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.   The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations

NOTE 3 -  DISCONTINUED OPERATIONS:

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

At December 31, 2010, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Total liabilities (all current)	$215,243

Brunetti reported no revenues or income during the year ended December 31, 2010.  Revenues attributable to Brunetti operations for the year ended December 31, 2010 and 2009 reported in discontinued operations, were $0 and $0, respectively  Operations related to Brunetti resulted in net income during the year ended December 31, 2010 and 2009 of $0 and $0, respectively.  Brunetti did not incur any income taxes during these periods.

NOTE 4 - NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholder’s proportionate share of equity in our Clipper-Huali subsidiary.  As of December 31, 2010, we owned 76% of the capital stock of Clipper-Huali, representing voting control and a majority interest.  Our controlling ownership interest requires that Clipper-Huali’s operations be included in the Condensed Consolidated Financial Statements contained herein.  The 24% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of December 31, 2010, The Huali Group, Ltd., our minority interest partner, held a $2,639,904 interest in the net asset value of our Clipper-Huali subsidiary.

NOTE 5 - NOTES PAYABLE AND CREDIT FACILITIES:

NOTES PAYABLE

As of December 31, 2010, the Company’s Clipper-Huali subsidiary had an unsecured promissory note outstanding with a financial institution in China:

	Annual		Principal
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/10

Shanghai Pudong Development Bank	(1)	6/21/14	$386,414

(1)	The interest rate for this note is variable based on an official government rate. At December 31, 2010, the annual interest rate was approximately 5%.

As of December 31, 2010, the Company had four unsecured promissory notes outstanding with three different investors:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

1	10%	7/7/11	$37,500
2	10%	7/7/11	$37,500
3	8%	6/15/11	$436,987
4	8%	6/15/11	$210,000

CONVERTIBLE DEBT

As of December 31, 2010, the Company had two unsecured convertible promissory notes outstanding with an investor:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 12/31/10

1	5%	7/7/11	$95,000
2	5%	7/7/11	$117,262

The notes are convertible into shares of common stock of the Company at the lowest closing price of the stock during the ten trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 4.99% of the outstanding shares of common stock.  At December 31, 2010, such a conversion would have represented 74,532,696 shares of common stock.

LINES OF CREDIT

As of December 31, 2010, the Company’s Clipper-Huali subsidiary had several revolving lines of credit outstanding with two financial institutions in China.  These credit lines are secured by the outstanding accounts receivable and inventory of this subsidiary.

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 12/31/10

Shanghai Pudong Development Bank	5.58%	11/27/11	$1,466,920
Shanghai Pudong Development Bank	5.31%	11/27/11	$953,646
Bank of Ningbo	5.31%	6/24/11	$293,384

Total:			$2,713,950

NOTE 6 - STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

During the year ended December 31, 2006, the Company issued 250,000 shares of its Series A Preferred Stock in exchange for $250,000. The shares had a par value of $0.001 per share and a purchase price of $1.00 per share and bear no dividend.  The shares were convertible into 60% of the issued and outstanding common stock of the Company, any time after August 31, 2007. The shares had a voting right equal to 60% of the issued and outstanding common stock of the Company. There are no outstanding shares of Series A Preferred Stock as of December 31, 2010 (see below).

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

In November 2009, pursuant to the terms of the Equity Reorganization Agreement between the Company and NewMarket, NewMarket agreed to exchange all  250,000 outstanding shares of Series A Preferred Stock to the Company in exchange for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock.  The Series C Convertible Preferred Stock bears no dividend and is convertible into 25 million shares of common stock of the Company upon the effectiveness of a registration statement with the Securities and Exchange Commission.  The Series D Preferred Stock bears no dividend and the holders have voting rights at all times equal to 51% of the total outstanding shares of the common stock of the Company.

Common Stock

The Company has authorized 3,000,000,000 shares of $0.001 par value common stock.  The Company had 1,493,641,196 shares of common stock issued and outstanding at December 31, 2010.  In October 2010, the Company filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized and amendment to the Company’s Articles of Incorporation to increase the number of authorized common shares from one billion (1,000,000,000) to three billion (3,000,000,000).  This action was passed by written consent of the Company’s majority shareholder and was effective on November 15, 2010.

During the year ended December 31, 2010, the Company issued 1,259,270,596 shares of common stock for

●	301,153,509 shares of common stock were issued pursuant to various agreements to exchange $1,125,546 in short-term debt for equity.
●	640,551,688 shares of common stock were issued pursuant to the conversion of notes payable into equity.
●	317,565,399 shares of common stock were issued pursuant to various agreements to exchange $959,092 in trade payables for equity.

NOTE 7 - STOCK OPTIONS AND WARRANTS:

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

A summary of the status of the 1995 Plan is as follows:

	December 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	190,000	$10.86	190,000	$10.86
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at end of year	190,000	$10.86	190,000	$10.86

Options exercisable at end of Year	190,000	$10.86	190,000	$10.86

The following table summarizes information about stock options outstanding as of December 31, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$3.50-12.75	190,000	3-4 years	$10.86	190,000	$3.50-12.75

In August 2008, the Company established a new Stock Option and Award Plan (the “2008 Plan”) and has reserved 400,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by the Board of Directors.  There have been no grants made under the 2008 Plan as of December 31, 2010.

Stock Warrants

At December 31, 2010, there were no warrants to purchase common stock were outstanding.

During the year ended December 31, 2009, warrants to purchase up to 700,000 shares of common stock expired.

NOTE 8 -  INCOME TAXES:

The Company did not incur a domestic income tax expense for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company has net domestic operating loss carry forwards of approximately $3.4 million which expire between 2011 and 2026. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

NOTE 9 - EARNINGS PER SHARE:

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the periods presented below (in thousands, except per share data):

	Year ended December 31,
	2010	2009

Net income, as reported	$4,201,431	$2,182,620
Basic earnings per share:
Basic weighted average shares outstanding	625,826,320	76,465,837
Basic earnings per common share	$0.01	$0.03
Diluted earnings per share:
Basic weighted average shares outstanding	625,826,320	76,465,837
Effective of dilutive instruments	99,532,696	25,000,000
Diluted weighted average shares outstanding	725,359,016	101,465,837
Diluted earnings per common share	$0.01	$0.02

NOTE 10 – FAIR VALUE MEASUREMENT

The Company has adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to its non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

NOTE 11 -  OTHER COMPREHENSIVE INCOME:

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2010 was as follows:

	Foreign Currency	Gain (Loss) on
	Translation Adjustment	Investment Security

Balance at December 31, 2008	$829,067	$(8,368)
Change for the year ended December 31, 2009	(89,556)	8,368
Balance at December 31, 2009	739,511	-
Change for the year ended December 31, 2010	233,493	-
Balance at December 31, 2010	$973,004	$-

 NOTE 12 - SEGMENT INFORMATION:

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Office Leases

The principal executive office of the Company is located at 14860 Montfort Drive, Suite 210, Dallas, Texas 75254.  The Company moved to these offices during the fall of 2006.  NewMarket Technology, the majority stockholder of the Company, leases the space.

CLPTEC’s offices are located at No. 123 Qinjiang Road, Shanghai, 200233, Peoples Republic of China.  The offices are leased from Gaozhi Science and Technology Development, Ltd., a strategic partner, on a month-to-month basis.  The rent expense for the year ended December 31, 2010 was approximately $7,000.

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

NOTE 14 – SUBSEQUENT EVENTS  (UNAUDITED):

The Company evaluates subsequent events for purposes of recognition or disclosure in the financial statements through the date that the financial statements are issued.  There were no reportable subsequent events as of the date of issuance of this report.