Form 10-Q
period 2011-03-31
China Crescent Enterprises, Inc.
filed 2011-05-20
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐     No ☑

The Registrant had 2,977,352,624 shares of Common Stock outstanding as of May 20, 2011.

Item 1.  Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,765,633	$2,149,733
Accounts receivable	14,978,232	13,441,035
Inventory	1,810,422	1,973,101
Supplier advances and prepaid expenses	4,278,020	2,951,443
Advances to affiliate	5,301,000	5,300,000
Assets of discontinued operations	9,377	9,377
Other current assets	162,721	162,721
Total current assets	28,305,405	25,987,410

PROPERTY AND EQUIPMENT, NET	159,994	168,869
GOODWILL	1,820,267	1,820,267
INTANGIBLE ASSETS	2,283	2,201

Total assets	$30,287,949	$27,978,747

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,675,866	$1,222,225
Short-term borrowing	1,685,240	3,648,199
Accrued expenses and other liabilities	3,262,514	762,592
Liabilities of discontinued operations	215,243	215,243
Total current liabilities	6,838,863	5,848,259

Long-term debt	503,401	386,414

Total liabilities	7,342,264	6,234,673

EQUITY
China Crescent Enterprises, Inc. shareholders' equity:
Common stock; $.001 par value; 3,000,000,000 shares authorized;
2,977,352,624 and 1,493,641,196 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	2,977,352	1,493,641
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series C 10,000 and 10,000; Series D 5,000 and 5,000 shares
issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	15	15
Additional paid-in capital	7,980,860	8,680,611
Accumulated comprehensive income	1,188,859	973,004
Retained earnings	8,193,376	7,956,899
Total China Crescent Enterprises, Inc. stockholders' equity	20,340,462	19,104,170
Noncontrolling interest	2,605,223	2,639,904
Total equity	22,945,685	21,744,074

Total liabilities and equity	$30,287,949	$27,978,747

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE	14,889,592	14,987,219

COST OF SALES	14,020,502	13,885,066

Gross Margin	869,090	1,102,153

OPERATING EXPENSES
Selling, general and administrative expenses	511,301	337,909
Depreciation and amortization	15,167	12,565
Total expenses	526,468	350,474

Income (loss) from operations	342,622	751,679

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(21,676)	(30,323)
Other income	10,404	85,194
Other expense	-	(1,180)
Total other income (expense)	(11,272)	53,691

Net income before income tax and non-controlling interest	331,350	805,370
Foreign income tax	129,555	84,891
Non-controlling interest in consolidated subsidiary	(34,681)	63,496

Net income	236,476	656,983

Other comprehensive income:
Gain on foreign currency translation	215,855	232,041
Total other comprehensive income	215,855	232,041

Comprehensive income	$452,331	$889,024

Earnings per share-basic and diluted:

Net income per weighted-average share-basic	$0.00	$0.00

Net income per weighted-average share-diluted	$0.00	$0.00

Number of weighted average common shares o/s-basic	2,459,868,916	283,287,693
Number of weighted average common shares o/s-diluted	3,000,000,000	308,287,693

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Changes in Equity
December 31, 2010 Through March 31, 2011
(Unaudited)

						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income	Earnings	Equity

STARTING BALANCE, 12/31/10	15,000	1,493,641,196	$15	$1,493,641	$8,680,611	$973,004	$7,956,899	$19,104,170

Common stock issued for conversion
of notes payable		1,218,131,428		1,218,131	(568,882)			649,249

Common stock issued for trade payables		265,580,000		265,580	(130,869)			134,711

Other comprehensive income						215,855		215,855

Net income							236,476	236,476

ENDING BALANCE, 3/31/11	15,000	2,977,352,624	15	$2,977,352	$7,980,860	$1,188,859	$8,193,375	$20,340,461

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236,477	$656,983
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	(34,681)	63,496
Depreciation	15,167	12,565
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,537,197)	(1,335,513)
(Increase) decrease in advances and other assets	(1,326,577)	(782,828)
(Increase) decrease in inventory	162,679	(216,558)
Increase (decrease) in accounts payable	453,641	476,249
Increase (decrease) in accrued expenses and other payables	2,499,922	651,293
Net cash provided by/(used in) operating activities	469,431	(474,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	(1,000)	(500,000)
Purchase of property and equipment	-	(4,528)
Net cash used in investing activities	(1,000)	(504,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	205,256
Payments on short-term borrowing	(1,313,710)	-
Proceeds from long-term debt	116,987	-
Net cash provided by/(used in) financing activities	(1,196,723)	205,256

Effect of exchange rates on cash	344,192	215,812

Net decrease in cash and equivalents	(384,100)	(557,773)

CASH, beginning of period	2,149,733	3,977,382

CASH, end of period	$1,765,633	$3,419,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash	$21,676	$30,323

Non-Cash Financing Activities:
Common stock issued to settle debt	$649,249	$745,836

Common stock issued to settle trade payables	$134,711	$94,833

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011

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

We are a majority-owned subsidiary of NewMarket Technology, Inc. (“NewMarket”), a Dallas, Texas based systems integration company.

In April 2009, we filed a certificate of amendment of our Articles of Incorporation to (1) increase the number of authorized common shares from two hundred million (200,000,000) to one billion (1,000,000,000); and  (2) effect a reverse split of the common stock issued and outstanding on a one new share for twenty-five old shares basis. These actions were effective on May 12, 2009 and the Consolidated Balance Sheet, the Statement of Shareholder’s Equity and information presented in the Notes to the Consolidated Financial Statements have been adjusted to reflect the effect of the reverse stock split.

In October 2010, we filed a Definitive Information Statement on Schedule 14C indicating that the Board of Directors had authorized an amendment to our Articles of Incorporation to increase the number of authorized common shares from one billion (1,000,000,000) to three billion (3,000,000,000).  This action was passed by written consent of our majority shareholder and was effective on November 15, 2010.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2011 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Intangibles

Accounting Standards Codification (“ASC”) 350-10, Intangibles-Goodwill and Other, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of ASC 350.  This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

There were no options granted during the three months ended March 31, 2011.

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact of this ASU and what effect expected the adoption of this ASU will have an impact on our future business combinations, if any.

2.  DESCRIPTION OF BUSINESS:

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

Beyond the recent inclusion of our ODM business, we also continue to explore the possibility of establishing worldwide business relationships with customers that may involve:

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

At March 31, 2011, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Total liabilities (all current)	$215,243

Brunetti reported no revenues or income during the three months ended March 31, 2011.

4.   NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholder’s proportionate share of equity in our Clipper-Huali subsidiary.  As of March 31, 2011, we owned 76% of the capital stock of Clipper-Huali, representing voting control and a majority interest.  Our controlling ownership interest requires that Clipper-Huali’s operations be included in the Condensed Consolidated Financial Statements contained herein.  The 24% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of March 31, 2011, The Huali Group, Ltd., our minority interest partner, held a $2,605,223 interest in the net asset value of our Clipper-Huali subsidiary.

5.   NOTES PAYABLE AND CREDIT FACILITIES:

SHORT-TERM DEBT

As of March 31, 2011, the Company had an unsecured promissory note outstanding with an investor:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

1	8%	6/15/11	$285,000

LONG-TERM DEBT

As of March 31, 2011, the Company’s Clipper-Huali subsidiary had an unsecured promissory note outstanding with a financial institution in China:

	Annual		Principal
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 3/31/11

Shanghai Pudong Development Bank	(1)	6/21/14	$400,901

(1)	The interest rate for this note is variable based on an official government rate. At March 31, 2011, the annual interest rate was approximately 5%.

CONVERTIBLE LONG-TERM DEBT

As of March 31, 2011, the Company had an unsecured convertible promissory note outstanding with an investor:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 3/31/11

1	6%	5/3/13	$125,000

(1)
The note is convertible into shares of common stock of the Company based the average of the three lowest closing prices of the stock during the twenty trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 9.99% of the outstanding shares of common stock of the Company.  At March 31, 2011, such a conversion would have represented 156,250,000 shares of common stock.

LINES OF CREDIT

As of March 31, 2011, the Company’s Clipper-Huali subsidiary had several revolving lines of credit outstanding with two financial institutions in China.  These credit lines are secured by the outstanding accounts receivable and inventory of this subsidiary.

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 3/31/11

Hangzhou United Commerical Bank	7.92%	3/22/12	$106,540
Shanghai Pudong Development Bank	5.31%	11/27/11	$989,300
Bank of Ningbo	5.31%	6/24/11	$304,400

Total:			$1,400,240

6.  STOCKHOLDER’S EQUITY:

Common Stock

We have authorized 3,000,000,000 shares of $0.001 par value of common stock.  We had 2,977,352,624 shares of common stock issued and outstanding at March 31, 2011.

During the first quarter of 2011, we issued 1,483,711,428 shares of common stock as follows:

●	We issued 1,127,350,847 shares of common stock pursuant to the conversion of notes payable into shares of common stock

●	We issued 356,360,581 shares of common stock pursuant to two agreements to exchange $186,357 in trade payables for equity.

Preferred Stock

We have authorized 20,000,000 shares of $0.001 par value preferred stock.  The rights and privileges of the preferred stock are determined by our Board of Directors prior to issuance.

In November 2009, pursuant to the terms of the Equity Reorganization Agreement between the Company and NewMarket, NewMarket agreed to tender 250,000 shares of Series A Preferred Stock to the Company in exchange for the issuance of 10,000 shares of Series C Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock.  The Series C Convertible Preferred Stock bears no dividend and is convertible into 25 million shares of common stock of the Company.  The Series D Preferred Stock bears no dividend and the holders have voting rights at all times equal to 51% of the total outstanding shares of our common stock.

7.  STOCK OPTIONS AND WARRANTS:

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

The following table summarizes information about stock options outstanding as of March 31, 2011.

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$3.50-12.75	190,000	2-3 years	$10.86	190,000	$3.50-12.75

In August 2008, we established a Stock Option and Award Plan (the “2008 Plan”) and reserved 400,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by our Board of Directors.  There have been no grants made under the 2008 Plan as of March 31, 2011.

Warrants

At March 31, 2011, there were no warrants to purchase common stock outstanding.

8.   INTANGIBLES:

Our intangible assets consist primarily of goodwill related to acquisitions.  None of our intangible assets are subject to amortization.  We determined that, as of March 31, 2011, there have been no significant events which may affect the carrying value of our intangible assets, therefore no impairment charge was recorded during the three-months ended March 31, 2011.

9.    FAIR VALUE MEASUREMENT

We have adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to our non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

10.   SEGMENT INFORMATION:

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

11.  SUBSEQUENT EVENTS:

In April 2011, we entered into a non-binding Letter-of-Intent to sell our Shenzhen-based Nubao subsidiary to NuMobile, Inc.  The prospective transaction is subject to the negotiation of final terms and conditions, the completion of reasonable and customary due diligence, and the issuance of a fairness opinion by a qualified third-party valuation firm.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements,  You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Forward-looking statements include information concerning our possible and assumed future results of operations, including descriptions of our business strategy.  The statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other similar expressions.  These statements are based on assumptions that we have made in light of our experience and well as perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financials results or results of operations and could cause actual results to differ materially from those on the forward-looking statements.  These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop business, failure to increase or maintain the number of customers we have, downturns in the economies and/or industries that we serve, and the failure to attract or keep qualified professionals we employ.  These factors and others discussed in detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statements made by us herein, or elsewhere, speaks only as of the date on which we made it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Links to all of our filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, information statements and other material information concerning us are available on the Investor Relations page of our website at www.ChinaCrescent.com.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of March 31, 2011.

Plan of Operations

We sell information technology products and services and provide systems integration services in mainland China through our wholly-owned foreign entity, Clipper Technology, Ltd.  The majority of our sales are concentrated in and around the cities of Shanghai, Ningbo, Hangzhou,  Dalian, and Shenzhen in China.

As part of a strategy to enhance shareholder value, we recently announced that we are contemplating a plan under which we would sell one or more of our subsidiary operations to a third party which would potentially create a cash or stock dividend distribution to our shareholders and a financial interest in the third party.  As part of this plan, in April 2011, we entered into a non-binding Letter-of-Intent to sell our Shenzhen-based Nubao subsidiary to NuMobile, Inc.  The prospective transaction is subject to the negotiation of final terms and conditions, the completion of reasonable and customary due diligence, and the issuance of a fairness opinion by a qualified third-party valuation firm.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010:

Net sales decreased 1% from $14,987,219 for the quarter ended March 31, 2010 to $14,889,592 for the quarter ended March 31, 2011.  Sales for the quarter in all of our operating subsidiaries were essentially flat compared to the prior year.   Cost of sales increased 1% from $13,885,066 for the quarter ended March 31, 2010 to $14,020,502 for the quarter ended March 31, 2011.  Cost of sales, as a percentage of revenue was approximately 94% and 93% for the three months ended March 31, 2011 and 2010, respectively. This slight increase was a result of competitive pricing pressures in our Clipper-Huali systems integration subsidiary.

General and administrative expenses during the three months ended March 31, 2011 were $511,301 compared to $337,909 for the three months ended  March 31, 2010, an increase of 51%.  The increase is primarily attributable to expenses associated with our new DAETS and Nubao subsidiaries which were acquired in the fourth quarter of 2009.   General and administrative expenses as a percentage of revenue were 3% and 2% for the three months ended March 31, 2011and 2010, respectively.

During the three months ended March 31, 2011, we recognized net income of $236,476 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $656,983 during the three months ended March 31, 2010, a 64% decrease.  The decrease in net income is attributable to a lower gross margin and higher general and administrative expenses for the three months ended March 31, 2011 compared to the same period last year.  Comprehensive income for the three months ended March 31, 2011 was $452,331 compared to $889,024 for three months ended March 31, 2010.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Liquidity and Capital Resources

Our cash balance at March 31, 2011 decreased $384,100, from $2,149,733 as of December 31, 2010, to $1,765,633. The decrease was the result of cash used in financing activities of $1,196,723 and cash used in investing activities of $1,000, offset by cash provided by operating activities of $469,431 and the effect of exchange rates on cash of $344,192. Operating activities for the three months ended March 31, 2011, exclusive of changes in operating assets and liabilities, provided $216,963, as well as an increase in accrued expenses and other payables of $2,499,922, an increase in accounts payable of 453,641 and an decrease in inventory of $162,679, offset by an increase in accounts receivable $1,537,197 and an increase in supplier advances of $1,326,577.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2011 and 2010.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

As of March 31, 2011, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sale of our securities without registration during the three month period ended March 31, 2011:

●	We issued 1,127,350,847 shares of common stock pursuant to the conversion of notes payable into shares of common stock

●	We issued 356,360,581 shares of common stock pursuant to two agreements to exchange $186,357 in trade payables for equity.

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

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date: May 20, 2011	/s/ James Jiang
James Jiang, PhD
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer