Form 10-Q
period 2011-06-30
China Crescent Enterprises, Inc.
filed 2011-08-22
CIK 745655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The Registrant had  2,977,352,624 shares of Common Stock outstanding as of August 22, 2011.

Item 1.  Financial Statements

China Crescent Enterprises, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,395,556	$2,149,733
Accounts receivable	15,174,438	13,441,035
Inventory	2,151,614	1,973,101
Supplier advances and prepaid expenses	4,232,323	2,951,443
Advances to affiliate	5,301,000	5,300,000
Assets of discontinued operations	9,377	9,377
Other current assets	162,721	162,721
Total current assets	29,427,029	25,987,410

PROPERTY AND EQUIPMENT, NET	162,828	168,869
GOODWILL	1,820,267	1,820,267
INTANGIBLE ASSETS	2,738	2,201

Total assets	$31,412,862	$27,978,747

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,214,181	$1,222,225
Short-term borrowing	1,001,615	3,648,199
Accrued expenses and other liabilities	4,590,662	762,592
Liabilities of discontinued operations	215,243	215,243
Total current liabilities	8,021,701	5,848,259

Long-term debt	105,000	386,414

Total liabilities	8,126,701	6,234,673

EQUITY
China Crescent Enterprises, Inc. shareholders' equity:
Common stock; $.001 par value; 3,000,000,000 shares authorized;
2,977,352,624 and 1,493,641,196 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	2,977,352	1,493,641
Preferred stock; $.001 par value; 20,000,000 shares authorized;
Series C 10,000 and 10,000; Series D 5,000 and 5,000 shares
issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	15	15
Additional paid-in capital	7,980,860	8,680,611
Accumulated comprehensive income	1,296,043	973,004
Retained earnings	8,424,062	7,956,899
Total China Crescent Enterprises, Inc. stockholders' equity	20,678,332	19,104,170
Noncontrolling interest	2,607,829	2,639,904
Total equity	23,286,161	21,744,074

Total liabilities and equity	$31,412,862	$27,978,747

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE	14,939,762	16,719,095	29,829,354	31,706,314

COST OF SALES	14,170,808	14,909,148	28,191,310	28,794,214

Gross Margin	768,954	1,809,947	1,638,044	2,912,100

OPERATING EXPENSES
Selling, general and administrative expenses	510,690	522,759	1,021,991	860,668
Depreciation and amortization	14,161	15,365	29,328	27,930
Total expenses	524,851	538,124	1,051,319	888,598

Income (loss) from operations	244,103	1,271,823	586,725	2,023,502

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-
Interest expense	(13,489)	(34,998)	(35,165)	(65,321)
Other income	80,332	81,314	90,736	166,508
Other expense	(436)	(1,650)	(436)	(2,830)
Total other income (expense)	66,407	44,666	55,135	98,357

Net income before income tax and non-controlling interest	310,510	1,316,489	641,860	2,121,859
Foreign income tax	(77,218)	(126,789)	(206,773)	(214,680)
Non-controlling interest in consolidated subsidiary	(2,605)	(70,791)	32,076	(134,287)

Net income	230,687	1,118,909	467,163	1,772,892

Other comprehensive income:
Gain on foreign currency translation	107,184	339,737	323,039	232,041
Total other comprehensive income	107,184	339,737	323,039	232,041

Comprehensive income	$337,871	$1,458,646	$790,202	$2,004,933

Earnings per share-basic and diluted:

Net income per weighted-average share-basic	$0.00	$0.00	$0.00	$0.00

Net income per weighted-average share-diluted	$0.00	$0.00	$0.00	$0.00

Number of weighted average common shares o/s-basic	2,977,352,624	488,754,379	2,977,352,624	386,588,624
Number of weighted average common shares o/s-diluted	3,000,000,000	513,754,379	3,000,000,000	411,588,624

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Changes in Equity
December 31, 2010 Through June 30, 2011
(Unaudited)

						Accumulated
	Number of Shares		Par Value of Shares		Additional	Comprehensive	Retained	Stockholders'
	Preferred	Common	Preferred	Common	Paid-In Capital	Income	Earnings	Equity

STARTING BALANCE, 12/31/10	15,000	1,493,641,196	$15	$1,493,641	$8,680,611	$973,004	$7,956,899	$19,104,170

Common stock issued for conversion
of notes payable		1,218,131,428		1,218,131	(568,882)			649,249

Common stock issued for trade payables		265,580,000		265,580	(130,869)			134,711

Other comprehensive income						323,039		323,039

Net income							467,163	467,163

ENDING BALANCE, 6/30/11	15,000	2,977,352,624	15	$2,977,352	$7,980,860	$1,296,043	$8,424,062	$20,678,332

See accompanying notes to consolidated financial statements.

China Crescent Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$467,163	$1,772,892
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Noncontrolling interest in consolidated subsidiary	32,076	134,287
Depreciation	29,328	27,930
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,733,403)	(2,946,158)
(Increase) decrease in advances and other assets	(1,280,880)	(358,612)
(Increase) decrease in inventory	(178,513)	119,829
Increase (decrease) in accounts payable	991,956	323,423
Increase (decrease) in accrued expenses and other payables	3,828,070	1,173,558
Net cash provided by operating activities	2,155,797	247,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	-	-
Purchase of property and equipment	(29,841)	(87,548)
Net cash used in investing activities	(29,841)	(87,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	445,156
Payments on short-term borrowings	(2,646,584)
Advances to affiliates	-	(1,000,000)
Payments on long-term debt	(261,414)	-
Net cash used in financing activities	(2,907,998)	(554,844)

Effect of exchange rates on cash	1,027,865	554,026

Net increase in cash and equivalents	245,823	158,783

CASH, beginning of period	2,149,733	3,977,382

CASH, end of period	$2,395,556	$4,136,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash	$35,165	$65,321

Non-Cash Financing Activities:
Common stock issued to settle debt	$649,249	$1,516,694

Common stock issued to settle trade payables	$134,711	$326,822

See accompanying notes to consolidated financial statements.

CHINA CRESCENT ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2011 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2010.

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

There were no options granted during the six months ended June 30, 2011.

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

Noncontrolling Interest

We account for noncontrolling interests in accordance with ASC 810-10-45, Noncontrolling Interest in a Subsidiary, which requires us to present noncontrolling interests (previously referred to as minority interests) as a separate component of total shareholder’s equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the consolidated income statement.

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive income (loss) consists of its net income (loss), the change in the currency translation adjustment.

Related Parties

Parties are considered related to the Company if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions, or visa versa, where we have such an ability.  Related parties may be individuals or other entities which are under the significant influence of related parties of the Company where those parties are individuals.

Concentration of Risk

Our operations are carried out in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China’s economy. Our operations in China are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti- inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within China. We have not experienced any losses in such accounts and believe we are not exposed to any risks on our cash in bank accounts.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04,  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on our  consolidated financial position and results of operations upon adoption.

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

At June 30, 2011, the carrying values of Brunetti’s assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

Cash	$9,377
Total assets (all current)	$9,377

Accounts payable	$179,473
Related party payable	25,035
Line of credit	10,735
Total liabilities (all current)	$215,243

Brunetti reported no revenues or income during the six months ended June 30, 2011.

4.   NON-CONTROLLING INTEREST:

Non-controlling interest represents the minority stockholder’s proportionate share of equity in our Clipper-Huali subsidiary.  As of June 30, 2011, we owned 76% of the capital stock of Clipper-Huali, representing voting control and a majority interest.  Our controlling ownership interest requires that Clipper-Huali’s operations be included in the Condensed Consolidated Financial Statements contained herein.  The 24% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Consolidated Statement of Operations and the Consolidated Balance Sheet.  As of June 30, 2011, The Huali Group, Ltd., our non-controlling  interest partner, held a $2,607,829 interest in the net asset value of our Clipper-Huali subsidiary.

5.   NOTES PAYABLE AND CREDIT FACILITIES:

SHORT-TERM DEBT

As of June 30, 2011, the Company had an unsecured promissory note outstanding with an investor:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

1	8%	12/15/11	$285,000

CONVERTIBLE LONG-TERM DEBT

As of June 30, 2011, the Company had an unsecured convertible promissory note outstanding with an investor:

	Annual		Principal
	Interest	Maturity	Outstanding
Note	Rate	Date	at 6/30/11

1	6%	5/3/13	$125,000

(1)
The note is convertible into shares of common stock of the Company based the average of the three lowest closing prices of the stock during the twenty trading days prior and including the date of conversion.  The holder of the notes can only convert a portion of the principal such that at no time does their beneficial ownership exceed 9.99% of the outstanding shares of common stock of the Company.  At June 30, 2011, such a conversion would have represented 297,437,527 shares of common stock.  The note has a face value of $125,000 with an unamortized discount of $20,000 at June 30, 2011.

LINES OF CREDIT

As of June 30, 2011, the Company’s Clipper-Huali subsidiary had several revolving lines of credit outstanding with two financial institutions in China.  These credit lines are secured by the outstanding accounts receivable and inventory of this subsidiary.

	Annual		Amount
	Interest	Maturity	Outstanding
Institution	Rate	Date	at 6/30/11

Hangzhou United Commerical Bank	7.92%	3/22/12	$216,580
Shanghai Pudong Development Bank	5.31%	11/27/11	$190,635
Bank of Ningbo	5.31%	6/24/12	$309,400

Total:			$716,615

6.   STOCKHOLDER’S EQUITY:

Common Stock

We have authorized 3,000,000,000 shares of $0.001 par value of common stock.  We had 2,977,352,624 shares of common stock issued and outstanding at June 30, 2011.

During the second quarter of 2011, we did not issue any shares of common stock.

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

The following table summarizes information about stock options outstanding as of June 30, 2011:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Exercise Price
$3.50-12.75	190,000	2-3 years	$ 10.86	190,000	$3.50-12.75

In August 2008, we established a Stock Option and Award Plan (the “2008 Plan”) and reserved 400,000 shares of common stock for issuance under the 2008 Plan.  Under the 2008 Plan, incentive stock options are granted at prices not less than 100% of the fair market value of the stock at the date of grant, and nonqualified options are granted at prices determined by the Board of Directors.  Vesting provisions are determined by our Board of Directors.  There have been no grants made under the 2008 Plan as of June 30, 2011.

Warrants

At June 30, 2011, there were no warrants to purchase common stock outstanding.

8.   INTANGIBLES:

Our intangible assets consist primarily of goodwill related to acquisitions.  None of our intangible assets are subject to amortization.  We determined that, as of June 30, 2011, there have been no significant events which may affect the carrying value of our intangible assets, therefore no impairment charge was recorded during the six months ended June 30, 2011.

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

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management evaluates these estimates on an on-going basis including those related to the collection of accounts receivable, inventory, sales returns, and non-monetary transactions such as stock-based compensation, impairment of intangible assets and derivative liabilities. Actual results may differ from these estimates. A discussion of critical accounting policies and the related judgments and estimates affecting the preparation of the consolidated financial statements is included in our Annual Report on our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.  There have been no material changes to these critical accounting policies as of June 30, 2011.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

Net sales decreased 11% from $16,719,095 for the quarter ended June 30, 2010 to $14,939,762 for the quarter ended June 30, 2011.  Sales for the quarter in our Clipper Huali operating subsidiary were essentially flat compared to the prior year, while sales in our Nubao and DAETS subsidiaries decreased 32% and 26% respectively compared to the prior year.   Cost of sales decreased 5% from $14,909,148 for the quarter ended June 30, 2010 to $14,170,808 for the quarter ended June 30, 2011.  Cost of sales, as a percentage of revenue was approximately 95% and 89% for the three months ended June 30, 2011 and 2010, respectively. This increase was a result of competitive pricing pressures in our Clipper Huali systems integration subsidiary.

General and administrative expenses during the three months ended June 30, 2011 were $510,690 compared to $522,759 for the three months ended  June 30, 2010, a decrease of 2%.  General and administrative expenses as a percentage of revenue were 3% and 3% for the three months ended June 30, 2011and 2010, respectively.

During the three months ended June 30, 2011, we recognized net income of $230,687 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $1,118,909 during the three months ended June 30, 2010, a 79% decrease.  The decrease in net income is attributable to a decrease in sales and a lower gross margin for the three months ended June 30, 2011 compared to the same period last year.  Comprehensive income for the three months ended June 30, 2011 was $337,871 compared to $1,458,646 for three months ended June 30, 2010.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

Net sales decreased 7% from $31,706,314 for the six months ended June 30, 2010 to $29,829,354 for the six months ended June 30, 2011.  Sales for the six months in our Clipper Huali operating subsidiary were essentially flat compared to the prior year, while sales in our Nubao and DAETS subsidiaries decreased 22% and 11% respectively compared to the prior year.   Cost of sales decreased 2% from $28,794,214 for the six months ended June 30, 2010 to $28,191,130 for the six months ended June 30, 2011.  Cost of sales, as a percentage of revenue was approximately 95% and 91% for the three months ended June 30, 2011 and 2010, respectively. This increase was a result of competitive pricing pressures in our Clipper Huali systems integration subsidiary.

General and administrative expenses during the six months ended June 30, 2011 were $1,021,991 compared to $860,668 for the six months ended  June 30, 2010, an increase of 19%.  General and administrative expenses as a percentage of revenue were 3% and 3% for the six months ended June 30, 2011and 2010, respectively.

During the six months ended June 30, 2011, we recognized net income of $467,163 after accounting for the non-controlling interest in our Clipper-Huali consolidated subsidiary, compared to net income of $1,772,892 during the six months ended June 30, 2010, a 74% decrease.  The decrease in net income is attributable to a decrease in sales and a lower gross margin for the six months ended June 30, 2011 compared to the same period last year.  Comprehensive income for the six months ended June 30, 2011 was $790,202 compared to $2,004,933 for the six months ended June 30, 2010.  Comprehensive income or loss includes gains or losses in foreign currency translation adjustments and unrealized gains or losses (if any) on available-for-sale securities held.

Liquidity and Capital Resources

Our cash balance at June 30, 2011 increased $245,823, from $2,149,733 as of December 31, 2010, to $2,395,556. The increase was the result of cash provided by operating activities of $2,155,797 and the effect of exchange rates on cash of $1,027,865, offset by cash used in investing activities of $29,841 and cash used in financing activities of $2,907,998. Operating activities for the six months ended June 30, 2011, exclusive of changes in operating assets and liabilities, provided $528,567, as well as an increase in accrued expenses and other payables of $3,828,070 and an increase in accounts payable of $991,956, offset by an increase in accounts receivable $1,733,403, an increase in supplier advances of $1,280,880 and an increase in inventory of $178,513.

In recent years, we have funded our working capital requirements principally through borrowings under bank lines of credit, term loans, and issuances of common stock in exchange for debt.  To the extent our operations are not sufficient to fund our capital requirements, we may enter into additional revolving loan agreements with a financial institution, or attempt to raise additional capital through the sale of additional common or preferred stock or through the issuance of additional debt.  To the extent that we raise additional capital or settle existing liabilities through the sale or issuance of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.  The current financing environment in the United States is exceptionally challenging and we can provide no assurances that we can raise capital either to fund our operations or to finance an acquisition.   Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2011 and 2010.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of June 30, 2011, there have been no material changes to the risk factors disclosed in Part I, Item 1 to our  annual report on Form 10-K for the year ended December 31, 2010.

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

CHINA CRESCENT ENTERPRISES, INC.
(Registrant)

Date:	August 22, 2011	/s/ James Jiang
James Jiang, Ph D
Chief Executive Officer

/s/ Philip J. Rauch
Philip J. Rauch,
Chief Financial Officer

17